Form 10-Q
period 2005-06-30
Copano Energy, L.L.C.
filed 2005-08-15
CIK 1297067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

(713) 621-9547

(Registrant’s Telephone Number, Including Area Code)

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

There were 8,541,828 common units of Copano Energy, L.L.C. outstanding at August 12, 2005. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.                        Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands, except
	unit information)
ASSETS
Current assets:
Cash and cash equivalents	$10,210	$7,015
Escrow cash	1,008	1,000
Accounts receivable, net	28,490	37,045
Accounts receivable from affiliates	650	1,141
Prepayments and other current assets	489	1,300
Total current assets	40,847	47,501
Property, plant and equipment, net	119,094	119,683
Intangible assets, net	4,342	4,469
Investment in unconsolidated affiliate	4,797	4,371
Other assets, net	8,682	2,375
Total assets	$177,762	$178,399
LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$28,134	$36,960
Accounts payable to affiliates	138	127
Note payable	88	350
Other current liabilities	7,768	777
Total current liabilities	36,128	38,214
Long-term debt	53,000	57,000
Other noncurrent liabilities	786	829
Commitments and contingencies (Note 8)
Members’ capital:
Common units, no par value, 7,083,372 and 7,056,252 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	95,109	94,325
Subordinated units, no par value, 3,519,126 units outstanding as of June 30, 2005 and December 31, 2004, respectively	10,379	10,379
Paid-in capital	1,424	—
Accumulated deficit	(18,084)	(21,927)
Deferred compensation	(980)	(421)
	87,848	82,356
Total liabilities and members’ capital	$177,762	$178,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands, except unit information)
Revenue:
Natural gas sales(1)	$58,871	$61,376	$137,013	$123,264
Natural gas sales—affiliates	38	429	38	429
Natural gas liquids sales	47,294	36,807	92,896	67,267
Transportation, compression and processing fees	2,303	1,361	4,462	4,752
Transportation, compression and processing fees—affiliates	6	24	17	41
Other	610	376	1,546	766
Total revenue	109,122	100,373	235,972	196,519
Costs and expenses:
Cost of natural gas and natural gas liquids(2)	93,853	89,578	205,124	174,802
Cost of natural gas and natural gas liquids—affiliates	337	555	767	1,288
Transportation	498	355	961	683
Transportation—affiliates	127	110	262	201
Operations and maintenance	3,006	3,010	5,977	5,969
Depreciation and amortization	1,873	1,644	3,665	3,246
General and administrative	3,095	1,772	6,530	3,498
Taxes other than income	195	251	392	501
Equity in (earnings) loss from unconsolidated affiliate	(261)	91	(486)	(168)
Total costs and expenses	102,723	97,366	223,192	190,020
Operating income	6,399	3,007	12,780	6,499
Other income (expense):
Interest and other income	84	16	151	23
Interest and other financing costs	(967)	(3,615)	(1,990)	(7,734)
Net income (loss)	$5,516	$(592)	$10,941	$(1,212)
Basic net income (loss) per equivalent unit	$0.52	$(0.42)	$1.04	$(0.85)
Basic weighted average number of equivalent units	10,557	1,426	10,557	1,426
Diluted net income (loss) per equivalent unit	$0.52	$(0.42)	$1.03	$(0.85)
Diluted weighted average number of equivalent units	10,630	1,426	10,620	1,426

(1)Includes sales related to purchases/sales with the same counterparty:	$6,614	$—	$27,021	$—
(2)Includes purchases related to purchases/sales with the same counterparty:	$6,911	$—	$27,364	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$10,941	$(1,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,665	3,246
Amortization of debt issue costs	329	738
Equity in earnings from unconsolidated affiliate	(486)	(168)
Payment-in-kind interest on subordinated debt	—	814
Payment-in-kind interest to preferred unitholders	—	3,584
Accretion of preferred unitholders warrant value	—	821
Accretion of subsidiary warrant value	—	33
Deferred compensation	225	40
Deferred rent	(30)	(30)
Deferred revenue	(12)	—
(Increase) decrease in:
Accounts receivable	8,555	(7,756)
Accounts receivable from affiliates	551	(547)
Prepayments and other current assets	549	626
Increase (decrease) in:
Accounts payable	(9,333)	3,285
Accounts payable to affiliates	11	(297)
Other current liabilities	1,029	348
Net cash provided by operating activities	15,994	3,525
Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(2,021)	(4,128)
Acquisitions of property, plant and equipment	(493)	—
Other	(304)	—
Net cash used in investing activities	(2,818)	(4,128)
Cash Flows From Financing Activities:
Repayments of long-term debt	(4,000)	(11,300)
Proceeds from long-term debt	—	31,000
Escrow cash	(8)	1,001
Repayment of subordinated debt	—	(15,199)
Repayments of other long-term obligations	—	(19)
Deferred financing costs	(287)	(1,541)
Distributions to unitholders	(7,098)	—
Capital contributions from Pre-Offering Investors	1,424	—
Deferred offering costs	(12)	(1,643)
Net cash (used in) provided by financing activities	(9,981)	2,299
Net increase in cash and cash equivalents	3,195	1,696
Cash and cash equivalents, beginning of year	7,015	4,607
Cash and cash equivalents, end of period	$10,210	$6,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

	Common		Subordinated			Accumulated
	Number	Common	Number	Subordinated	Paid-in	Earnings	Deferred
	of Units	Units	of Units	Units	Capital	(Deficit)	Compensation	Total
	(in thousands)
Balance, December 31, 2004	7,056	$94,325	3,519	$10,379	$—	$(21,927)	$(421)	$82,356
Capital contributions from Pre-Offering Investors	—	—	—	—	1,424	—	—	1,424
Distributions to unitholders	—	—	—	—	—	(7,098)	—	(7,098)
Issuance of restricted units	27	784	—	—	—	—	(784)	—
Stock-based compensation	—	—	—	—	—	—	225	225
Net income	—	—	—	—	—	10,941	—	10,941
Balance, June 30, 2005	7,083	$95,109	3,519	$10,379	$1,424	$(18,084)	$(980)	$87,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Organization

Copano Energy, L.L.C. (“CE”), a Delaware limited liability company, was formed in August 2001 as Copano Energy Holdings, L.L.C. (“CEH”) to acquire entities owning businesses operating under the Copano name since 1992. To simplify its corporate structure, on July 27, 2004, CEH caused the merger of Copano Energy, L.L.C., a then wholly owned subsidiary of CEH, with and into CEH, with CEH being the surviving entity. In connection with the merger, CEH changed its name to Copano Energy, L.L.C. On August 1, 2005, a subsidiary of CE acquired ScissorTail Energy, LLC (“ScissorTail”) as discussed in Note 11. Unless otherwise noted, discussions in Note 1 do not reflect the ScissorTail acquisition.

CE, through its wholly owned subsidiaries, provides midstream energy services, including gathering, transportation, treating, processing and conditioning services in the South Texas and Texas Gulf Coast regions and, as of August 1, 2005, Central and Eastern Oklahoma (see Note 11) (CE and its subsidiaries collectively are referred to as the “Company”).

The Company’s natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, the Company’s gas processing plant, utilities and industrial consumers. Natural gas shipped to the Company’s gas processing plant, either on the Company’s pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed into mixed natural gas liquids (“NGL”) and then fractionated or separated into select component NGL products, including ethane, propane, butane and natural gasoline mix and stabilized condensate. The Company also owns and operates an NGL products pipeline extending from the Company’s gas processing plant to the Houston area. The Company refers to its natural gas pipeline operating subsidiaries collectively as “Copano Pipelines” and to its processing and related activities operating subsidiaries collectively as “Copano Processing.”

On November 15, 2004, the Company completed its initial public offering (the “Offering”) of 5,750,000 common units, inclusive of 750,000 common units that were issued as a result of the underwriters’ exercise of their over-allotment option. The common units issued in the Offering were sold at $20.00 per common unit and the net proceeds from the Offering were used (i) to redeem CE’s redeemable preferred units from certain of the Company’s investors existing prior to the Offering (the “Pre-Offering Investors”), (ii) to reduce existing indebtedness under the CPG Credit Agreement (as defined herein), (iii) to reduce existing indebtedness under the term loan entered into in 2001, (iv) to pay other obligations, (v) to pay expenses of the Offering and (vi) to redeem common units, on a pro rata basis, from certain Pre-Offering Investors.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include the assets, liabilities and results of operations of the Company for each of the periods presented. Although CE, through certain subsidiaries, owns a 62.5% equity investment in Webb/Duval Gatherers (“WDG”), a Texas general partnership, the Company accounts for the investment using the equity method of accounting because the minority general partners have substantive participating rights with respect to the management of WDG. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Basis of Presentation (Continued)

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), Delaware corporations and wholly owned subsidiaries of CE, are the only entities within the consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of the Copano Pipelines entities and CEFC was formed in July 2005. As of December 31, 2004, CGP had a net operating loss (“NOL”) carryforward of approximately $265,000, for which a valuation allowance has been recorded. During the six months ended June 30, 2005, CGP utilized a significant portion of this NOL carryforward. No income tax expense was recognized for the interim period presented and except for income allocated to CGP, income is taxable directly to the members holding the membership interests in CE.

The number of common units outstanding and per common unit amounts have been restated for the three and six months ended June 30, 2004 to reflect the conversion or exchange of pre-Offering common units into post-Offering common units immediately prior to the completion of the Offering.

Note 2—New Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees and carries forward without change to prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion (“APB”) No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all equity awards granted, modified or settled by January 1, 2006. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—New Accounting Pronouncements (Continued)

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

The Company has commenced the analysis of the impact of SFAS No. 123(R), but has not yet decided: (1) whether the Company will elect early adoption, (2) if the Company elects early adoption, at what date the Company would do so, (3) whether the Company will use the modified prospective method or elect to use the modified retrospective method and (4) whether the Company will elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding upon adoption. Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that the Company may grant in the future than the Company would recognize using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, the Company’s net income would have been approximately $95,000 less than that reported for the six months ended June 30, 2005 (Note 5).

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

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—New Accounting Pronouncements (Continued)

obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. Management of the Company is currently evaluating what impact FIN 47 will have on the Company’s consolidated financial statements, but at this time, does not believe that the adoption of FIN 47 will have a significant impact on the Company’s financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

Note 3—Intangible Assets

Intangible assets consist of rights-of-way, easements and an acquired customer relationship, which the Company amortizes over the term of the agreement or estimated useful life. As of June 30, 2005 and December 31, 2004, the weighted average amortization period for the Company’s intangible assets was 9.6 years and 10.1 years, respectively. Amortization expense was $110,000 and $109,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense was $217,000 for each of the six months ended June 30, 2005 and 2004. Estimated aggregate amortization expense remaining for each of the succeeding fiscal years and thereafter is approximately: 2005—$217,000; 2006—$425,000; 2007—$385,000; 2008—$318,000; 2009—$250,000; and thereafter—$2,747,000. Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Rights-of-way and easements, at cost	$6,642	$6,552
Customer relationship	725	725
Less accumulated amortization	(3,025)	(2,808)
Intangible assets, net	$4,342	$4,469

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt

A summary of the Company’s debt follows (in thousands):

	June 30,	December 31,
	2005	2004
Long-term debt:
CPG Credit Agreement	$45,000	$48,000
CHC Facility	8,000	9,000
Total	$53,000	$57,000

CPG Credit Agreement

Copano Pipelines Group, L.L.C. (“CPG”), a wholly owned subsidiary, and certain of Copano Pipelines’ operating subsidiaries have a $100.0 million revolving credit agreement (the “CPG Credit Agreement”), which matures on February 12, 2008. The balance outstanding under the CPG Credit Agreement totaled $45,000,000 and $48,000,000 as of June 30, 2005 and December 31, 2004, respectively. Borrowings under this revolving credit facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. This revolving credit facility does not provide for the type of working capital borrowings that would be eligible, pursuant to the Company’s limited liability company agreement, to be considered available cash or operating surplus distributable to the unitholders.

Management believes that CPG and its subsidiaries are in compliance with the financial covenants under the CPG Credit Agreement as of June 30, 2005. If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

The effective average interest rate on borrowings under the CPG Credit Agreement was 5.3% and 5.4% as of June 30, 2005 and December 31, 2004, respectively. The quarterly commitment fee on the unused portion of the credit facility was 0.375% and 0.5% at June 30, 2005 and December 31, 2004, respectively. Interest and other financing costs related to the CPG Credit Agreement totaled $1,718,000 and $1,296,000 for the six months ended June 30, 2005 and 2004, respectively. Costs incurred in connection with the establishment of this facility and subsequent amendments are being amortized over the remaining term of the CPG Credit Agreement, and as of June 30, 2005 and December 31, 2004, the unamortized portion of debt issue costs totaled $1,520,000 and $1,736,000, respectively.

On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the new $350 million revolving credit facility discussed below. During the three months ended September 30, 2005, the Company will take a $1,472,000 charge for the write off of the remaining unamortized debt issuance costs related to the CPG Credit Agreement.

CHC Facility

Concurrent with the closing of the Offering, on November 15, 2004, Copano Houston Central, L.L.C. (“CHC”), a wholly owned subsidiary, and certain of its subsidiaries entered into a $12 million secured revolving credit facility (the “CHC Facility”) with Comerica Bank due January 31, 2007. The balance outstanding under the CHC Facility totaled $8,000,000 and $9,000,000 as of June 30, 2005 and December 31, 2004, respectively. Borrowings under the CHC Facility are available to finance capital expenditures (including construction and expansion projects) as well as to meet working capital

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt (Continued)

requirements of its processing operations. The CHC Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to the Company’s limited liability company agreement, to be considered available cash or operating surplus distributable to the unitholders.

The effective average interest rate on borrowings under the CHC Facility was 5.7% and 4.8% as of June 30, 2005 and December 31, 2004, respectively. The quarterly commitment fee on the unused portion of the credit facility was 0.3% at June 30, 2005 and December 31, 2004. Interest and other financing costs related to the CHC Facility totaled $272,000 for the six months ended June 30, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the CHC Facility, and as of June 30, 2005 and December 31, 2004, the unamortized portion of debt issue costs totaled $143,000 and $188,000, respectively.

Management believes that CHC and its subsidiaries are in compliance with the covenants under the CHC Facility as of June 30, 2005. If an event of default exists under the credit agreement, the lender will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the new $350 million revolving credit facility discussed below. During the three months ended September 30, 2005, the Company will take a $136,000 charge for the write off of the remaining unamortized debt issuance costs related to the CHC Facility.

Credit Facility

On August 1, 2005, CE entered into a new $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and a group of financial institutions. The Credit Facility matures on July 31, 2010.

On August 1, 2005, the Company borrowed $232.0 million under the Credit Facility to: (i) partially finance the acquisition of ScissorTail discussed in Note 11 and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to the Company’s limited liability company agreement, to be considered available cash distributable to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as the Company is in compliance with the terms of the Credit Facility, including certain financial covenants.

The Credit Facility contains various covenants that limit CE and certain of its operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside the Company’s current lines of business or certain related lines of business; make distributions other than from available cash (as defined in the Company’s limit liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the Credit Facility limits CE and certain of its operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including under the Term Loan Facility (as discussed below), purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, unsecured indebtedness not to exceed $5.0 million and unsecured indebtedness qualifying as subordinated debt.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt (Continued)

The Credit Facility also contains covenants, which, among other things, requires CE and certain of its subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•       EBITDA (as defined) to interest expense of not less than 2.5 to 1.0 through September 30, 2005, 2.75 to 1.0 from December 31, 2005 through June 30, 2006 and 3.0 to 1.0 thereafter;

•       EBITDA minus maintenance capital expenditures to consolidated fixed charges of not less than 1.5 to 1.0 through September 30, 2005 and 1.75 to 1.0 thereafter;

•       total debt to EBITDA of not more than 5.5 to 1.0 through September 30, 2005, 5.0 to 1.0 from December 31, 2005 through June 30, 2006 and 4.75 to 1.0 thereafter; and

•       total senior debt to EBITDA of not more than 3.75 to 1.0 through September 30, 2005 and 3.5 to 1.0 thereafter.

The obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s assets and substantially all of the assets of the Company’s subsidiaries (other than WDG, Southern Dome, LLC (“Southern Dome”) and certain subsidiaries with insignificant assets). Additionally, the obligations under the Credit Facility are guaranteed by substantially all of CE’s subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets).

At the Company’s election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.75% and 2.75% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following will be an event of default;

•       failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•       failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•       default by the Company on the payment of any other indebtedness in excess of $5.0 million or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       bankruptcy or insolvency events involving CE or its subsidiaries;

•       the entry of, and failure to pay, one or more adverse judgments in excess of $5.0 million against which enforcement proceedings are brought or that are not stayed pending appeal; and

•       a change of control (as defined in the Credit Facility).

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt (Continued)

Term Loan Facility

On August 1, 2005, CE entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the acquisition of ScissorTail.

The Term Loan Facility matures on August 1, 2006. Any outstanding term loans on August 1, 2006 (the “Conversion Date”) will be automatically converted into new term loans with a six year term (the “Rollover Loans”) subject to satisfaction of certain conditions. On and after the Conversion Date, the Lenders (as defined in the Term Loan Facility) holding at least $42.5 million of the Rollover Loans may elect to exchange their Rollover Loans for exchange notes, which will be governed by the Exchange Note Indenture (as defined in the Term Loan Facility). The obligations under the Term Loan Facility are general unsecured obligations of CE and certain of its subsidiaries.

The Term Loan Facility contains customary restrictive covenants pertaining to management and operations of CE and its subsidiaries, which are substantially similar to those contained in the Credit Facility. The Term Loan Facility also includes the same financial covenants as those contained in the Credit Facility except that the required interest expense and consolidated fixed charge coverage ratios have been set at 0.5 to 1.0 lower and the permitted total debt and total senior debt to EBITDA ratios have been set 0.5 to 1.0 higher. Generally, amounts outstanding under the Term Loan Facility will bear interest at a base rate being the greater of (i) three-month LIBOR plus an applicable margin initially equal to 5% per annum or (ii) 8.5% per year; provided that the rates and margins increase by 0.5% per quarter while the Term Loan Facility remains outstanding subject to a cap of 11% (subject to certain additional interest rate increases in certain circumstances). In addition, the Term Loan Facility contains covenants that obligate CE to use commercially reasonable efforts to refinance the Term Loan Facility as promptly as practicable and, within certain time periods, to prepare the Exchange Note Indenture and to register the related exchange notes with the Securities and Exchange Commission.

The Term Loan Facility also includes events of default substantially similar to those contained in the Credit Facility. If an event of default under the Term Loan Facility shall occur and be continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Note 5—Members’ Capital and Distributions

Common Units and Subordinated Units

As of June 30, 2005, 10,602,498 units were outstanding, comprised of 7,083,372 common units and 3,519,126 subordinated units. Pre-Offering Investors and their assignees owned an aggregate of 1,288,252 common units, employees and board members owned an aggregate 45,120 restricted common units and the public owned an aggregate of 5,750,000 common units. Pre-Offering Investors and their assignees owned all of the outstanding subordinated units.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Members’ Capital and Distributions (Continued)

Pursuant to the Company’s limited liability company agreement, the Pre-Offering Investors have agreed to reimburse the Company for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by the Company (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2005, the “cap” limits the Company’s general and administrative expense obligations to $1.5 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. On May 12, 2005, Pre-Offering Investors made capital contributions to the Company in the aggregate amount of $1,424,000 as a reimbursement of excess general and administrative expenses for the three months ended March 31, 2005. On August 12, 2005, Pre-Offering Investors made capital contributions to the Company in the aggregate amount of $1,150,000 as a reimbursement of excess general and administrative expense for the three months ended June 30, 2005. The Pre-Offering Investors used escrowed funds that the Company had distributed to them prior to the Offering to make these contributions.

On August 1, 2005, the Company issued 1,372,458 common units in a private equity placement to certain institutional investors for an aggregate consideration of $39.5 million to partially fund the ScissorTail acquisition and related costs (Note 11). Holders of these common units are entitled to piggy back and demand registration rights as described in the Registration Rights Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Class B Units

On August 1, 2005, the Company issued 4,830,758 Class B units in a private equity placement to certain institutional investors for an aggregate consideration of $135.5 million to partially fund the ScissorTail acquisition and related costs (Note 11). Pursuant to the terms of the Class B units, the holders of the Class B units are entitled to quarterly distributions equal to 110% of the quarterly distribution per unit to be received by the common units, which is applicable unless and until the existing unitholders approve the conversion of the Class B units into common units, have no voting rights other than required by law and are subordinated to the common units on dissolution and liquidation. CE has agreed to hold a special meeting of its unitholders to consider the conversion as soon as feasible but no later than 180 days following the closing of the ScissorTail acquisition. Holders of Class B units are entitled to piggy back and demand registration rights with respect to the common units underlying the Class B units as described in the Registration Rights Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Restricted Units

Restricted units are awarded under the Company’s long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change in control of CE, unless provided otherwise by the Compensation Committee of the Company’s Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Members’ Capital and Distributions (Continued)

appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and CE will receive no remuneration for the units.

During the six months ended June 30, 2005, CE awarded 27,120 restricted common units to employees with an aggregate intrinsic value of $784,000. Of these restricted unit grants, 15,400 vest in equal one-third annual installments commencing on the first anniversary of the grant date, 11,720 vest in equal one-fourth annual installments commencing on the first anniversary of the grant date and all of these restricted units vest upon a change of control, death, disability or, in certain circumstances, retirement. The aggregate intrinsic value of the units is amortized into general and administrative expense over the respective vesting periods. The Company recognized non-cash compensation expense of $142,000 and $225,000 related to the amortization of restricted units outstanding during the three and six months ended June 30, 2005, respectively.

Distributions

The holders of the common and subordinated units are entitled to participate in distributions. The common units have the right to receive a minimum quarterly distribution of $0.40 per unit, plus any arrearages on the common units, before any distribution is made to the holders of the subordinated units. Subordinated units do not accrue distribution arrearages. After the expiration of the subordination period as defined in the Company’s limited liability company agreement, common units will no longer be entitled to arrearages.

On January 18, 2005, the Board of Directors declared an adjusted cash distribution for the partial quarterly period from the closing of the Offering on November 15, 2004 through December 31, 2004 of $0.20 per unit for all outstanding common and subordinated units. The distribution totaling $2,115,000 was paid on February 14, 2005 to holders of record at the close of business on February 1, 2005.

On April 15, 2005 and pursuant to the provisions of the Company’s limited liability company agreement, the Board of Directors declared and the Company paid a cash distribution of $533,000 to certain Pre-Offering Investors for reimbursement of their respective tax obligations attributable to their ownership interest in the Company for the period from January 1, 2004 through November 14, 2004, the day prior to the closing of the Offering.

On April 18, 2005, the Board of Directors declared a cash distribution for the three months ended March 31, 2005 of $0.42 per unit for all outstanding common and subordinated units. The distribution totaling $4,450,000 was paid on May 13, 2005 to holders of record at the close of business on May 2, 2005.

On July 15, 2005 the Board of Directors declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit for all outstanding common and subordinated units. The distribution totaling $7,819,000 will be paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and will include 1,372,458 common units issued in connection with the closing of the acquisition of ScissorTail (discussed in Note 11). This distribution amount also includes a concurrent quarterly distribution of $0.495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail acquisition discussed in Note 11. Pursuant to the terms of the Class B units, the holders of these units are entitled to quarterly distributions equal to 110% of the quarterly distribution per unit to be received by the common units, which is applicable unless and until the existing unitholders approve the conversion of the Class B units into common units. CE has agreed to hold a special meeting of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Members’ Capital and Distributions (Continued)

its unitholders to consider the conversion as soon as feasible but no later than 180 days following the closing of the ScissorTail acquisition.

Unit Options

Unit options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, unit options will become exercisable upon a change in control of CE, unless provided otherwise by the Compensation Committee.

During the six months ended June 30, 2005, CE granted 98,380 unit options to purchase an equal number of common units at an average of $28.97 per unit to officers and certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. Outstanding options have remaining contractual lives of approximately 10 years at June 30, 2005.

A summary of the unit option activity for the six months ended June 30, 2005 is provided below:

	Number of Units underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	200,000	$20.00
Granted	98,380	28.97
Exercised	—	—
Forfeited	(8,870)	22.24
Outstanding at end of period	289,510	$22.98
Exercisable at end of period	3,400	$20.00
Weighted average fair value of option granted		$2.19

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method established by APB No. 25, “Accounting for Stock Issued to Employees” to value unit options issued to employees under the Company’s long-term incentive plan adopted on November 15, 2004. In accordance with APB No. 25 for fixed unit options, compensation is recorded to the extent the fair value of the unit exceeds the exercise price of the option at the measurement date. Compensation costs for fixed awards with pro rata vesting are recognized on a straight-line basis over the vesting period. For the six months ended June 30, 2005, the cost of this stock-based compensation program had no impact on the Company’s net income, as all options granted had an exercise price equal to the market value of the underlying common unit on the date of grant.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Members’ Capital and Distributions (Continued)

If compensation expense related to the issuance of the options had been determined by applying the fair value method prescribed in SFAS No. 123, the Company’s net income (loss) and net income (loss) per equivalent unit would have approximated the pro forma amounts below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$5,516	$(592)	$10,941	$(1,212)
Less: Stock-based employee compensation expense determined under fair value method	(57)	—	(95)	—
Pro forma net income (loss)	$5,459	$(592)	$10,846	$(1,212)
Net income (loss) per equivalent unit:
Basic—as reported	$0.52	$(0.42)	$1.04	$(0.85)
Basic—pro forma	$0.52	$(0.42)	$1.03	$(0.85)
Diluted—as reported	$0.52	$(0.42)	$1.03	$(0.85)
Diluted—pro forma	$0.51	$(0.42)	$1.02	$(0.85)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005 (no options were granted during the six months ended June 30, 2004): weighted average exercise price of $28.97, expected volatility rate of 25.22%, risk-free interest rate of 4% and expected life of seven years. The Black-Scholes weighted average fair value of options granted in 2005 was $3.70 per unit.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Income (Loss) Per Unit (Continued)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss) available—basic and diluted	$5,516	$(592)	$10,941	$(1,212)
Basic weighted average equivalent units	10,557	1,426	10,557	1,426
Dilutive weighted average equivalent units	10,630	1,426	10,620	1,426
Basic net income (loss) per equivalent unit	$0.52	$(0.42)	$1.04	$(0.85)
Diluted* net income (loss) per equivalent unit	$0.52	$(0.42)	$1.03	$(0.85)

*       CE had 69,809 and 62,772 potentially dilutive employee unit options outstanding during the three and six months ended June 30, 2005, respectively, and 2,746 and 0 potentially dilutive restricted units outstanding during the three and six months ended June 30, 2005, respectively. The 3,750,000 potentially dilutive warrants previously held by pre-Offering preferred unitholders and a subsidiary warrant that was repurchased in November 2004 that were outstanding during the three and six months ended June 30, 2004 were excluded from the dilutive loss per equivalent unit calculation because to include these equity securities would have been anti-dilutive since the Company reported a net loss for the three and six months ended June 30, 2004.

Net loss per unit for the three and six months ended June 30, 2004 has not been presented for pre-Offering junior units and junior special units as such units were not entitled to share in earnings for this period.

Note 7—Related Party Transactions

Operations Services

Through December 31, 2004, the Company did not directly employ any persons to manage or operate its business other than certain Delaware-based officers. With respect to the Texas operating subsidiaries of the Company, Copano/Operations, Inc. (“Copano Operations”), an entity controlled by John R. Eckel, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company, provided management, operations and administrative support services for the Company. The Company reimbursed Copano Operations for all direct and indirect costs of these services. Copano Operations charged these subsidiaries, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be charged directly to an entity for which Copano Operations performed services. Management believes that this methodology was reasonable. Effective January 1, 2005 and pursuant to a general and administrative services agreement with Copano Operations, Copano Operations transferred responsibility to CPNO Services, L.P., an indirect wholly owned subsidiary of CE, for a significant portion of the services, including its employment of certain employees on the Company’s

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Related Party Transactions (Continued)

behalf, that Copano Operations had previously provided to the Company. Under the general and administrative services agreement, the Company continues to reimburse Copano Operations for all direct and indirect costs of the services provided to the Company by Copano Operations using the same methodology as utilized prior to January 1, 2005. Management believes that this methodology is reasonable. For the three months ended June 30, 2005 and 2004, the Company reimbursed Copano Operations $755,000 and $4,017,000, respectively, for administrative and operating costs, including payroll and benefits expense for both field and administrative personnel of the Company. For the six months ended June 30, 2005 and 2004, the Company reimbursed Copano Operations $1,533,000 and $7,319,000, respectively, for administrative and operating costs, including payroll and benefits expense for both field and administrative personnel of the Company. These costs are included in operations and maintenance expenses and general and administrative expenses on the consolidated statements of operations. As of June 30, 2005, amounts payable by the Company to Copano Operations were $64,000.

Management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by the Company to conduct current operations if the Company had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in the Company’s consolidated financial statements for each of the three and six months ended June 30, 2005 and 2004.

Natural Gas Transactions

During the three months ended June 30, 2005 and 2004, the Company purchased natural gas from affiliated companies of Mr. Eckel totaling $265,000 and $384,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $6,000 and $24,000, respectively. During the six months ended June 30, 2005 and 2004, the Company purchased natural gas from affiliated companies of Mr. Eckel totaling $526,000 and $764,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $17,000 and $41,000, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed the Company $24,000 and $15,000 for the three months ended June 30, 2005 and 2004, respectively, and $43,000 and $24,000 for the six months ended June 30, 2005 and 2004, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in the consolidated statements of operations. Management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of June 30, 2005, amounts payable by the Company to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $74,000.

Natural gas sales to WDG totaled $38,000 for the three and six months ended June 30, 2005 and $429,000 for the three and six months ended June 30, 2004. Natural gas purchases and transportation costs from WDG totaled $199,000 and $281,000 for the three months ended June 30, 2005 and 2004, respectively. Natural gas purchases and transportation costs from WDG totaled $503,000 and $725,000 for the six months ended June 30, 2005 and 2004, respectively. Well connection fees paid to WDG totaled $67,000 for the three and six months ended June 30, 2005. Additionally, as operator of WDG, a subsidiary of CE charges WDG a monthly administrative fee of $16,000 and has made advances to WDG for capital expenditures. As of June 30, 2005, the Company’s net receivable from WDG totaled $650,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Related Party Transactions (Continued)

Other

A subsidiary of Merrill Corporation (“Merrill”), an affiliate of Credit Suisse First Boston Private Equity which held an interest in the Company as of June 30, 2005, provided the Company with printing and distribution services in connection with the Offering and continues to provide assistance with printing and on-going public filings. For the six months ended June 30, 2005 and 2004, the Company incurred $63,000 and $0, respectively, of printing, distribution and filing costs from Merrill. Management believes that the Company obtained these services on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 8—Commitments and Contingencies

Commitments

For the three months ended June 30, 2005 and 2004, rental expense for office space, leased vehicles and leased compressors and related field equipment used in the Company’s operations totaled $251,000 and $465,000, respectively. For the six months ended June 30, 2005 and 2004, rental expense for office space, leased vehicles and leased compressors and related field equipment used in the Company’s operations totaled $482,000 and $972,000, respectively.

The Company has both fixed and variable quantity contractual commitments arising in the ordinary course of its natural gas marketing activities. At June 30, 2005, the Company had fixed contractual commitments to purchase 518,785 million British thermal units (“MMBtu”) of natural gas in July 2005. As of June 30, 2005, the Company had fixed contractual commitments to sell 2,597,800 MMBtu of natural gas in July 2005. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2005, total commitments to purchase natural gas related to such agreements equaled $3,520,000 and the total commitment to sell natural gas under such agreements equaled $17,487,000. The Company’s commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2005, natural gas volumes purchased under such contracts equaled 3,973,554 MMBtu. The Company’s commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During June 2005, natural gas volumes sold under such contracts equaled 227,642 MMBtu.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

From July 8, 2002 through April 1, 2004, the Company guaranteed certain vehicle lease obligations of Copano Operations for vehicles operated for the benefit of certain of the Company’s operating entities. Effective as of April 2, 2004, the vehicle leases were transferred by Copano Operations to Copano Pipelines/Hebbronville, L.P. (“Hebbronville”), an indirect wholly owned subsidiary of CE. Hebbronville, as lessee, guarantees the lessor a minimum residual sales value upon the expiration of the lease and sale of the underlying vehicle under the transferred leases and certain other vehicle leases. Certain of the Copano

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments and Contingencies (Continued)

Pipelines entities currently guarantee the lease payment obligations, including the residual sales value under the transferred leases. As of June 30, 2005, certain subsidiaries of CE guaranteed $418,000 related to these lease payment obligations. As of June 30, 2005, aggregate guaranteed residual values for vehicles under these operating leases were as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Lease residual values	$120	$36	$55	$111	$—	$322

Effective April 12, 2003, the Company has guaranteed certain telephone equipment lease obligations (approximately $18,000 of lease payment obligations as of June 30, 2005) of Copano Operations. Prior to January 1, 2005, the use of this telephone equipment by the Company was included in the support services provided by Copano Operations to the Company. See Note 7. The Company anticipates that the obligations under this lease will be transferred to the Company.

Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. CE or a subsidiary entity, from time to time, may issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments or subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in the consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of June 30, 2005, the approximate amount of parental guaranteed obligations were as follows (in thousands):

	2005	2006	2007	2008	Total
Bank debt	$—	$—	$8,000	$45,000	$53,000
Commodity purchases	2,500	—	—	—	2,500
	$2,500	$—	$8,000	$45,000	$55,500

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments and Contingencies (Continued)

As a result of the acquisition of ScissorTail (Note 11), repaying and terminating the Company’s indebtedness outstanding as of June 30, 2005 (Note 4) and entering into the Credit Facility (Note 4) and the Term Loan Facility (Note 4), the approximate amount of parental guaranteed obligations as of August 1, 2005 were as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Bank debt	$—	$—	$—	$—	$402,000	$402,000
Commodity purchases	2,500	—	—	—	—	2,500
	$2,500	$—	$—	$—	$402,000	$404,500

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

Note 9—Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Six Months
	Ended June 30,
	2005	2004
Interest	$1,555	$1,406
Taxes	—	—

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Six Months
	Ended June 30,
	2005	2004
Decrease in equity in earnings from unconsolidated affiliate	$60	$60
Decrease in accounts receivable from affiliates	(60)	(60)
Decrease in senior debt	—	(395)
Increase in property, plant and equipment	(337)	(381)
Increase in other assets	(6,133)	—
Increase in accounts payable	508	—
Increase in other current liabilities	5,962	—
Increase in other noncurrent liabilities	—	776

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment Information

Based on the Company’s approach to managing its assets prior to the acquisition of ScissorTail on August 1, 2005, the Company believes its operations consist of two segments: (i) gathering, transportation and marketing of natural gas (Copano Pipelines) and (ii) natural gas processing and related NGL transportation (Copano Processing). The Company currently reports its operations, both internally and externally, using these two segments. The Company evaluates segment performance based on segment margin before depreciation and amortization. Through June 30, 2005, all of the Company’s revenue is derived from, and all of the Company assets and operations are located in, the South Texas and Texas Gulf Coast regions of the United States. Transactions between reportable segments are conducted on an arm’s length basis.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment Information (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Copano	Copano
	Pipelines	Processing	Corporate	Eliminations	Total
Three Months Ended June 30, 2005:
Sales to external customers	$62,163	$46,959	$—	$—	$109,122
Intersegment sales	40,840	2,809	—	(43,649)	—
Interest expense and other financing costs	831	136	166	(166)	967
Depreciation and amortization	1,314	534	25	—	1,873
Equity in earnings from unconsolidated affiliate	(261)	—	—	—	(261)
Segment profit (loss)	2,921	3,924	(1,329)	—	5,516
Capital expenditures	1,595	127	722	—	2,444
Three Months Ended June 30, 2004:
Sales to external customers	$63,435	$36,938	$—	$—	$100,373
Intersegment sales	31,221	1,406	—	(32,627)	—
Interest expense and other financing costs	722	591	2,302	—	3,615
Depreciation and amortization	1,152	461	31	—	1,644
Equity in loss from unconsolidated affiliate	91	—	—	—	91
Segment profit (loss)	2,122	(196)	(2,518)	—	(592)
Capital expenditures	2,920	192	—	—	3,112
Six Months Ended June 30, 2005:
Sales to external customers	$143,847	$92,125	$—	$—	$235,972
Intersegment sales	79,883	6,418	—	(86,301)	—
Interest expense and other financing costs	1,718	272	330	(330)	1,990
Depreciation and amortization	2,559	1,062	44	—	3,665
Equity in earnings from unconsolidated affiliate	(486)	—	—	—	(486)
Segment profit (loss)	6,380	7,683	(3,122)	—	10,941
Segment assets	142,962	69,068	5,776	(40,044)	177,762
Capital expenditures	2,261	340	916	—	3,517
Six Months Ended June 30, 2004:
Sales to external customers	$129,389	$67,130	$—	$—	$196,519
Intersegment sales	64,743	9,680	—	(74,423)	—
Interest expense and other financing costs	1,296	1,851	4,587	—	7,734
Depreciation and amortization	2,286	927	33	—	3,246
Equity in earnings in consolidated affiliate	(168)	—	—	—	(168)
Segment profit (loss)	5,284	(1,478)	(5,018)	—	(1,212)
Capital expenditures	3,606	522	—	—	4,128

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Subsequent Events:

Acquisition of ScissorTail Energy, LLC

On August 1, 2005, the Company acquired all of the membership interests in Tulsa-based ScissorTail for $495.6 million in cash, which reflected estimated net working capital adjustments. ScissorTail provides natural gas midstream services in Central and Eastern Oklahoma and its assets primarily consist of approximately 3,200 miles of gathering pipelines and three processing plants located in Oklahoma. In connection with the acquisition, the Company, through ScissorTail, now operates and holds a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome has been formed to engage in the midstream gas gathering and processing business and related operations in the Southern Dome prospect in the State of Oklahoma. In connection with this acquisition, the Company issued 85,998 restricted units and 169,002 unit options to employees of ScissorTail subject to a five-year vesting schedule.

The Company financed the ScissorTail acquisition and related transactions and costs with proceeds from the following:

•       Borrowings of approximately $179.0 million of the $232.0 million initially borrowed under the Credit Facility discussed in Note 4;

•       Borrowings of $170.0 million borrowed under the Term Loan Facility discussed in Note 4; and

•       Net proceeds from a $175.0 million private placement of equity to certain institutional investors discussed in Note 5.

An additional $53.0 million of borrowings under the Credit Facility were used to repay and terminate the CPG Credit Agreement and the CHC Facility discussed in Note 4.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report. References in this Item 2 to “Copano Energy, L.L.C.,” “we,” “our,” “us,” or like terms refer to Copano Energy, L.L.C. and its consolidated subsidiaries.

As generally used in the energy industry and in this report, the following terms have the following meanings:

Bbls/d:	Barrels per day
Btu:	British thermal units
MMBtu:	One million British thermal units
MMBtu/d:	One million British thermal units per day
Mcf/d	One thousand cubic feet per day
MMcf/d:	One million cubic feet per day
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
throughput:	The volume of product transported or passing through a pipeline, plant, terminal or other facility

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. On November 15, 2004, we completed our initial public offering of 5,750,000 common units at a price of $20.00 per unit, inclusive of 750,000 common units which were issued as a result of the underwriters’ exercise of their over-allotment option. Net proceeds from the sale of the units totaled $106.95 million. Unless otherwise noted, discussions in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” do not reflect the ScissorTail acquisition which was completed on August 1, 2005.

We own networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. The plant is located approximately 100 miles southwest of Houston, Texas.

We manage our business and analyze and report our results of operations on a segment basis. Prior to the acquisition of ScissorTail, our operations are divided into two business segments, Copano Pipelines and Copano Processing.

•  Copano Pipelines is engaged in the gathering and intrastate transmission of natural gas in areas we refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended June 30, 2005 and 2004, this segment generated approximately 52% and 69%, respectively, of our total gross margin. For the six months ended June 30, 2005 and 2004, this segment generated approximately 53% and 72%, respectively, of our total gross margin.

•  Copano Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant and Sheridan NGL Pipeline. For the three months ended June 30, 2005 and 2004, this segment generated approximately 48% and 31%, respectively, of our total gross margin. For the six months ended June 30, 2005 and 2004, this segment generated approximately 47% and 28%, respectively, of our total gross margin.

Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “—Non-GAAP Financial Measures.”

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

Recent Developments

On August 1, 2005, we acquired all the membership interest in Tulsa-based ScissorTail for $495.6 million in cash, which reflected estimated net working capital adjustments. ScissorTail’s assets primarily consist of approximately 3,200 miles of gathering pipelines and three processing plants with current processing capacity of approximately 100 Mcf/d located in Oklahoma. In connection with the acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in the Southern Dome prospect in the State of Oklahoma. We financed the ScissorTail acquisition and related costs with:

•  Borrowings of approximately $179.0 million of the $232.0 million initially borrowed under our new Credit Facility discussed in “—Liquidity and Capital Resources—Our Indebtedness”;

•  Borrowings of $170.0 million borrowed under the Term Loan Facility discussed in “—Liquidity and Capital Resources—Our Indebtedness”; and

•  Net proceeds from a $175.0 million private placement of equity to certain institutional investors discussed in Note 5 of the unaudited consolidated financial statements.

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

To isolate and consistently track changes in commodity price relationships and their impact on our processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of our current operating commodity price environment and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.10 per gallon during the second quarter of 2005 compared to $0.02 per gallon during the second quarter of 2004. Our standardized processing margins averaged $0.12 per gallon during the six months ended June 30, 2005 compared to $0.05 per gallon during the six months ended June 30, 2004. The average standardized processing margin for the period from 1989 through June 30, 2005 is $0.09 per gallon.

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

During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined below) for any quarter exceeds $5.4 million. Additionally, the cap may be extended beyond its initial three-year term at the same or a higher level by the affirmative vote of at least 95% of the common and subordinated units held by our Pre-Offering Investors or their assignees, voting together as a single class. We can provide no assurance as to any such extension, as such determination will be made in the sole discretion of our Pre-Offering Investors. This cap on general and administrative expenses excludes non-cash expenses as well as expenses we may incur in connection with potential acquisitions and capital improvements.

Immediately prior to completion of the Offering, we distributed to our Pre-Offering Investors $4 million. Our Pre-Offering Investors deposited these funds in escrow accounts to be used for the purpose of satisfying their respective general and administrative expense reimbursement obligation. If the escrow accounts are exhausted, any further reimbursement obligation will be limited to the amount of the distributions attributable to the common and subordinated units owned by the Pre-Offering Investors immediately prior to our Offering. On May 12, 2005 and August 12, 2005, Pre-Offering Investors made capital contributions to us in the aggregate amounts of $1.4 million and $1.2 million as reimbursement of excess general and administrative expenses for the three months ended March 31, 2005 and June 30, 2005, respectively, using these escrowed funds.

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

Distributable Cash Flow:   We define distributable cash flow as net income or loss plus: (1) depreciation and amortization expense; (2) cash distributions received from investments in unconsolidated affiliates less equity in the earnings of such unconsolidated affiliates; (3) reimbursements by our Pre-Offering Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (4) the subtraction of maintenance capital expenditures; and (5) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures represent capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our board of directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “—Our Results of Operations” and “—Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Total gross margin(1)	$14,307	$9,775	$28,858	$19,545
Operations and maintenance expenses	3,006	3,010	5,977	5,969
Depreciation and amortization	1,873	1,644	3,665	3,246
General and administrative expenses	3,095	1,772	6,530	3,498
Taxes other than income	195	251	392	501
Equity in (earnings) loss from unconsolidated affiliates	(261)	91	(486)	(168)
Operating income	6,399	3,007	12,780	6,499
Interest and other income	84	16	151	23
Interest and other financing costs	(967)	(3,615)	(1,990)	(7,734)
Net income (loss)	$5,516	$(592)	$10,941	$(1,212)
Segment gross margin:
Pipelines(2)	$7,450	$6,776	$15,389	$14,033
Processing	6,857	2,999	13,469	5,512
Total gross margin(1)	$14,307	$9,775	$28,858	$19,545
Segment gross margin per unit:
Pipelines ($/MMBtu)(2)	$0.37	$0.34	$0.38	$0.33
Processing:
Inlet throughput ($/MMBtu)(3)	$0.13	$0.06	$0.13	$0.05
NGLs produced ($/Bbl)(3)	$4.88	$2.09	$4.69	$2.10
Volumes:
Pipelines—throughput (MMBtu/d)(2)	222,888	221,577	226,702	232,945
Processing:
Inlet throughput (MMBtu/d)	560,150	596,629	564,658	571,520
NGLs produced (Bbls/d)	15,436	15,765	15,854	14,455
Maintenance capital expenditures	$822	$395	$1,395	$1,108
Expansion capital expenditures	1,622	2,717	2,122	3,020
Total capital expenditures	$2,444	$3,112	$3,517	$4,128
Operations and maintenance expenses:
Pipelines	$1,322	$1,385	$2,634	$2,814
Processing	1,684	1,625	3,343	3,155
Total operations and maintenance expenses	$3,006	$3,010	$5,977	$5,969

(1)          Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “—Non-GAAP Financial Measures.”

(2)          Excludes results and volumes associated with our interest in Webb/Duval Gatherers. Gross volumes transported by Webb/Duval Gatherers were 125,358 MMBtu/d and 125,156 MMBtu/d, net of intercompany volumes, for the three months ended June 30, 2005 and 2004, respectively. Gross volumes transported by Webb/Duval Gatherers were 127,100 MMBtu/d and 119,135 MMBtu/d, net of intercompany volumes, for the six months ended June 30, 2005 and 2004, respectively.

(3)          Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Pipelines Segment Gross Margin.   Pipelines segment gross margin was $7.4 million for the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004, an increase of $0.6 million, or 9%. The increase was primarily attributable to higher average natural gas prices during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the second quarter of 2005, the Houston Ship Channel, or HSC, natural gas index price averaged $6.57 per MMBtu compared to $5.88 per MMBtu during the second quarter of 2004, an increase of $0.69, or 12%. Additionally, a portion of the increase in gross margin for our pipeline segment resulted from the acquisitions of our Karnes County Gathering System in September 2004 and our Runge Gathering System in December 2004.

Processing Segment Gross Margin.   Processing segment gross margin was $6.9 million for the three months ended June 30, 2005 compared to $3.0 million for the three months ended June 30, 2004, an increase of $3.9 million, or 130%. For the three months ended June 30, 2005, we experienced improvements of $4.7 million in our processing segment gross margin as the result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.” Our processing segment gross margin was further improved during the second quarter of 2005 as compared to the second quarter of 2004 as a result of increased conditioning fee revenue of $0.4 million. This increased processing segment gross margin was partially offset by an increase in processing upgrade payments of $1.2 million to natural gas suppliers, including our pipeline affiliates, during the second quarter of 2005 as compared to the second quarter in 2004.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $3.0 million for each of the three months ended June 30, 2005 and 2004. Lower compression rental expense of $0.2 million during the three months ended June 30, 2005 as a result of our purchase of certain compression equipment in our South Texas Region that had been leased by us during 2004 was offset by higher repair and maintenance expense totaling $0.1 million and increased salaries and benefits for our field employees of $0.1 million.

Depreciation and Amortization.   Depreciation and amortization totaled $1.9 million for the three months ended June 30, 2005 compared with $1.6 million for the three months ended June 30, 2004, an increase of $0.3 million, or 19%. This increase relates primarily to additional depreciation and amortization associated with capital expenditures made after June 30, 2004, including the purchase of compression equipment in 2004, the purchase and modification of the Karnes County Gathering System during the third quarter of 2004 and modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

General and Administrative Expenses.   General and administrative expenses totaled $3.1 million for the three months ended June 30, 2005 compared with $1.8 million for the three months ended June 30, 2004, an increase of $1.3 million, or 72%. The increase was primarily due to costs of being a public company including (i) costs associated with accounting, legal, director compensation, investor relations and insurance of $0.3 million, (ii) costs related to augmented infrastructure and hiring additional staff of $0.4 million, (iii) costs of preparing and processing tax K-1s to unitholders of $0.1 million (iv) costs of Sarbanes-Oxley readiness of $0.3 million and (v) non-cash compensation expense related to the amortization of the intrinsic value of restricted units issued to employees and directors of $0.1 million. Additionally, we incurred $0.1 million related to growth and acquisition initiatives during the three months ended June 30, 2005.

Interest Expense.   Interest and other financing costs totaled $1.0 million for the three months ended June 30, 2005 compared with $3.6 million for the three months ended June 30, 2004. Interest expense related to our credit facilities totaled $0.8 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively. Average borrowings under these credit facilities were $53.0 million and $69.8 million with average interest rates of 5.4% and 6.6% for the second quarter 2005 and 2004, respectively. Amortization of debt issue costs totaled $0.2 million for each of the three months ended June 30, 2005 and 2004. Additionally, interest expense for the three months ended June 30, 2004 included $2.8 million of interest related to the payment-in-kind preferred units issued to certain Pre-Offering Investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a term loan entered into in 2001. The decrease in interest expense is due primarily to our redemption of the redeemable preferred units and the payment of the remaining balance due under the term loan with the net proceeds from the initial public offering in November 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Pipelines Segment Gross Margin.   Pipelines segment gross margin was $15.4 million for the six months ended June 30, 2005 compared to $14.0 million for the six months ended June 30, 2004, an increase of $1.4 million, or 10%. The increase was primarily attributable to higher average natural gas prices during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the six months ended June 30, 2005, the HSC natural gas index price averaged $6.20 per MMBtu compared to $5.60 per MMBtu during the six months ended June 30, 2004, an increase of $0.60, or 11%. Additionally, a portion of the increase in gross margin for our pipeline segment resulted from the acquisitions of our Karnes County Gathering System in September 2004 and our Runge Gathering System in December 2004 and improved contract terms.

Processing Segment Gross Margin.   Processing segment gross margin was $13.5 million for the six months ended June 30, 2005 compared to $5.5 million for the six months ended June 30, 2004, an increase of $8.0 million, or 145%. For the six months ended June 30, 2005, we experienced improvements of $9.8 million in our processing segment gross margin as the result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.” Our processing segment gross margin was further improved during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 as a result of increased conditioning fee revenue of $0.9 million. This increased processing segment gross margin was partially offset by an increase in processing upgrade payments of $2.7 million to natural gas suppliers, including our pipeline affiliates, during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $6.0 million for each of the six months ended June 30, 2005 and 2004. Lower compression rental expense of $0.5 million during the six months ended June 30, 2005 as a result of our purchase of certain compression equipment in our South Texas Region that had been leased by us during 2004 was offset by higher repair and maintenance expense totaling $0.3 million and increased salaries and benefits for our field employees of $0.2 million.

Depreciation and Amortization.   Depreciation and amortization totaled $3.7 million for the six months ended June 30, 2005 compared with $3.2 million for the six months ended June 30, 2004, an increase of $0.5 million, or 16%. This increase relates primarily to additional depreciation and amortization associated with capital expenditures made after June 30, 2004, including the purchase of compression equipment in 2004, the purchase and modification of the Karnes County Gathering System during the third quarter of 2004 and modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

General and Administrative Expenses.   General and administrative expenses totaled $6.5 million for the six months ended June 30, 2005 compared with $3.5 million for the six months ended June 30, 2004, an increase of $3.0 million, or 86%. The increase was primarily due to costs of being a public company including (i) costs associated with accounting, legal, director compensation, investor relations and insurance of $1.1 million, (ii) costs related to augmented infrastructure and hiring additional staff of $0.8 million, (iii) costs of preparing and processing tax K-1s to unitholders of $0.4 million, (iv) costs associated with Sarbanes-Oxley readiness of $0.3 million and (v) non-cash compensation expense related to the amortization of the intrinsic value of restricted units issued to employees and directors of $0.2 million. Additionally, we incurred $0.2 million related to growth and acquisition initiatives during the six months ended June 30, 2005.

Interest Expense.   Interest and other financing costs totaled $2.0 million for the six months ended June 30, 2005 compared with $7.7 million for the six months ended June 30, 2004. Interest expense related to our credit facilities totaled $1.7 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. Average borrowings under these credit facilities were $55.0 million and $68.4 million with average interest rates of 5.4% and 6.6% for 2005 period and 2004 period, respectively. Amortization of debt issue costs totaled $0.3 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively. Amortization of debt issue cost for the six months ended June 30, 2004 included a one-time charge of $0.3 million related to the early termination of the then outstanding Copano Processing credit facility. Additionally, interest expense for the six months ended June 30, 2004 included $5.9 million of interest related to the payment-in-kind preferred units issued to certain Pre-Offering Investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a term loan entered into in 2001. The decrease in interest expense is due primarily to our redemption of the redeemable preferred units and the payment of the remaining balance due under the term loan with the net proceeds from the Offering in November 2004.

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

Off-Balance Sheet Arrangements.   We had no off-balance sheet arrangements as of June 30, 2005.

Capital Requirements.   The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•       maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•       expansion capital expenditures such as those to acquire additional assets to grow our business, to expand and upgrade gathering systems, transmission capacity, processing plants, and to construct or acquire new pipelines or processing plants.

Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “—Our Growth Strategy—Acquisition Analysis.”

During the six months ended June 30, 2005, our total capital expenditures incurred of $3.5 million consisted of $2.1 million of expansion capital and $1.4 million of maintenance capital. We funded our capital expenditures with funds from operations. The majority of the expansion capital expenditures relates to completing the integration of the Runge Gathering System and constructing well interconnections to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facilities and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending $3.0 million to $4.0 million of maintenance capital over the next 12 months. ScissorTail maintenance capital expenditures are also anticipated to be in this range over the next 12 months.

Total Contractual Cash Obligations.   A summary of our total contractual cash obligations as of June 30, 2005 is as follows:

	Total	Payment Due by Period
Type of Obligation	Obligation	2005	2006/2007	2008/2009	Thereafter
	(In thousands)
Long-term debt	$53,000	$—	$8,000	$45,000	$—
Interest	7,001	1,438	5,287	276	—
Operating Leases	2,468	359	1,052	713	344
Total contractual cash obligations	$62,469	$1,797	$14,339	$45,989	$344

The following table is a summary of our total contractual cash obligations as of August 1, 2005 as a result of our acquisition of ScissorTail and related transactions:

	Total	Payment Due by Period
Type of Obligation	Obligation	2005	2006/2007	2008/2009	Thereafter
	(In thousands)
Debt	$402,000	$—	$—	$—	$402,000
Interest	157,426	12,269	59,653	60,767	24,737
Operating Leases	2,468	359	1,052	713	344
Total contractual cash obligations	$561,894	$12,628	$60,705	$61,480	$427,081

In addition to the contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of June 30, 2005, we had fixed contractual commitments to purchase 518,785

MMBtu of natural gas in July 2005. All of these contracts were based on index-related prices. Using these index-related prices at June 30, 2005, we had total commitments to purchase $3.5 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During June 2005, we purchased 3,973,554 MMBtu of natural gas under such contracts.

Cash Flows.   The following summarizes our cash flows for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$15,994	$3,525
Net cash used in investing activities	(2,818)	(4,128)
Net cash (used in) provided by financing activities	(9,981)	2,299
Net increase in cash and cash equivalents	3,195	1,696
Cash and cash equivalents at beginning of period	7,015	4,607
Cash and cash equivalents at end of period	$10,210	$6,303

Operating:

	Six Months Ended June 30,
	2005	2004
Net income (loss)	$10,941	$(1,212)
Depreciation and amortization	3,994	3,984
Equity in earnings from unconsolidated affiliate	(486)	(168)
Deferred stock compensation and other	183	10
Non-cash interest expense	—	5,252
Cash provided by (used in) working capital	1,362	(4,341)
Net cash provided by operating activities	$15,994	$3,525

The overall increase of $12.5 million in operating cash flow for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily the result of an increase in net income of $12.1 million, a decrease in non-cash items of $5.3 million and an increase in the changes in working capital components (exclusive of cash and cash equivalents) of $5.7 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of a decrease in accounts receivable of $17.3 million that was partially offset by a decrease in accounts payable of $11.6 million.

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our credit facilities, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our credit facilities, and the issuance of additional equity and debt securities, as appropriate. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.

Investing:   Net cash used in investing activities was $2.8 million for the six months ended June 30, 2005 compared to $4.1 million for the six months ended June 30, 2004. Capital expenditures for 2005 include costs related to our acquisition of two small pipelines, completing the integration of the Runge Gathering System, building well interconnections, constructing a monitoring and control system for our NGL line and upgrading dehydration facilities at the inlet to the cryogenic portion of our Houston Central Processing Plant. Capital expenditures in 2004 include expenditures for the acquisition of compression equipment and the development and installation of our SCADA system.

Financing:   Net cash used in financing activities totaled $10.0 million during the six months ended June 30, 2005 and included repayments under our credit facilities of $4.0 million, distributions to our unitholders of $7.1 million and deferred financing and offering costs of $0.3 million offset by capital contributions of $1.4 million from our Pre-Offering Investors. Net cash provided by financing activities of $2.3 million during the six months ended June 30, 2004 was primarily attributable to our net borrowings, including the release of restricted cash, of $5.5 million in long-term debt offset by deferred financing costs of $1.5 million and deferring Offering costs of $1.7 million.

Cash Distributions and Reserves:   Within 45 days after the end of each quarter, we intend to pay quarterly in arrears (in February, May, August and November of each year), to the extent we have sufficient available cash from operating surplus as defined in our limited liability company agreement, no less than the minimum quarterly distribution, or MQD, of $0.40 per unit (or $1.60 per year), to our common and subordinated unitholders of record on the applicable record date. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the MQD of $0.40 per quarter, plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Additionally, for so long as our Class B units remain outstanding, these units are entitled to a special quarterly distribution equal to 110% of the per unit distribution received by the common units.

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

On February 14, 2005, we paid cash distributions of $2.1 million, or $0.20 per unit, which reflected a pro rata portion of our MQD for the period from November 15, 2004 (the closing of the Offering) through December 31, 2004. On May 13, 2005, we paid $4.4 million of cash distributions representing $0.42 per unit, or $1.68 per unit annualized, for the three months ended March 31, 2005. On July 15, 2005, our board declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit, or $1.80 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $7.8 million will be paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and will include

1,372,458 common units issued in connection with the closing of the acquisition of ScissorTail. This distribution amount also includes a concurrent quarterly distribution of $.0495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail acquisition. The Class B unit distribution represents a quarterly distribution equal to 110% per unit of the distribution to be received by the common units, which is applicable unless and until the existing unitholders approve the conversion of the Class B units into common units.

The amount of available cash from operating surplus needed to pay the current distribution of $0.45 per unit, or $1.80 per unit annualized, to our common and subordinated unitholders (including all common units issued in connection with the ScissorTail acquisition and the special quarterly distribution to our Class B unitholders) is as follows (in thousands):

	One Quarter	Four Quarters
Common units(1)	$3,844	$15,375
Subordinated units	1,584	6,335
Class B units	2,391	9,565
Total	$7,819	$31,275

(1)   Includes restricted common units issued under our long-term incentive plan. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of August 1, 2005, we had 131,118 outstanding restricted units, none of which have vested. Annual distributions related to these restricted units are less than $240,000.

Our Indebtedness

CPG Credit Agreement

As of June 30, 2005, CPG and certain of Copano Pipelines’ operating subsidiaries had a $100.0 million revolving credit agreement, which was to have matured on February 12, 2008. At June 30, 2005, $45.0 million was outstanding under this revolving credit facility, bearing interest at a weighted average interest rate of 5.3%. Please read Note 4 to the unaudited consolidated financial statements for additional information about the CPG Credit Agreement. On August 1, 2005, indebtedness outstanding under this credit facility was repaid in full and terminated using the proceeds from the Credit Facility discussed below and in Note 4 to the unaudited consolidated financial statements.

CHC Facility

In November 2004, concurrently with the closing of our Offering, CHC and the Copano Processing operating subsidiaries established a $12.0 million revolving credit facility. At June 30, 2005, $8.0 million was outstanding under this revolving credit facility, bearing interest at a weighted average interest rate of 5.7%. Please read Note 4 to the unaudited consolidated financial statements for additional information about the CHC Facility. On August 1, 2005, indebtedness outstanding under this credit facility was repaid in full and terminated using the proceeds from the Credit Facility discussed below and in Note 4 to the unaudited consolidated financial statements.

New $350 Million Credit Facility

On August 1, 2005, we entered into a new $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and a group of financial institutions. The Credit Facility matures on July 31, 2010.

On August 1, 2005, we borrowed $232.0 million under the Credit Facility to: (i) partially finance the acquisition of ScissorTail and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash distributable to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

The Credit Facility contains various covenants that limit our and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside our current lines of business or certain related lines of business; make distributions other than from available cash (as defined in our limit liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits our and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including under the Term Loan Facility (as discussed below), purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, unsecured indebtedness not to exceed $5.0 million and unsecured indebtedness qualifying as subordinated debt.

The Credit Facility also contains covenants, which, among other things, require us and certain of our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•  EBITDA (as defined) to interest expense of not less than 2.5 to 1.0 through September 30, 2005, 2.75 to 1.0 from December 31, 2005 through June 30, 2006 and 3.0 to 1.0 thereafter;

•  EBITDA minus maintenance capital expenditures to consolidated fixed charges of not less than 1.5 to 1.0 through September 30, 2005 and 1.75 to 1.0 thereafter;

•  total debt to EBITDA of not more than 5.5 to 1.0 through September 30, 2005, 5.0 to 1.0 from December 31, 2005 through June 30, 2006 and 4.75 to 1.0 thereafter; and

•  total senior debt to EBITDA of not more than 3.75 to 1.0 through September 30, 2005 and 3.5 to 1.0 thereafter.

The obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and substantially all of the assets of our subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets). Additionally, the obligations under the Credit Facility are guaranteed by substantially all of our subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets).

At our election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.75% and 2.75% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following will be an event of default;

•  failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•  failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•  default by us on the payment of any other indebtedness in excess of $5.0 million, or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•  bankruptcy or insolvency events involving us or our subsidiaries;

•  the entry of, and failure to pay, one or more adverse judgments in excess of $5.0 million against which enforcement proceedings are brought or that are not stayed pending appeal; and

•  a change of control (as defined in the Credit Facility).

Term Loan Facility

On August 1, 2005, we entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the acquisition of ScissorTail.

The Term Loan Facility matures on August 1, 2006. Any outstanding term loans on August 1, 2006 (the “Conversion Date”) will be automatically converted into new term loans with a six year term (the “Rollover Loans”) subject to satisfaction of certain conditions. On and after the Conversion Date, the Lenders (as defined in the Term Loan Facility) holding at least $42.5 million of the Rollover Loans may elect to exchange their Rollover Loans for exchange notes, which will be governed by the Exchange Note Indenture (as defined in the Term Loan Facility). The obligations under the Term Loan Facility are general unsecured obligations of our company and certain of its subsidiaries.

The Term Loan Facility contains customary restrictive covenants pertaining to management and operations of our company and our subsidiaries, which are substantially similar to those contained in the Credit Facility. The Term Loan Facility also includes the same financial covenants as those contained in the Credit Facility except that the required interest expense and consolidated fixed charge coverage ratios have been set at 0.5 to 1.0 lower and the permitted total debt and total senior debt to EBITDA ratios have been set 0.5 to 1.0 higher. Generally, amounts outstanding under the Term Loan Facility will bear interest at a base rate being the greater of (i) three-month LIBOR plus an applicable margin initially equal to 5% per annum or (ii) 8.5% per year; provided that the rates and margins increase by 0.5% per quarter while the Term Loan Facility remains outstanding subject to a cap of 11% (subject to certain additional interest rate increases in certain circumstances). In addition, the Term Loan Facility contains covenants that obligate us to use commercially reasonable efforts to refinance the Term Loan Facility as promptly as practicable and, within certain time periods, to prepare the Exchange Note Indenture and to register the related exchange notes with the Securities and Exchange Commission.

The Term Loan Facility also includes events of default substantially similar to those contained in the Credit Facility. If an event of default under the Term Loan Facility shall occur and be continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Recent Accounting Pronouncements

For information on new accounting pronouncements, please read Note 2 to the unaudited consolidated financial statements.

Critical Accounting Policies

For a discussion of our critical accounting policies, which are related to revenue recognition, depreciation, amortization and impairment of long-lived assets and financial instruments previously classified as equity and are now classified as liabilities and equity method of accounting, and which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Significant Accounting Policies and Estimates” in our Annual report on Form 10-K for the year ended December 31, 2004.

Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures of (i) total gross margin (which consists of the sum of individual segment gross margins) to the GAAP financial measure of operating income and (ii) EBITDA to the GAAP financial measures of net income (loss) and cash flows from operating activities for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reconciliation of total gross margin to operating income:
Operating income	$6,399	$3,007	$12,780	$6,499
Add: Operations and maintenance expenses	3,006	3,010	5,977	5,969
Depreciation and amortization	1,873	1,644	3,665	3,246
General and administrative expenses	3,095	1,772	6,530	3,498
Taxes other than income	195	251	392	501
Equity in (earnings) loss from unconsolidated affiliate	(261)	91	(486)	(168)
Total gross margin	$14,307	$9,775	$28,858	$19,545
Reconciliation of EBITDA to net income:
Net income (loss)	$5,516	$(592)	$10,941	$(1,212)
Add: Depreciation and amortization	1,873	1,644	3,665	3,246
Interest expense and other financing costs	967	3,615	1,990	7,734
EBITDA	$8,356	$4,667	$16,596	$9,768
Reconciliation of EBITDA to cash flows from operating activities:
Cash flow from operating activities	$5,103	$1,396	$15,994	$3,525
Add: Cash paid for interest and other financing costs	801	1,201	1,661	1,745
Equity in earnings (loss) of unconsolidated affiliate	261	(91)	486	168
Increase (decrease) in working capital and other	2,191	2,161	(1,545)	4,330
EBITDA	$8,356	$4,667	$16,596	$9,768

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

Interest Rate Risk.   During the quarter ended June 30, 2005, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our existing credit facilities of $53.0 million, which had an average floating interest rate of 5.4% as of June 30, 2005. On August 1, 2005, we used proceeds from our new Credit Facility to repay in full indebtedness outstanding under the two existing credit facilities as of June 30, 2005 and such credit facilities were subsequently terminated. We also used proceeds from our Credit Facility and from our new Term Loan Facility to partially finance the acquisition of ScissorTail. Borrowings under our Credit Facility and our Term Loan Facility as of August 1, 2005 totaled $402.0 million with an average floating interest rate of 7%. Both the Credit Facility and the Term Loan Facility expose us to changes in interest rates. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.0 million annually.

Commodity Price Risks.   Our profitability is affected by volatility in prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. The current mix of our contractual arrangements, together with our ability to condition natural gas during periods of unfavorable processing margins, significantly reduces our exposure to natural gas and NGL price volatility. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services. For the six months ended June 30, 2005, the impact on our gross margin of a $0.01 per gallon change (increase or decrease) in NGL prices would result in a corresponding change of $1.0 million to our gross margin and the impact on our gross margin of a $0.10 per MMBtu increase (decrease) in the price of natural gas would result in a decrease (increase) of $0.9 million to our gross margin. Increases in natural gas prices or reduced natural gas liquids prices could trigger favorable provisions under our processing agreement with Kinder Morgan Texas Pipeline, L.P., which is expected to reduce our exposure to adverse processing margins. If processing margins are negative, we can operate the plant in a conditioning mode such that additional price increases in natural gas would have an anticipated positive impact to our gross margin. We are currently evaluating the impact that the ScissorTail acquisition will have on our commodity price sensitivity analysis; however, once the ScissorTail results are included in this sensitivity analysis, we expect the impact of the price sensitivities to change from the estimates above.

We engage in risk management activities that generally take the form of commodity derivative instruments. These activities are governed by our Risk Management Policy, which prohibits speculative transactions and limits the type, maturity, and notional amounts of derivative transactions. The policy allows management to purchase crude oil and natural gas liquids puts and certain natural gas put or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with our risk management policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. Potential derivative transactions are analyzed to evaluate their efficacy within our risk management strategy.

As of June 30, 2005, we had no commodity derivative transactions outstanding. In late July 2005, we entered into derivative transactions for the purchase of West Texas Intermediate crude oil put options with a combined notional amount of 60,000 barrels per month for a term from September 2005 through

December 2007. The counterparties have investment grade ratings, as required by our risk management policy. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over the counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s.

Credit Risk.   We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability.

Item 4.        Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the valuation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported timely.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

We are named as a defendant, from time to time, in litigation relating to our normal business operations. Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

We held our annual unitholders meeting on June 7, 2005. A brief description of each proposal and the voting results follows:

A company proposal to elect eight directors to our Board of Directors to serve until the 2006 Annual Meeting of Unitholders.

	For	Withheld
John R. Eckel, Jr.	9,718,803	7,552
Robert L. Cabes, Jr	10,978,413	11,352
James G. Crump	9,718,959	7,396
Ernie L. Danner	9,719,003	7,352
Scott A. Griffiths	9,717,417	8,937
Michael L. Johnson	9,719,003	7,352
T. William Porter III	9,717,373	8,981
William L. Thacker	9,717,418	8,937

A company proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of Copano for the fiscal year ending December 31, 2005.

For	9,865,429
Against	5,770
Abstentions	13,082

All eight nominated directors were elected and the appointment of the independent auditors was ratified.

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

3.4*	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C.
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

10.20	Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.21

Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).

10.22	Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.23

Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).

10.24	Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2005).
10.25	2005 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2005).
10.26*

Membership Interest Purchase Agreement by and among ScissorTail Energy, LLC, Hamilton ScissorTail LLC, ScissorTail Holdings, LLC, Jay A. Precourt, Fredric C. Hamilton, Copano Energy, L.L.C. and Copano Energy/Rocky Mountains and Mid-Continent, L.L.C. dated as of June 20, 2005.

10.27*

Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation.

10.28*

Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation.

10.29*	Unitholder Voting Agreement dated as of August 1, 2005 by and among Copano Partners Trust, MBP III AIV, L.P., MBP Onapoc Holdings LLC, R. Bruce Northcutt and Matthew J. Assiff.
10.30*

Credit Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Comerica Bank and U.S. Bank National Association, as Co-Syndication Agents, Bank of Scotland and Fortis Capital Corp., as Co-Documentation Agents, and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

10.31*

Bridge Loan Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

10.32*	Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005.
10.33*	Employment Agreement between ScissorTail Energy, L.L.C. and Bruce Roderick dated as of August 1, 2005.
10.34*	Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005.
10.35*	Employment Agreement between ScissorTail Energy, L.L.C. and Thomas Coleman dated as of August 1, 2005.
10.36*	Employment Agreement between ScissorTail Energy, L.L.C. and Lee E. Fiegener dated as of August 1, 2005.
10.37*	Form of Unit of Options Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers).
10.38*	Form of Restricted Units Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers).
21.1*	List of Subsidiaries.
31.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*       Filed herewith.

†       Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 15, 2005.

COPANO ENERGY, L.L.C.
By:	/s/ JOHN R. ECKEL, JR.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer
By:	/s/ MATTHEW J. ASSIFF
Matthew J. Assiff
Senior Vice President and Chief Financial Officer