Form 10-Q
period 2005-09-30
Copano Energy, L.L.C.
filed 2005-11-14
CIK 1297067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-32329

Copano Energy, L.L.C.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0411678
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

There were 13,378,938 common units of Copano Energy, L.L.C. outstanding at November 11, 2005. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.                        Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except unit information)
ASSETS
Current assets:
Cash and cash equivalents	$29,813	$7,015
Escrow cash	—	1,000
Accounts receivable, net	92,881	37,045
Accounts receivable from affiliates	—	1,141
Prepayments and other current assets	4,802	1,300
Total current assets	127,496	47,501
Property, plant and equipment, net	532,135	119,683
Intangible assets, net	98,411	4,469
Investment in unconsolidated affiliates	5,204	4,371
Other assets, net	12,307	2,375
Total assets	$775,553	$178,399
LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$99,751	$36,960
Accounts payable to affiliates	570	127
Note payable	1,410	350
Other current liabilities	10,367	777
Total current liabilities	112,098	38,214
Long-term debt	402,000	57,000
Other noncurrent liabilities	765	829
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 8,545,780 and 7,056,252 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	137,987	94,325
Class B units, no par value, 4,830,758 units and 0 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	134,645	—
Subordinated units, no par value, 3,519,126 units outstanding as of September 30, 2005 and December 31, 2004, respectively	10,379	10,379
Paid-in capital	2,574	—
Accumulated deficit	(20,744)	(21,927)
Deferred compensation	(4,151)	(421)
	260,690	82,356
Total liabilities and members’ capital	$775,553	$178,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except unit information)
Revenue:
Natural gas sales(1)	$155,023	$72,524	$292,036	$195,788
Natural gas sales—affiliates	—	73	38	503
Natural gas liquids sales	54,327	44,927	146,177	111,241
Transportation, compression and processing fees	4,383	2,794	9,892	8,498
Transportation, compression and processing fees—affiliates	7	18	23	59
Other	2,927	459	4,473	1,226
Total revenue	216,667	120,795	452,639	317,315
Costs and expenses:
Cost of natural gas and natural gas liquids(2)	184,365	104,905	389,489	279,707
Cost of natural gas and natural gas liquids—affiliates	2,330	790	3,097	2,078
Transportation	336	516	1,297	1,199
Transportation—affiliates	113	125	375	326
Operations and maintenance	5,325	3,186	11,302	9,155
Depreciation and amortization	5,706	2,252	9,371	5,498
General and administrative	4,878	2,387	11,408	5,884
Taxes other than income	321	247	713	748
Equity in earnings from unconsolidated affiliates	(240)	(96)	(726)	(263)
Total costs and expenses	203,134	114,312	426,326	304,332
Operating income	13,533	6,483	26,313	12,983
Other income (expense):
Interest and other income	168	25	319	47
Interest and other financing costs	(8,542)	(3,805)	(10,532)	(11,539)
Net income	$5,159	$ 2,703	$16,100	$1,491
Basic net income per equivalent unit	$0.35	$1.90	$1.35	$1.05
Basic weighted average number of equivalent units	14,556	1,426	11,943	1,426
Diluted net income per equivalent unit	$0.35	$0.98	$1.34	$1.05
Diluted weighted average number of equivalent units	14,676	4,728	12,026	1,426

(1) Includes sales related to purchases/sales with the same counterparty:	$1,949	$—	$28,970	$—
(2) Includes purchases related to purchases/sales with the same counterparty:	$2,064	$—	$29,428	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income	$16,100	$1,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,371	5,498
Amortization of debt issue costs	3,715	912
Equity in earnings from unconsolidated affiliates	(726)	(263)
Payment-in-kind interest on subordinated debt	—	814
Payment-in-kind interest to preferred unitholders	—	5,464
Accretion of preferred unitholders warrant value	—	1,247
Accretion of subsidiary warrant value	—	54
Deferred compensation	684	40
Deferred rent and other	(29)	(45)
Deferred revenue	(19)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26,100)	(6,579)
Accounts receivable from affiliates	1,231	(204)
Prepayments and other current assets	848	(144)
Risk management assets	(3,452)	—
Accounts payable	26,139	(1,738)
Accounts payable to affiliates	442	(268)
Other current liabilities	(16,133)	1,427
Net cash provided by operating activities	12,071	7,706
Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(6,377)	(6,248)
Acquisitions, net of cash acquired	(480,725)	(276)
Investment in unconsolidated affiliate	(197)	—
Escrow cash	1,001	1,001
Other	(160)	—
Net cash used in investing activities	(486,458)	(5,523)
Cash Flows From Financing Activities:
Repayments of long-term debt	(57,000)	(12,300)
Proceeds from long-term debt	402,000	31,000
Repayment of subordinated debt	—	(15,199)
Repayments of other long-term obligations	—	(34)
Deferred financing costs	(9,465)	(1,541)
Distributions to unitholders	(14,917)	—
Proceeds from private placement of common units	39,499	—
Proceeds from private placement of Class B units	135,503	—
Capital contributions from Pre-Offering Investors	2,574	—
Payment of subscription receivable	—	143
Distribution to certain Pre-Offering Investors	—	(143)
Deferred offering costs	(1,009)	(2,635)
Net cash provided by (used in) financing activities	497,185	(709)
Net increase in cash and cash equivalents	22,798	1,474
Cash and cash equivalents, beginning of year	7,015	4,607
Cash and cash equivalents, end of period	$29,813	$6,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL
(Unaudited)

Common		Class B		Subordinated			Accumulated
Number of	Common	Number of	Class B	Number	Subordinated	Paid-in	Earnings	Deferred
Units	Units	Units	Units	of Units	Units	Capital	(Deficit)	Compensation	Total
(in thousands)
Balance, December 31, 2004	7,056	$94,325	—	$—	3,519	$10,379	$—	$(21,927)	$(421)	$82,356
Capital contributions from Pre-Offering Investors	—	—	—	—	—	—	2,574	—	—	2,574
Private placement of units	1,372	39,499	4,831	135,503	—	—	—	—	—	175,002
Offering costs	—	(251)	—	(858)	—	—	—	—	—	(1,109)
Distributions to unitholders	—	—	—	—	—	—	—	(14,917)	—	(14,917)
Issuance of restricted units	117	4,414	—	—	—	—	—	—	(4,414)	—
Stock-based compensation	—	—	—	—	—	—	—	—	684	684
Net income	—	—	—	—	—	—	—	16,100	—	16,100
Balance, September 30, 2005	8,545	$137,987	4,831	$134,645	3,519	$10,379	$2,574	$(20,744)	$(4,151)	$260,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Organization

Copano Energy, L.L.C. (“CE”), a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. CE, through its wholly owned subsidiaries, provides midstream energy services, including gathering, transportation, treating, processing and conditioning services in the Texas Gulf Coast region and, as a result of the acquisition of ScissorTail Energy, LLC (“ScissorTail”) on August 1, 2005, in Central and Eastern Oklahoma (see Note 4). CE and its subsidiaries collectively are referred to as the “Company”.

The Company’s natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, the Company’s gas processing plants, third party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to the Company’s gas processing plants, either on the Company’s pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated into select component NGL products, including ethane, propane, isobutene, normal butane, natural gasoline and stabilized condensate. The Company also owns and operates an NGL products pipeline extending from the Company’s gas processing plant to the Houston area. The Company refers to its natural gas pipeline Texas operating subsidiaries collectively as “Texas Gulf Coast Pipelines,” to its Texas processing and related activities collectively as “Texas Gulf Coast Processing” and to its operations in Central and Eastern Oklahoma as “Mid-Continent Operations.”

On November 15, 2004, CE completed its initial public offering (the “Offering”) of 5,750,000 common units, inclusive of 750,000 common units that were issued as a result of the underwriters’ exercise of their over-allotment option. The common units issued in the Offering were sold at $20.00 per common unit and the net proceeds from the Offering were used (i) to redeem CE’s redeemable preferred units from certain of CE’s investors existing prior to the Offering (the “Pre-Offering Investors”), (ii) to reduce existing indebtedness under the CPG Credit Agreement (as defined herein), (iii) to reduce existing indebtedness under a term loan entered into in 2001, (iv) to pay other obligations, (v) to pay expenses of the Offering and (vi) to redeem common units, on a pro rata basis, from certain Pre-Offering Investors.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include the assets, liabilities and results of operations of the Company for each of the periods presented. Although CE, through certain subsidiaries, owns a 62.5% equity investment in Webb/Duval Gatherers (“WDG”), a Texas general partnership, and a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, the Company accounts for both of these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of WDG and Southern Dome. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), Delaware corporations and wholly owned subsidiaries of CE, are the only entities within the consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of the Texas Gulf Coast Pipelines entities and CEFC was recently formed in July 2005. As of December 31, 2004, CGP had estimated a net operating loss (“NOL”) carryforward of approximately $265,000, for which a valuation allowance had been recorded. During the nine months ended September 30, 2005, the Company determined that CGP has utilized this NOL carryforward. No income tax expense was recognized for the interim period presented and except for income allocated to CGP, income is taxable directly to the members holding the membership interests in CE.

The number of CE’s equity units outstanding and per unit amounts have been restated for the three and nine months ended September 30, 2004 to reflect the conversion or exchange of pre-Offering units into post-Offering common and subordinated units immediately prior to the completion of the Offering.

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

The Company has commenced the analysis of the impact of SFAS No. 123(R), but has not yet decided: (1) whether the Company will elect early adoption, (2) if the Company elects early adoption, at what date the Company would do so, (3) whether the Company will use the modified prospective method or elect to use the modified retrospective method and (4) whether the Company will elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding upon adoption. Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that the Company may grant in the future than the Company would recognize using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, the Company’s net income would have been approximately $250,000 less than that reported for the nine months ended September 30, 2005 (Note 6).

Exchanges of Nonmonetary Assets an amendment of APB No. 29

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was adopted by the Company beginning July 1, 2005. The adoption of this statement had no impact on the Company’s previously issued financial statements and is not expected to have a material impact on future financial statements.

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

estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of periods ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. Management of the Company is currently evaluating what impact FIN 47 will have on the Company’s consolidated financial statements but, at this time, does not believe that the adoption of FIN 47 will have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Accounting for Purchases and Sales of Inventory with the Same Counterparty

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three and nine months ended September 30, 2005 and 2004, the reported natural gas sales revenues and the reported cost of natural gas and natural gas liquids would be reduced by the amounts shown in footnotes (1) and (2) to the consolidated statements of operations. The Company does not expect that the adoption of Issue 04-13 will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3—Intangible Assets

Intangible assets consist of rights-of-way, easements and an acquired customer relationship, which the Company amortizes over the term of the agreement or estimated useful life. As of September 30, 2005 and December 31, 2004, the weighted average amortization period for the Company’s intangible assets was 9.7 years and 10.1 years, respectively. Amortization expense was $1,061,000 and $108,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $1,278,000 and $325,000 for the nine months ended September 30, 2005 and 2004, respectively. Estimated aggregate

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Intangible Assets (Continued)

amortization expense remaining for 2005 and each of the five succeeding fiscal years is approximately: 2005—$1,535,000, 2006—$6,133,000; 2007—$5,509,000; 2008—$5,150,000; 2009—$5,082,000; and 2010—$5,060,000. Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Rights-of-way and easements, at cost	$59,330	$6,552
Contracts	42,442	—
Customer relationship	725	725
Less accumulated amortization	(4,086)	(2,808)
Intangible assets, net	$98,411	$4,469

Note 4—Acquisitions

Acquisition of ScissorTail Energy, LLC

On August 1, 2005, the Company completed its acquisition of all of the membership interests in Tulsa-based ScissorTail for $499,102,000 (the “ScissorTail Acquisition”). ScissorTail provides natural gas midstream services in Central and Eastern Oklahoma and its assets primarily consist of gathering pipelines and three processing plants. In connection with the ScissorTail Acquisition, the Company, through ScissorTail, now operates and holds a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma. In connection with the ScissorTail Acquisition, CE issued 85,998 restricted common units and 169,002 options to acquire common units to employees of ScissorTail subject, in each case, to a five-year vesting schedule.

The Company financed the ScissorTail Acquisition and related transactions and costs with proceeds from the following:

•       Borrowings of approximately $179.0 million of the $232.0 million initially borrowed under the new Credit Facility discussed in Note 5;

•       Borrowings of $170.0 million under the new Term Loan Facility discussed in Note 5; and

•       Net proceeds from a $174.0 million private placement of equity to certain institutional investors discussed in Note 6.

The following is an estimate of the purchase price for the ScissorTail Acquisition (in thousands):

Purchase price for ScissorTail membership interests	$500,000
Estimated net working capital adjustments	(4,740)
Estimated acquisition costs	3,842
Total purchase price for the ScissorTail Acquisition	$499,102

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions (Continued)

With the assistance of a third party valuation firm, management has prepared a preliminary assessment of the fair value of the property, plant and equipment and intangible assets of ScissorTail as of August 1, 2005. Using the preliminary assessment, the purchase price has been allocated as of August 1, 2005 as presented below (in thousands).

Cash and cash equivalents	$18,377
Accounts receivable	29,735
Prepayments and other current assets	1,817
Property, plant and equipment	413,980
Intangibles	95,128
Other assets	2,090
Accounts payable	(36,483)
Other current liabilities	(25,542)
$499,102

All liabilities assumed were at their fair values. The fair value of intangibles is estimated to be $95,128,000. There were no identified intangibles which were determined to have indefinite lives.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions (Continued)

The following table presents selected unaudited pro forma financial information incorporating the historical (pre-acquisition) results of ScissorTail as if the ScissorTail Acquisition had occurred at the beginning of each of the periods presented as opposed to the actual date that the acquisition occurred. Excluded from the pro forma financial information are certain non-recurring charges of $1.6 million related to the write-off of the remaining debt issuance costs related to senior indebtedness existing prior to the ScissorTail Acquisition. The pro forma information is based upon preliminary data currently available and includes certain estimates and assumptions made by management. As a result, this preliminary information is not necessarily indicative of the Company’s financial results had the transactions actually occurred at the beginning of each of the periods presents. Likewise, the following unaudited pro forma financial information is not necessarily indicative of future financial results of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except unit information)
Pro Forma Earnings Data:
Revenue	$246,450	$186,155	$637,925	$493,500
Costs and expenses	$230,299	$185,535	$595,800	$475,860
Operating income	$16,151	$620	$42,125	$17,640
Income (loss) before extraordinary items	$5,638	$(10,068)	$15,083	$(9,861)
Net income (loss)	$5,638	$(10,068)	$15,083	$(9,861)
Basic net income (loss) per equivalent unit:
As reported equivalent units outstanding	14,556	1,426	11,943	1,426
Pro forma units outstanding	16,761	7,629	16,761	7,629
As reported net income per unit	$0.35	$1.90	$1.35	$1.05
Pro forma net income (loss) per unit	$0.34	$(1.32)	$0.90	$(1.29)
Diluted net income (loss) per equivalent unit:
As reported equivalent units outstanding	14,676	4,728	12,026	1,426
Pro forma units outstanding	16,881	7,629	16,843	7,629
As reported net income per unit	$0.35	$0.98	$1.34	$1.05
Pro forma net income (loss) per unit	$0.33	$(1.32)	$0.90	$(1.29)

Note 5—Long-Term Debt

A summary of the Company’s debt follows (in thousands):

	September 30,	December 31,
	2005	2004
Long-term debt:
Credit Facility	$232,000	$—
Term Loan Facility	170,000	—
CPG Credit Agreement	—	48,000
CHC Facility	—	9,000
Total	$402,000	$57,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Long-Term Debt (Continued)

Credit Facility

On August 1, 2005, CE entered into a new $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010.

On August 1, 2005, CE borrowed $232,000,000 under the Credit Facility to: (i) partially finance the ScissorTail Acquisition discussed in Note 4 and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility discussed below. Additionally, in connection with the ScissorTail Acquisition, a $900,000 standby letter of credit was assumed by CE, which remains outstanding at September 30, 2005. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to CE’s limited liability company agreement, to be considered available cash distributable to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as the Company is in compliance with the terms of the Credit Facility, including certain financial covenants.

The Credit Facility contains various covenants that limit CE and certain of its operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside the Company’s current lines of business or certain related lines of business; make distributions other than from available cash (as defined in CE’s limit liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets. Additionally, the Credit Facility limits CE and certain of its operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including under the Term Loan Facility (as discussed below), purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, unsecured indebtedness not to exceed $5.0 million and unsecured indebtedness qualifying as subordinated debt.

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

Based upon the senior debt to EBITDA ratio calculated as of September 30, 2005 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), CE has approximately $118.0 million of unused capacity under the Credit Facility.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Long-Term Debt (Continued)

The obligations under the Credit Facility are secured by first priority liens on substantially all of the Company’s assets and substantially all of the assets of the Company’s subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets). Additionally, the obligations under the Credit Facility are guaranteed by substantially all of CE’s subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets).

At CE’s election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.75% and 2.75% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

If an event of default occurs under the Credit Facility, the lenders would be able to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following would be an event of default:

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

The effective average interest rate on borrowings under the Credit Facility was 5.95% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.3% as of September 30, 2005. Interest and other financing costs related to the Credit Facility totaled $2,549,000 for the period from August 1, 2005 through September 30, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of September 30, 2005, the unamortized portion of debt issue costs totaled $4,918,000.

Management believes that the Company is in compliance with the covenants under the Credit Facility as of September 30, 2005. If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Long-Term Debt (Continued)

Term Loan Facility

On August 1, 2005, CE entered into a $170,000,000 senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition.

The Term Loan Facility matures on August 1, 2006. Any outstanding term loans on August 1, 2006 (the “Conversion Date”) will be automatically converted into new term loans with a six year term (the “Rollover Loans”) subject to satisfaction of certain conditions. On and after the Conversion Date, the Lenders (as defined in the Term Loan Facility) holding at least $42.5 million of the Rollover Loans may elect to exchange their Rollover Loans for exchange notes, which will be governed by the Exchange Note Indenture (as defined in the Term Loan Facility). The obligations under the Term Loan Facility are general unsecured obligations of CE and certain of its subsidiaries and are guaranteed by substantially all of CE’s subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets).

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

The effective average interest rate on borrowings under the Term Loan Facility was 8.69% as of September 30, 2005. Interest and other financing costs related to the Term Loan Facility totaled $4,058,000 for the period from August 1, 2005 through September 30, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the estimated term of the Term Loan Facility, and as of September 30, 2005, the unamortized portion of debt issue costs totaled $2,336,000.

Management believes that the Company is in compliance with the covenants under the Term Loan Facility as of September 30, 2005. If an event of default exists under the Term Loan Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Long-Term Debt (Continued)

CPG Credit Agreement

Prior to the consummation of the Credit Facility, Copano Pipelines Group, L.L.C., a wholly owned subsidiary, and certain of Texas Gulf Coast Pipelines’ operating subsidiaries had a $100 million revolving credit agreement (the “CPG Credit Agreement”), which was to mature on February 12, 2008. On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the Credit Facility.

Interest and other financing costs related to the CPG Credit Agreement totaled $3,468,000 and $2,115,000 for the nine months ended September 30, 2005 and 2004, respectively. Costs incurred in connection with the establishment of this facility and subsequent amendments were being amortized over the remaining term of the CPG Credit Agreement, and effective with the early termination of this agreement in August 2005, the Company charged $1,472,000 to interest expense, representing the balance of the unamortized debt issuance costs.

CHC Facility

Prior to the consummation of the Credit Facility, Copano Houston Central, L.L.C., a wholly owned subsidiary, and certain of its subsidiaries entered into a $12 million secured revolving credit facility (the “CHC Facility”) with Comerica Bank due January 31, 2007. On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the Credit Facility.

Interest and other financing costs related to the CHC Facility totaled $456,000 for the nine months ended September 30, 2005. Costs incurred in connection with the establishment of this credit facility were being amortized over the term of the CHC Facility, and effective with the early termination of this facility in August 2005, the Company charged $136,000 to interest expense, representing the balance of the unamortized debt issuance costs.

Note 6—Members’ Capital and Distributions

Common Units and Subordinated Units

As of September 30, 2005, 8,545,780 common units and 3,519,126 subordinated units were outstanding. Pre-Offering Investors and their assignees owned an aggregate of 1,288,252 common units, employees and board members owned an aggregate 135,070 restricted common units, private investors owned an aggregate of 1,372,458 common units and the public owned an aggregate of 5,750,000 common units. Pre-Offering Investors and their assignees owned all of the outstanding subordinated units outstanding.

Pursuant to CE’s limited liability company agreement, the Pre-Offering Investors have agreed to reimburse the Company for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by the Company (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2005, the “cap” limits the Company’s general and administrative expense obligations to $1.5 million per quarter (subject to certain adjustments and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Members’ Capital and Distributions (Continued)

exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. On May 12, 2005, Pre-Offering Investors made capital contributions to CE in the aggregate amount of $1,424,000 as a reimbursement of excess general and administrative expenses for the three months ended March 31, 2005. On August 12, 2005, Pre-Offering Investors made capital contributions to CE in the aggregate amount of $1,150,000 as a reimbursement of excess general and administrative expense for the three months ended June 30, 2005. On November 10, 2005, Pre-Offering Investors made capital contributions to CE in the aggregate amount of $1,494,000 as a reimbursement of excess general and administrative expense for the three months ended September 30, 2005. The Pre-Offering Investors primarily used escrowed funds that CE had distributed to them prior to the Offering to make these contributions.

On August 1, 2005, the Company issued 1,372,458 common units in a private equity placement to certain institutional investors for an aggregate consideration of $39.5 million to partially fund the ScissorTail acquisition and related costs (Note 4). Holders of these common units are entitled to piggy back and demand registration rights as described in the Registration Rights Agreement.

Class B Units

On August 1, 2005, CE issued 4,830,758 Class B units in a private equity placement to certain institutional investors for an aggregate consideration of $135.5 million to partially fund the ScissorTail Acquisition and related costs (Note 4). Pursuant to the terms of the Class B units, the holders of the Class B units were entitled to quarterly distributions equal to 110% of the quarterly distribution per unit to be received by the common units, which was applicable unless and until the existing unitholders approved the conversion of the Class B units into common units, had no voting rights other than required by law and were subordinated to the common units on dissolution and liquidation. On October 27, 2005, CE’s unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. Former holders of these units are entitled to piggy back and demand registration rights with respect to the common units received in the conversion as described in the Registration Rights Agreement.

Restricted Common Units

Restricted units are awarded under CE’s long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control of CE, unless provided otherwise by the Compensation Committee of CE’s Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and CE will receive no remuneration for the units.

During the nine months ended September 30, 2005, CE awarded 117,070 restricted common units to employees, including 85,998 restricted units awarded at the time of the ScissorTail Acquisition to ScissorTail employees. These restricted common units had an aggregate intrinsic value of $4,414,000. Of these restricted unit grants, 15,400 vest in equal one-third annual installments commencing on the first

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Members’ Capital and Distributions (Continued)

anniversary of the grant date, 11,720 vest in equal one-fourth annual installments commencing on the first anniversary of the grant date, 89,950 vest in equal one-fifth annual installments commencing on the first anniversary of the grant date and all of these restricted units vest upon a change of control, death, disability or, in certain circumstances, retirement. The aggregate intrinsic value of the units is amortized into general and administrative expense over the respective vesting periods. The Company recognized non-cash compensation expense of $459,000 and $684,000 related to the amortization of restricted units outstanding during the three and nine months ended September 30, 2005, respectively.

Distributions

The holders of the common and subordinated units are entitled to participate in distributions. The common units have the right to receive a minimum quarterly distribution of $0.40 per unit, plus any arrearages on the common units, before any distribution is made to the holders of the subordinated units. Subordinated units do not accrue distribution arrearages. After the expiration of the subordination period as defined in CE’s limited liability company agreement, common units will no longer be entitled to arrearages.

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

On July 15, 2005, the Board of Directors declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit for all outstanding common and subordinated units. The distribution totaling $7,819,000 was paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and included 1,372,458 common units issued in connection with the closing of the ScissorTail Acquisition (discussed in Note 4). This distribution amount also included a concurrent quarterly distribution of $0.495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail Acquisition. Pursuant to the terms of the Class B units, the holders of these units were entitled to quarterly distributions equal to 110% of the quarterly distribution per unit to be received by the common units.

On October 17, 2005, the Board of Directors declared a cash distribution for the three months ended September 30, 2005 of $0.50 per unit for all outstanding common and subordinated units. The distribution totaling $8,449,000 will be paid on November 14, 2005 to holders of record at the close of business on November 1, 2005. No distributions are payable for the three months ended September 30, 2005 with

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Members’ Capital and Distributions (Continued)

respect to Class B units since all outstanding Class B units were converted to common units on October 27, 2005.

Unit Options

Unit options are granted under CE’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, unit options will become exercisable upon a change in control of CE, unless provided otherwise by the Compensation Committee.

During the nine months ended September 30, 2005, CE granted 286,420 unit options to purchase an equal number of common units at an average exercise price of $36.39 per unit to officers and certain employees, including 169,002 options awarded at the time of the ScissorTail Acquisition to ScissorTail employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. Outstanding options have remaining contractual lives of approximately 10 years at September 30, 2005.

A summary of the unit option activity for the nine months ended September 30, 2005 is provided below:

	Number of Units Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	200,000	$20.00
Granted	286,420	36.39
Exercised	—	—
Forfeited	(12,560)	27.61
Outstanding at end of period	473,860	$29.71
Exercisable at end of period	4,138	$23.66
Weighted average fair value of option granted		$3.62

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method established by APB No. 25, “Accounting for Stock Issued to Employees” to value unit options issued to employees under CE’s long-term incentive plan adopted on November 15, 2004. In accordance with APB No. 25 for fixed unit options, compensation is recorded to the extent the fair value of the unit exceeds the exercise price of the option at the measurement date. Compensation costs for fixed awards with pro rata vesting are recognized on a straight-line basis over the vesting period. For the nine months ended September 30, 2005, the cost of this stock-based compensation program had no impact on the Company’s net income, as all options granted had an exercise price equal to the market value of the underlying common unit on the date of grant.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Members’ Capital and Distributions (Continued)

If compensation expense related to the issuance of the options had been determined by applying the fair value method prescribed in SFAS No. 123, the Company’s net income and net income per equivalent unit would have approximated the pro forma amounts below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,159	$2,703	$16,100	$1,491
Less: Stock-based employee compensation expense determined under fair value method	(155)	—	(250)	—
Pro forma net income	$5,004	$2,703	$15,850	$1,491
Net income per equivalent unit:
Basic—as reported	$0.35	$1.90	$1.35	$1.05
Basic—pro forma	$0.34	$1.90	$1.33	$1.05
Diluted—as reported	$0.35	$0.98	$1.34	$1.05
Diluted—pro forma	$0.34	$0.98	$1.32	$1.05

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005 (no options were granted during the nine months ended September 30, 2004): weighted average exercise price of $36.39, expected volatility rate of 26.03%, risk-free interest rate of 4.14% and expected life of seven years. The Black-Scholes weighted average fair value of options granted in 2005 was $5.10 per unit.

Note 7—Net Income Per Unit

Basic net income per equivalent unit excludes dilution and is computed by dividing net income attributable to the common unitholders by the weighted average number of equivalent units outstanding during the period. Dilutive net income per equivalent unit reflects potential dilution and is computed by dividing net income attributable to the common unitholders by the weighted average number of equivalent units outstanding during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been exercised.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Net Income Per Unit (Continued)

Basic net income per equivalent unit is calculated as follows (in thousands, except per unit amounts). For periods prior to the Offering, equivalent units were calculated using the weighted average of pre-Offering common units and common special units adjusted by a conversion or exchange factor to reflect the exchange of pre-Offering common units and common special units for post-Offering common units immediately prior to completion of the Offering.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available—basic	$5,159	$2,703	$16,100	$1,491
Accretion of preferred units	—	426	—	—
Payment in kind distributions to pre-IPO preferred unitholders	—	1,525	—	—
Net income available—diluted*	$5,159	$4,654	$16,100	$1,491
Basic weighted average equivalent units	14,556	1,426	11,943	1,426
Dilutive weighted average equivalent units*	14,676	4,728	12,026	1,426
Basic net income per equivalent unit	$0.35	$1.90	$1.35	$1.05
Diluted net income per equivalent unit*	$0.35	$0.98	$1.34	$1.05

*                    CE had 120,314 and 82,138 potentially dilutive employee unit options outstanding during the three and nine months ended September 30, 2005, respectively, and no potentially dilutive restricted units outstanding during the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, CE had 3,750,000 potentially dilutive warrants previously held by pre-Offering preferred unitholders and a subsidiary warrant that was repurchased in November 2004 outstanding. For the three and nine months ended September 30, 2004, incremental units related to the subsidiary warrant were not included in the dilutive income per unit because to do so would have been anti-dilutive. For the nine months ended September 30, 2004, incremental units related to the warrants previously held by pre-Offering preferred unitholders were not included because to do so would have been anti-dilutive.

Net income per unit for the three and nine months ended September 30, 2004 has not been presented for pre-Offering junior units and junior special units as such units were not entitled to share in earnings for this period.

Note 8—Related Party Transactions

Operations Services

Through December 31, 2004, the Company did not directly employ any persons to manage or operate its business other than certain Delaware-based officers. With respect to the Texas operating subsidiaries of the Company, Copano/Operations, Inc. (“Copano Operations”), an entity controlled by John R. Eckel, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company, provided management, operations and administrative support services for the Company. The Company reimbursed Copano Operations for all direct and indirect costs of these services. Copano Operations charged these subsidiaries, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Related Party Transactions (Continued)

fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be charged directly to an entity for which Copano Operations performed services. Management believes that this methodology was reasonable. Effective January 1, 2005 and pursuant to a general and administrative services agreement with Copano Operations, Copano Operations transferred responsibility to CPNO Services, L.P., an indirect wholly owned subsidiary of CE, for a significant portion of the services, including its employment of certain employees on the Company’s behalf, that Copano Operations had previously provided to the Company. Under the general and administrative services agreement, the Company continues to reimburse Copano Operations for all direct and indirect costs of the services provided to the Company by Copano Operations using the same methodology as utilized prior to January 1, 2005. Management believes that this methodology is reasonable. For the three months ended September 30, 2005 and 2004, the Company reimbursed Copano Operations $685,000 and $4,426,000, respectively, for administrative and operating costs, including payroll and benefits expense for both field and administrative personnel of the Company. For the nine months ended September 30, 2005 and 2004, the Company reimbursed Copano Operations $2,218,000 and $11,745,000, respectively, for administrative and operating costs, including payroll and benefits expense for both field and administrative personnel of the Company. These costs are included in operations and maintenance expenses and general and administrative expenses on the consolidated statements of operations. As of September 30, 2005, amounts payable by the Company to Copano Operations were $44,000.

Management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by the Company to conduct current operations if the Company had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in the Company’s consolidated financial statements for each of the three and nine months ended September 30, 2005 and 2004.

Natural Gas Transactions

During the three months ended September 30, 2005 and 2004, the Company purchased natural gas from affiliated companies of Mr. Eckel totaling $331,000 and $378,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $7,000 and $18,000, respectively. During the nine months ended September 30, 2005 and 2004, the Company purchased natural gas from affiliated companies of Mr. Eckel totaling $857,000 and $1,141,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $23,000 and $59,000, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed the Company $20,000 and $14,000 for the three months ended September 30, 2005 and 2004, respectively, and $63,000 and $38,000 for the nine months ended September 30, 2005 and 2004, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in the consolidated statements of operations. Management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of September 30, 2005, amounts payable by the Company to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $115,000.

Natural gas sales to WDG totaled $0 and $73,000 for the three months ended September 30, 2005 and 2004, respectively, and $38,000 and $503,000 for the nine months ended September 30, 2005 and 2004, respectively. Natural gas purchases and transportation costs from WDG totaled $2,112,000 and $537,000 for the three months ended September 30, 2005 and 2004, respectively. Natural gas purchases and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Related Party Transactions (Continued)

transportation costs from WDG totaled $2,615,000 and $1,263,000 for the nine months ended September 30, 2005 and 2004, respectively. Well connection fees paid to WDG totaled $67,000 for the nine months ended September 30, 2005. Additionally, as operator of WDG, a subsidiary of CE charges WDG a monthly administrative fee of $16,000 and has made advances to WDG for capital expenditures. As of September 30, 2005, the Company’s net payable to WDG totaled $411,000.

Other

Computer Group, Inc., of which Mr. Wayne S. Harrison is President and majority shareholder, provided computer consulting services to the Company and its predecessors and affiliates from the early 1980s until Mr. Harrison’s election as the Company’s Vice President and Chief Information Officer in June 2005. From 1996 through 2004, these services were provided through Copano Operations and the expenses were included in the calculation of its charges to the Company. Beginning January 2005, Computer Group, Inc.’s services were provided directly to the Company and for the nine months ended September 30, 2005, associated expenses totaled $96,000. In connection with the transition by Mr. Harrison from consultant to employee, he agreed to transfer to the Company a non-exclusive right to all software previously developed by Computer Group, Inc. and utilized by the Company or for its benefit for a purchase price of $24,000. Mr. Harrison also agreed to transfer a similar license to Copano Operations for the same purchase price and for the benefit of, and at the expense of, certain entities affiliated with Mr. Eckel.

Following the completion of the ScissorTail Acquisition, the Company paid, certain change of control liabilities that were for the account of the pre-acquisition owners of ScissorTail as a result of the net working capital adjustments to the purchase price of ScissorTail (Note 4). During August 2005, the Company paid approximately $19,500,000 to five officers of ScissorTail that remained employed by ScissorTail following the acquisition.

Note 9—Commitments and Contingencies

Commitments

For the three months ended September 30, 2005 and 2004, rental expense for office space, leased vehicles and leased compressors and related field equipment used in the Company’s operations totaled $253,000 and $334,000, respectively. For the nine months ended September 30, 2005 and 2004, rental expense for office space, leased vehicles and leased compressors and related field equipment used in the Company’s operations totaled $735,000 and $1,307,000, respectively.

The Company has both fixed and variable quantity contractual commitments arising in the ordinary course of its natural gas marketing activities. At September 30, 2005, the Company had fixed contractual commitments to purchase 6,118,625 million British thermal units (“MMBtu”) of natural gas in October 2005. As of September 30, 2005, the Company had fixed contractual commitments to sell 6,427,075 MMBtu of natural gas in October 2005. All of these contracts are based on index-related market pricing. Using index-related market prices as of September 30, 2005, total commitments to purchase natural gas related to such agreements equaled $51,993,000 and the total commitment to sell natural gas under such agreements equaled $71,280,000. The Company’s commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During September 2005, natural gas volumes purchased under such contracts

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

equaled 8,679,621 MMBtu. The Company’s commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During September 2005, natural gas volumes sold under such contracts equaled 3,020,232 MMBtu.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

From July 8, 2002 through April 1, 2004, the Company guaranteed certain vehicle lease obligations of Copano Operations for vehicles operated for the benefit of certain of the Company’s operating entities. Effective as of April 2, 2004, the vehicle leases were transferred by Copano Operations to Copano Pipelines/Hebbronville, L.P. (“Hebbronville”), an indirect wholly owned subsidiary of CE. Hebbronville, as lessee, guarantees the lessor a minimum residual sales value upon the expiration of the lease and sale of the underlying vehicle under the transferred leases and certain other vehicle leases. Certain of the Texas Gulf Coast Pipelines entities currently guarantee the lease payment obligations, including the residual sales value under the transferred leases. As of September 30, 2005, certain subsidiaries of CE guaranteed $408,000 related to these lease payment obligations. As of September 30, 2005, aggregate guaranteed residual values for vehicles under these operating leases were as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Lease residual values	$58	$36	$56	$126	$—	$276

Effective April 12, 2003, the Company has guaranteed certain telephone equipment lease obligations (approximately $16,000 of lease payment obligations as of September 30, 2005) of Copano Operations. Prior to January 1, 2005, the use of this telephone equipment by the Company was included in the support services provided by Copano Operations to the Company. See Note 8.

Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Commitments and Contingencies (Continued)

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. CE or a subsidiary entity, from time to time, may issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments or subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in the consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of September 30, 2005, the approximate amount of parental guaranteed obligations were as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Bank debt	$—	$—	$—	$—	$402,000	$402,000
Commodity purchases	4,700	—	—	—	—	4,700
	$4,700	$—	$—	$—	$402,000	$406,700

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

Note 10—Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Nine Months Ended September 30,
	2005	2004
Interest	$3,164	$2,556
Taxes	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Supplemental Disclosures to the Statements of Cash Flows (Continued)

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Nine Months Ended September 30,
	2005	2004
Decrease in equity in earnings from unconsolidated affiliate	$90	$90
Decrease in accounts receivable from affiliates	(90)	(90)
Decrease in senior debt	—	(395)
Increase in property, plant and equipment	(198)	(381)
Increase in other assets	(51)	—
Increase in accounts payable	168	—
Increase in other current liabilities	181	—
Increase in other noncurrent liabilities	—	776
Increase in deferred offering costs	(100)	—

Note 11—Financial Instruments

The Company is exposed to market risks, including changes in commodity prices and interest rates. The Company may use financial instruments such as puts, swaps, options and other financial instruments with similar characteristics to mitigate the risks of certain identifiable and anticipated transactions consistent with its Risk Management Policy. In general, the type of risks the Company attempts to hedge are those related to the variability of future earnings, fair values of certain debt instruments and cash flows resulting from changes in applicable commodity prices or interest rates. As a matter of policy, the Company does not use financial instruments for speculative (or “trading”) purposes.

Commodity Risk Hedging Program

The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the Company’s control. In order to manage the risks associated with natural gas and NGLs, the Company engages in risk management activities that take the form of commodity derivative instruments. These activities are governed by the Company’s Risk Management Policy, which prohibits speculative transactions and limits the type, maturity and notional amounts of derivative transactions. The policy allows management to purchase crude oil and natural gas liquids puts and certain natural gas put or call options in order to reduce its exposure to a substantial adverse change in the prices of those commodities. The Company’s Risk Management Committee monitors and ensures compliance with the Risk Management Policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of CE’s Board of Directors monitors the implementation of the policy and the Company has engaged an independent firm to provide additional oversight. The Risk Management Policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over the counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s. Potential derivative transactions are analyzed to evaluate their efficacy within the risk management strategy.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Financial Instruments (Continued)

In late July 2005, the Company entered into put transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The counterparties have investment grade ratings. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. The Company designated these two transactions as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted) effective October 25, 2005. For the period ended September 30, 2005, the Company recorded a fair value loss against other revenue of $292,000 related to these put contracts. As of September 30, 2005, the fair value of these contracts totaled $3,564,000.

In 2004, ScissorTail entered into certain derivative transactions on behalf of three suppliers from whom ScissorTail purchased a significant volume of natural gas. The arrangement with the suppliers provided that any gains or losses that resulted from the derivative transactions passed through to the suppliers. ScissorTail’s credit exposure was guaranteed by the physical production from the three suppliers. The potential credit risk for each of the suppliers was evaluated on a regular basis and the volume available to hedge was modified to match a percentage of the supplier’s actual volumes sold to ScissorTail. ScissorTail received a fee of $1,000 per month related to these transactions. ScissorTail did not and the Company has not recorded any other revenue or expenses associated with these derivative transactions. As of September 30, 2005, the Company has recorded a current asset and a current liability of $774,000 related to these arrangements. In October 2005, all of the positions under these derivative transactions expired.

Interest Rate Risk Hedging Program

The Company’s interest rate exposure results from variable rate borrowings under its debt agreements. The Company manages a portion of its interest rate exposure by utilizing interest rate swaps, which allow the Company to convert a portion of variable rate debt into fixed rate debt.

In October 2005, the Company entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which the Company exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. The Company has designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Under each swap agreement, the Company will pay the counterparties the fixed interest rate of approximately 4.7% monthly and will receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense.

Note 12—Segment Information

Based on the Company’s approach to managing its assets, the Company believes its operations consist of four segments: (i) gathering, transportation and marketing of natural gas in the Texas Gulf Coast region (Texas Gulf Coast Pipelines), (ii) natural gas processing and related NGL transportation in the Texas Gulf Coast region (Texas Gulf Coast Processing), (iii) natural gas gathering and processing in Eastern and Central Oklahoma (Mid-Continent Operations) and (iv) risk management and other corporate activities. The Company currently reports its operations, both internally and externally, using these four segments. The Company evaluates segment performance based on segment margin before depreciation and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Segment Information (Continued)

amortization. Through September 30, 2005, all of the Company’s revenue was derived from, and all of the Company assets and operations were located in, the Texas Gulf Coast and Mid-Continent regions of the United States. Transactions between reportable segments are conducted on an arm’s length basis.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Texas Gulf Coast Pipelines	Texas Gulf Coast Processing	Mid- Continent Operations	Corporate		Eliminations	Total
Three Months Ended September 30, 2005:
Sales to external customers	$106,867	$39,203	$70,889	$(292	)(a)	$—	$216,667
Intersegment sales	51,725	20,991	—	—		(72,716)	—
Interest expense and other financing costs	1,750	184	—	6,664		(56)	8,542
Depreciation and amortization	1,346	535	3,784	41		—	5,706
Equity in (earnings) loss from unconsolidated affiliates	(245)	—	5	—		—	(240)
Segment profit (loss)	2,225	3,794	8,142	(9,002)		—	5,159
Capital expenditures	332	435	482,943	441		—	484,151
Three Months Ended September 30, 2004:
Sales to external customers	$75,566	$45,229	$—	$—		$—	$120,795
Intersegment sales	39,108	3,481	—	—		(42,589)	—
Interest expense and other financing costs	819	587	—	2,817		(418)	3,805
Depreciation and amortization	1,295	940	—	17		—	2,252
Equity in earnings from unconsolidated affiliate	(96)	—	—	—		—	(96)
Segment profit (loss)	2,889	3,250	—	(3,436)		—	2,703
Capital expenditures	2,312	84	—	—		—	2,396
Nine Months Ended September 30, 2005:
Sales to external customers	$250,714	$131,328	$70,889	$(292	)(a)	$—	$452,639
Intersegment sales	131,608	27,409	—	—		(159,017)	—
Interest expense and other financing costs	3,468	456	—	6,994		(386)	10,532
Depreciation and amortization	3,905	1,597	3,784	85		—	9,371
Equity in (earnings) loss from unconsolidated affiliates	(731)	—	5	—		—	(726)
Segment profit (loss)	8,605	11,477	8,142	(12,124)		—	16,100
Segment assets	165,559	82,823	567,577	11,954		(52,360)	775,553
Capital expenditures	2,593	775	482,944	1,356		—	487,668
Nine Months Ended September 30, 2004:
Sales to external customers	$204,955	$112,360	$—	$—		$—	$317,315
Intersegment sales	103,852	13,161	—	—		(117,013)	—
Interest expense and other financing costs	2,115	2,438	—	7,404		(418)	11,539
Depreciation and amortization	3,581	1,868	—	49		—	5,498
Equity in earnings in consolidated affiliate	(263)	—	—	—		—	(263)
Segment profit (loss)	8,171	1,773	—	(8,453)		—	1,491
Capital expenditures	5,918	606	—	—		—	6,524

(a)     Represents the results of risk management activities related to the Company’s put transactions for the sale of West Texas Intermediate crude oil (Note 11).

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

On August 1, 2005, we acquired all the membership interests in Tulsa-based ScissorTail for $499.1 million in cash, which reflected estimated net working capital adjustments, due diligence and closing costs. ScissorTail’s assets are located in Central and Eastern Oklahoma and primarily consist of approximately 3,330 miles of gathering pipelines and three processing plants with current processing capacity of approximately 100 MMcf/d. In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma. We financed the ScissorTail Acquisition and related costs with:

•       Borrowings of approximately $179.0 million of the $232.0 million initially borrowed under our new Credit Facility discussed in “—Liquidity and Capital Resources—Our Indebtedness”;

•       Borrowings of $170.0 million borrowed under the Term Loan Facility discussed in “—Liquidity and Capital Resources—Our Indebtedness”; and

•       Net proceeds from a $174.0 million private placement of equity to certain institutional investors discussed in Note 6 of the unaudited consolidated financial statements.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into four business segments, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing, Mid-Continent Operations and Corporate.

•       Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended September 30, 2005 and 2004, this segment generated approximately 27% and 51%, respectively, of our total gross margin. For the nine months ended September 30, 2005 and 2004, this segment generated approximately 40% and 63%, respectively, of our total gross margin.

•       Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant and Sheridan NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. The plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended September 30, 2005 and 2004, this segment generated approximately 24% and 49%, respectively, of our total gross margin. For the nine months ended September 30, 2005 and 2004, this segment generated approximately 35% and 37%, respectively, of our total gross margin.

•       Mid-Continent Operations is a provider of natural gas midstream services in Central and Eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing. For the three months ended September 30, 2005 and 2004, this segment generated approximately 50% and 0%, respectively, of our total gross margin, which included operations from August 1, 2005 through September 30, 2005. For the nine months ended September 30, 2005 and 2004, this segment generated approximately 25% and 0%, respectively, of our total gross margin which included operations from August 1, 2005 through September 30, 2005.

•       Corporate engages in risk management and other corporate activities. For the three and nine months ended September 30, 2005 and 2004, this segment generated approximately (1%) and 0%, respectively, of our total gross margin.

Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “—Non-GAAP Financial Measures.”

Our segment gross margins are determined primarily by four interrelated variables: (1) the volume of natural gas gathered or transported through our pipelines, (2) the volume of natural gas processed, conditioned or treated at our Houston Central Processing Plant and the three processing plants operated by our Mid-Continent Operations segment, (3) the level and relationship of natural gas and NGL prices and (4) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

The margins we realize from a significant portion of the natural gas is gathered or transport by Texas Gulf Coast Pipelines decreases in periods of low natural gas prices because our unit margins on such natural gas volumes are based on a percentage of the index price. The profitability of Texas Gulf Coast Processing is dependent upon the relationship between natural gas and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for Texas Gulf Coast Processing to process natural gas than to condition it. Conversely, when natural gas prices are high relative to NGL prices, processing is less profitable or unprofitable. During such periods, our Houston Central Processing Plant has the flexibility to condition natural gas rather than fully process it. Conditioning natural gas, however, is less profitable than processing during periods when the value of recovered NGLs exceeds the value of natural gas required for plant fuel and to replace the reduced Btus that result from processing the natural gas. Mid-Continent Operations’ margins are, on the whole, positively correlated with NGL prices and are not materially impacted by changes in natural gas prices.

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

Throughput Volumes.   Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes on our pipelines to ensure that we have adequate throughput to meet our financial objectives. It is important that we continually add new volumes to our gathering systems to offset or exceed the normal decline of existing volumes that are attached to those systems. Our performance at our processing plants is significantly influenced by both the volume of natural gas coming into the plant and the NGL content of the natural gas. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs associated with our pipeline operations, these costs are frequently passed on to our producers.

Segment Gross Margin.   We define segment gross margin as our revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. The segment gross margin data reflect the financial impact on our company of our contract portfolio. With respect to our Texas Gulf Coast Pipelines segment, our management analyzes segment gross margin per unit of volumes gathered or transported. With respect to our Texas Gulf Coast Processing segment, our management also analyzes segment gross margin per unit of natural gas processed or conditioned and the segment gross margin per unit of NGLs recovered. With respect to our Mid-Continent Operations segment, our management analyzes segment gross margin per unit on volumes gathered or transported, per unit of natural gas processed and per unit of NGLs recovered. Our segment gross margin is reviewed monthly for consistency and trend analysis.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of Texas Gulf Coast Processing and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.07 per gallon during the third quarter of 2005 compared to $0.13 per gallon during the third quarter of 2004. Our standardized processing margins averaged $0.10 per gallon during the nine months ended September 30, 2005 compared to $0.08 per gallon during the nine months ended September 30, 2004. The average standardized processing margin for the period from 1989 through September 30, 2005 is $0.09 per gallon.

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

Pursuant to our limited liability company agreement, our Pre-Offering Investors have agreed to reimburse us for our general and administrative expenses in excess of stated levels (subject to certain limitations discussed below) for a period of three years beginning on January 1, 2005. Specifically, to the extent our general and administrative expenses exceed the following levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped, as indicated:

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

Immediately prior to completion of the Offering, we distributed to our Pre-Offering Investors $4 million (the “Initial Escrow Amount”). Our Pre-Offering Investors deposited these funds in escrow accounts to be used for the purpose of satisfying their respective general and administrative expense reimbursement obligation. Pursuant to our limited liability company agreement, upon exhaustion of the Original Escrow Amount, any further reimbursement obligation is limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-Offering Investors immediately prior to our Offering (the “Pre-Offering Units”). In order to facilitate the payment of any further reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-

Offering Investors, directly in the Pre-Offering Investors’ escrow accounts. Also, to the extent that any of our Pre-Offering Investors sell Pre-Offering Units, the buyer must assume the related reimbursement obligations or the selling Pre-Offering Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. On May 12, 2005, August 12, 2005 and November 10, 2005, Pre-Offering Investors made capital contributions to us in the aggregate amounts of $1.4 million, $1.2 million and $1.5 million, respectively, as reimbursement of excess general and administrative expenses for each of the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively. As a result, the Initial Escrow Amount has been exhausted. We believe that our ability to deposit distributions required to satisfy Pre-Offering Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-Offering Units provides us with additional assurance that our Pre-Offering Investors will be able to satisfy their respective reimbursement obligations with respect to the Pre-Offering Units.

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

Distributable Cash Flow:   We define distributable cash flow as net income or loss plus: (1) depreciation and amortization expense; (2) cash distributions received from investments in unconsolidated affiliates less equity in the earnings of such unconsolidated affiliates; (3) reimbursements by our Pre-Offering Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (4) the subtraction of maintenance capital expenditures; and (5) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures represent capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our board of directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to an unitholder).

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models; (ii) flow and transaction monitoring systems; (iii) producer activity evaluation and reporting; and (iv) imbalance monitoring and control.

Our Economic Models.   We utilize our economic models to determine (i) whether we should process or condition natural gas at our Houston Central Processing Plant, (ii) whether we should elect payment under certain Mid-Continent Operations’ “switch” contracts using a percentage-of-index basis or a percentage-of-proceeds basis and (iii) whether we should reduce the ethane extracted from certain natural gas processed by our Mid-Continent Operations.

Flow and Transaction Monitoring Systems.   We utilize proprietary systems that track commercial activity on our pipelines and monitor the flow of natural gas on our pipelines. For example, we designed and implemented software that tracks our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we designed and installed a Supervisory Control and Data Acquisition (SCADA) system, which assists management in monitoring and operating our pipeline systems. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our corporate office.

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

Our Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also pursue selected acquisitions in new geographic areas to the extent they provide business opportunities similar to those in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that we will have a lower cost of capital than many of our competitors that are master limited partnerships, or MLPs, because, unlike in a traditional MLP structure, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily by using the capacity available under our bank credit facilities and equity or debt offerings or a combination of both. For a more detailed discussion of our capital resources, please read “—Liquidity and Capital Resources.”

Acquisition Analysis.   In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the asset in relation to our business strategy, expertise required to manage the asset, capital required to integrate and maintain the asset and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various case scenarios, comparative market parameters and the additive earnings and cash flow capabilities of the assets.

Capital Expenditure Analysis.   We make capital expenditures either to maintain our assets or the supply of natural gas volumes to our assets or for expansion projects to increase our gross margin. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Our decisions whether to spend capital on expansion projects are generally based on anticipated earnings, cash flow and rate of return of the assets.

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

•       The ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•       Our ability to retain our key customers;

•       General economic conditions;

•       The effects of government regulations and policies; and

•       Other financial, operations and legal risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Total gross margin(1)	$29,523	$14,459	$58,381	$34,005
Operations and maintenance expenses	5,325	3,186	11,302	9,155
Depreciation and amortization	5,706	2,252	9,371	5,498
General and administrative expenses	4,878	2,387	11,408	5,884
Taxes other than income	321	247	713	748
Equity in earnings from unconsolidated affiliates	(240)	(96)	(726)	(263)
Operating income	13,533	6,483	26,313	12,983
Interest and other income	168	25	319	47
Interest and other financing costs	(8,542)	(3,805)	(10,532)	(11,539)
Net income	$5,159	$2,703	$16,100	$1,491
Segment gross margin:
Texas Gulf Coast Pipelines(2)	$7,948	$7,363	$23,337	$21,397
Texas Gulf Coast Processing	7,016	7,096	20,485	12,608
Mid-Continent Operations(4)	14,851	—	14,851	—
Corporate	(292)	—	(292)	—
Total gross margin(1)	$29,523	$14,459	$58,381	$34,005
Segment gross margin per unit:
Texas Gulf Coast Pipelines ($/MMBtu)(2)	$0.36	$0.35	$0.37	$0.34
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(3)	$0.14	$0.14	$0.13	$0.08
NGLs produced ($/Bbl)(3)	$8.09	$4.66	$5.48	$3.04
Mid-Continent Operations(4)
Pipeline throughput ($/MMBtu)(4)	$1.57	$—	$1.57	$—
Plant Inlet throughput ($/MMBtu)(4)	$2.37	$—	$2.37	$—
NGLs produced ($/Bbl)(4)	$28.13	$—	$28.13	$—
Volumes:
Texas Gulf Coast Pipelines—throughput (MMBtu/d)(2)	236,915	234,948	230,150	238,493
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	555,610	551,226	561,609	564,706
NGLs produced (Bbls/d)	9,422	16,558	13,661	15,161
Mid-Continent Operations(4)
Pipeline throughput (MMBtu/d)(4)	155,153	—	155,153	—
Plant Inlet throughput (MMBtu/d)(4)	102,706	—	102,706	—
NGLs produced (Bbls/d)(4)	8,656	—	8,656	—
Maintenance capital expenditures	$1,400	$115	$2,795	$1,231
Expansion capital expenditures	482,751	2,281	484,873	5,293
Total capital expenditures	$484,151	$2,396	$487,668	$6,524
Operations and maintenance expenses:
Texas Gulf Coast Pipelines	$1,354	$1,460	$3,988	$4,274
Texas Gulf Coast Processing	1,910	1,726	5,253	4,881
Mid-Continent Operations(4)	2,061	—	2,061	—
Total operations and maintenance expenses	$5,325	$3,186	$11,302	$9,155

(1)           Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “—Non-GAAP Financial Measures.”

(2)           Excludes results and volumes associated with our interest in Webb/Duval Gatherers. Gross volumes transported by Webb/Duval Gatherers were 116,848 MMBtu/d and 118,574 MMBtu/d, net of intercompany volumes, for the three months ended September 30, 2005 and 2004, respectively. Gross volumes transported by Webb/Duval Gatherers were 123,645 MMBtu/d and 118,946 MMBtu/d, net of intercompany volumes, for the nine months ended September 30, 2005 and 2004, respectively.

(3)           Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

(4)           Represents activities related to the ScissorTail Acquisition from August 1, 2005 through September 30, 2005. Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. Plant inlet throughput averaged 63,059 MMBtu/d and NGLs produced averaged 4,959 for plants owned by the Mid-Continent Operations segment.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Texas Gulf Coast Pipelines Segment Gross Margin.   Texas Gulf Coast Pipelines segment gross margin was $7.9 million for the three months ended September 30, 2005 compared to $7.4 million for the three months ended September 30, 2004, an increase of $0.5 million, or 8%. The increase was primarily attributable to higher average natural gas prices during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the third quarter of 2005, the Houston Ship Channel, or HSC, natural gas index price averaged $8.00 per MMBtu compared to $5.68 per MMBtu during the third quarter of 2004, an increase of $2.32, or 41%. Additionally, a portion of the increase in gross margin for our pipeline segment resulted from the acquisitions of our Karnes County Gathering System in September 2004 and our Runge Gathering System in December 2004.

Texas Gulf Coast Processing Segment Gross Margin.   Texas Gulf Coast Processing segment gross margin was $7.0 million for the three months ended September 30, 2005 compared to $7.1 million for the three months ended September 30, 2004, a decrease of $0.1 million, or 1%. For the three months ended September 30, 2005, we experienced a decrease of $3.1 million in our processing segment gross margin as the result of higher natural gas prices, a brief scheduled plant shutdown for maintenance and our election to operate the plant in conditioning mode for a portion of the quarter. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.” This decline in our processing segment gross margin during the third quarter of 2005 as compared to the third quarter of 2004 was offset by increased conditioning fee revenue of $1.7 million and reduced processing upgrade payments of $1.3 million to natural gas suppliers, including our pipeline affiliates.

Mid-Continent Operations Gross Margin.   On August 1, 2005, Copano completed its acquisition of Tulsa-based ScissorTail, a provider of natural gas midstream services in Central and Eastern Oklahoma. During the period from August 1, 2005 through September 30, 2005, gross margin for the Mid-Continent Operations segment totaled $14.9 million. This segment gathered or transported an average of 155,153 MMBtu/d of natural gas on its pipelines, processed an average of 102,706 MMBtu/d of natural gas and produced an average of 8,656 barrels per day of NGLs.

Corporate Segment Gross Margin.   The corporate segment gross margin primarily consists of an unrealized loss of $0.3 million for the three months ended September 30, 2005 related to our commodity risk management activities accounted for as fair value hedges through October 24, 2005.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $5.3 million for the three months ended September 30, 2005 compared to $3.2 million for the three months ended September 30, 2004. The increase of $2.1 million, or 66%, is primarily attributed to our acquisition of the Mid-Continent Operations on August 1, 2005.

Depreciation and Amortization.   Depreciation and amortization totaled $5.7 million for the three months ended September 30, 2005 compared with $2.3 million for the three months ended September 30, 2004, an increase of $3.4 million, or 148%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2004, including the acquisition of our Mid-Continent Operations on August 1, 2005, the purchase of compression equipment in 2004, the purchase and modification of the Karnes County Gathering System during September 2004 and the modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

General and Administrative Expenses.   General and administrative expenses totaled $4.9 million for the three months ended September 30, 2005 compared with $2.4 million for the three months ended September 30, 2004, an increase of $2.5 million, or 104%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $0.8 million and (ii) the costs of being a public company of $1.7 million including (a) costs associated with accounting, legal, director compensation, investor relations, consulting and insurance of $0.4 million, (b) costs related to augmented infrastructure and hiring additional staff of $0.4 million, (c) costs of preparing and processing tax K-1s to unitholders of $0.1 million (d) costs of Sarbanes-Oxley readiness of $0.3 million and (e) non-cash compensation expense related to the amortization of the intrinsic value of restricted units issued to employees and directors of $0.5 million.

Interest Expense.   Interest and other financing costs totaled $8.5 million for the three months ended September 30, 2005 compared with $3.8 million for the three months ended September 30, 2004. Interest expense related to our credit facilities totaled $5.1 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively. Average borrowings under these credit facilities were $227.5 million and $71.0 million with average interest rates of 7.1% and 6.9% for the third quarter 2005 and 2004, respectively. Amortization of debt issue costs totaled $3.4 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively. Amortization of debt issue cost for the three months ended September 30, 2005 included a one-time charge of $1.6 million related to the early termination of the CPG Credit Agreement and the CHC Facility discussed in Note 5 to the unaudited consolidated financial statements. Additionally, interest expense for the three months ended September 30, 2004 included $2.3 million of interest related to the payment-in-kind preferred units issued to certain Pre-Offering Investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a term loan entered into in 2001. The increase in interest expense is due primarily to borrowings under our Credit Facility and Term Loan Facility, discussed in “—Liquidity and Capital Resources—Our Indebtedness,” as a result of our acquisition of ScissorTail on August 1, 2005.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Texas Gulf Coast Pipelines Segment Gross Margin.   Texas Gulf Coast Pipelines segment gross margin was $23.3 million for the nine months ended September 30, 2005 compared to $21.4 million for the nine months ended September 30, 2004, an increase of $1.9 million, or 9%. The increase was primarily attributable to higher average natural gas prices during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the nine months ended September 30, 2005, the HSC natural gas index price averaged $6.80 per MMBtu compared to $5.62 per MMBtu during the nine months ended September 30, 2004, an increase of $1.18, or 21%.

Additionally, a portion of the increase in gross margin for our pipeline segment resulted from the acquisitions of our Karnes County Gathering System in September 2004 and our Runge Gathering System in December 2004.

Texas Gulf Coast Processing Segment Gross Margin.   Texas Gulf Coast Processing segment gross margin was $20.5 million for the nine months ended September 30, 2005 compared to $12.6 million for the nine months ended September 30, 2004, an increase of $7.9 million, or 63%. For the nine months ended September 30, 2005, we experienced improvements of $9.0 million in our processing segment gross margin as the result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.” Our processing segment gross margin was further improved during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 as a result of increased conditioning fee revenue of $0.3 million. This increased processing segment gross margin was partially offset by an increase in processing upgrade payments of $1.4 million to natural gas suppliers, including our pipeline affiliates, during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Mid-Continent Operations Gross Margin.   On August 1, 2005, Copano completed its acquisition of Tulsa-based ScissorTail and during the period from August 1, 2005 through September 30, 2005, gross margin for the Mid-Continent Operations segment totaled $14.9 million. This segment gathered or transported an average of 155,153 MMBtu/d of natural gas on its pipelines, processed an average of 102,706 MMBtu/d of natural gas and produced an average of 8,656 barrels per day of NGLs.

Corporate Segment Gross Margin.   The corporate segment gross margin primarily consists of an unrealized loss of $0.3 million for the nine months ended September 30, 2005 related to our commodity risk management activities accounted for as fair value hedges through October 24, 2005.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $11.3 million for the nine months ended September 30, 2005 compared to $9.2 million for the nine months ended September 30, 2004. The increase of $2.1 million, or 23%, is primarily attributed to our acquisition of the Mid-Continent Operations on August 1, 2005.

Depreciation and Amortization.   Depreciation and amortization totaled $9.4 million for the nine months ended September 30, 2005 compared with $5.5 million for the nine months ended September 30, 2004, an increase of $3.9 million, or 71%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2004, including the acquisition of our Mid-Continent Operations on August 1, 2005, the purchase of compression equipment in 2004, the purchase and modification of the Karnes County Gathering System during September 2004 and the modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

General and Administrative Expenses.   General and administrative expenses totaled $11.4 million for the nine months ended September 30, 2005 compared with $5.9 million for the nine months ended September 30, 2004, an increase of $5.5 million, or 93%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $0.8 million and (ii) the costs of being a public company of $4.6 million including (a) costs associated with accounting, legal, director compensation, investor relations, consulting and insurance of $1.1 million, (b) costs related to augmented infrastructure and hiring additional staff of $1.7 million, (c) costs of preparing and processing tax K-1s to unitholders of $0.5 million, (d) costs associated with Sarbanes-Oxley readiness of $0.6 million and (e) non-cash compensation expense related to the amortization of the intrinsic value of restricted units issued to employees and directors of $0.7 million. Additionally, we incurred $0.1 million related to growth and acquisition initiatives during the nine months ended September 30, 2005.

Interest Expense.   Interest and other financing costs totaled $10.5 million for the nine months ended September 30, 2005 compared with $11.5 million for the nine months ended September 30, 2004. Interest expense related to our credit facilities totaled $6.8 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively. Average borrowings under these credit facilities were $229.5 million and $68.4 million with average interest rates of 7.1% and 6.9% for 2005 period and 2004 period, respectively. Amortization of debt issue costs totaled $3.7 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. Amortization of debt issue costs for the nine months ended September 30, 2005 included one-time charges of $1.6 million related to the early termination of the CPG Credit Agreement and the CHC Facility discussed in Note 5 to the unaudited consolidated financial statements. Amortization of debt issue cost for the nine months ended September 30, 2004 included a one-time charge of $0.3 million related to the early termination of the then outstanding Texas Gulf Coast Processing credit facility. Additionally, interest expense for the nine months ended September 30, 2004 included $6.8 million of interest related to the payment-in-kind preferred units issued to certain Pre-Offering Investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a term loan entered into in 2001. The decrease in interest expense is due primarily to our redemption of the redeemable preferred units offset by borrowings under our Credit Facility and Term Loan Facility, discussed in “—Liquidity and Capital Resources—Our Indebtedness,” as a result of our acquisition of ScissorTail on August 1, 2005.

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

Off-Balance Sheet Arrangements.   We had no off-balance sheet arrangements as of September 30, 2005.

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

During the nine months ended September 30, 2005, our total capital expenditures incurred of $487.7 million consisted of $2.8 million of maintenance capital and $484.9 million of expansion capital, including the ScissorTail Acquisition. We funded our capital expenditures with funds from operations, borrowings under our credit facilities and the issuance of additional equity. Additional expansion capital expenditures related to completing the integration of the Runge Gathering System, purchasing compressors and constructing well interconnections to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facilities and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending approximately $7.0 million of maintenance capital over the next 12 months.

Total Contractual Cash Obligations.   A summary of our total contractual cash obligations as of September 30, 2005 is as follows:

		Payment Due by Period
Type of Obligation	Total Obligation	Remainder of 2005	2006/2007	2008/2009	Thereafter
	(in thousands)
Debt	$402,000	$—	$—	$—	$402,000
Interest	146,898	7,800	58,702	57,639	22,757
Operating Leases	2,977	426	1,484	723	344
Total contractual cash obligations	$551,875	$8,226	$60,186	$58,362	$425,101

In addition to the contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of September 30, 2005, we had fixed contractual commitments to purchase 6,118,625 MMBtu of natural gas in October 2005. All of these contracts were based on index-related prices. Using these index-related prices at September 30, 2005, we had total commitments to purchase $52.0 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During September 2005, we purchased 8,679,621 MMBtu of natural gas under such contracts.

Cash Flows.   The following summarizes our cash flows for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$12,071	$7,706
Net cash used in investing activities	(486,458)	(5,523)
Net cash provided by (used in) financing activities	497,185	(709)
Net increase in cash and cash equivalents	22,798	1,474
Cash and cash equivalents at beginning of year	7,015	4,607
Cash and cash equivalents at end of period	$29,813	$6,081

Operating:

	Nine Months Ended September 30,
	2005	2004
Net income	$16,100	$1,491
Depreciation and amortization	13,086	6,410
Equity in earnings from unconsolidated affiliate	(726)	(263)
Deferred stock compensation and other	636	(5)
Non-cash interest expense	—	7,579
Cash used in working capital, net of acquired assets and liabilities	(17,025)	(7,506)
Net cash provided by operating activities	$12,071	$7,706

The overall increase of $4.4 million in operating cash flow for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily the result of an increase in net income of $14.6 million, a decrease in non-cash items of $0.7 million and an decrease in the changes in working capital components (exclusive of cash and cash equivalents) of $9.5 million. This decrease in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of a increase in accounts receivable of $20.5 million offset by a increase in accounts payable of $11.0 million.

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

Investing:   Net cash used in investing activities was $486.5 million for the nine months ended September 30, 2005 compared to $5.5 million for the nine months ended September 30, 2004. Capital expenditures for 2005 include costs related to our ScissorTail Acquisition on August 1, 2005 and several small pipeline systems, completing the integration of the Runge Gathering System, building well interconnections, purchasing compressors, constructing a monitoring and control system for our NGL line and upgrading dehydration facilities at the inlet to the cryogenic portion of our Houston Central Processing Plant slightly offset by the release of restricted cash. Capital expenditures in 2004 include expenditures for the acquisition of compression equipment and the development and installation of our SCADA system offset by the release of restricted cash.

Financing:   Net cash provided by financing activities totaled $497.2 million during the nine months ended September 30, 2005 and included (i) net borrowings under our credit facilities of $345.0 million, (ii) net proceeds from the private placement of common units and Class B units of $174.0 million and (iii) capital contributions of $2.6 million from our Pre-Offering Investors offset by (a) distributions to our unitholders of $14.9 million and (b) deferred financing costs of $9.5 million. Net cash used by financing activities of $0.7 million during the nine months ended September 30, 2004 was primarily attributable to our net borrowings of $3.5 million in long-term debt offset by deferred financing costs of $1.6 million and deferring Offering costs of $2.6 million.

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

Our board has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders, reserves to reduce debt or, as necessary, reserves to comply with the terms of any of our agreements or obligations.

On February 14, 2005, we paid cash distributions of $2.1 million, or $0.20 per unit, which reflected a pro rata portion of our MQD for the period from November 15, 2004 (the closing of the Offering) through December 31, 2004. On May 13, 2005, we paid $4.5 million of cash distributions representing $0.42 per unit, or $1.68 per unit annualized, for the three months ended March 31, 2005. On July 15, 2005, our board declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit, or $1.80 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $7.8 million was paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and included 1,372,458 common units issued in connection with the closing of the ScissorTail Acquisition. This distribution amount also included a concurrent quarterly distribution of $.0495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail Acquisition. The Class B unit distribution represented a quarterly distribution equal to 110% of the per unit distribution received by the common units. On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion.

On October 17, 2005, our board declared a cash distribution for the three months ended September 30, 2005 of $0.50 per unit, or $2.00 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $8.4 million will be paid on November 14, 2005 to holders of record at the close of business on November 1, 2005.

The amount of available cash from operating surplus needed to pay the current distribution of $0.50 per unit, or $2.00 per unit annualized, to our common and subordinated unitholders is as follows (in thousands):

	One Quarter	Four Quarters
Common units(1)	$6,689	$26,758
Subordinated units	1,760	7,038
Total	$8,449	$33,796

(1)          Includes restricted common units issued under our long-term incentive plan. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of November 1, 2005, we had 135,070 outstanding restricted units, of which 262 units have vested. Annual distributions related to these restricted units are approximately $270,000.

Our Indebtedness

New $350 Million Credit Facility.   On August 1, 2005, we entered into a new $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010.

On August 1, 2005, we borrowed $232.0 million under the Credit Facility to: (i) partially finance the ScissorTail Acquisition and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility. Additionally, in connection with our ScissorTail Acquisition, a $0.9 million standby letter of credit was assumed by us, which remains outstanding at September 30, 2005. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash distributable to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

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

Based upon the senior debt to EBITDA ratio calculated as of September 30, 2005 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $118.0 million of unused capacity under the Credit Facility.

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

At our election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.75% and 2.75% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is nine months, interest will be paid at the end of each three-month period.

If an event of default occurs under the Credit Facility, the lenders would be able to accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following would be an event of default:

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

The effective average interest rate on borrowings under the Credit Facility was 5.95% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.3% as of September 30, 2005. Interest and other financing costs related to the Credit Facility totaled $2.5 million for the period from August 1, 2005 through September 30, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of September 30, 2005, the unamortized portion of debt issue costs totaled $4.9 million.

Management believes that we are in compliance with the covenants under the Credit Facility as of September 30, 2005. If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

Term Loan Facility.   On August 1, 2005, we entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition.

The Term Loan Facility matures on August 1, 2006. Any outstanding term loans on August 1, 2006 (the “Conversion Date”) will be automatically converted into new term loans with a six year term (the “Rollover Loans”) subject to satisfaction of certain conditions. On and after the Conversion Date, the Lenders (as defined in the Term Loan Facility) holding at least $42.5 million of the Rollover Loans may elect to exchange their Rollover Loans for exchange notes, which will be governed by the Exchange Note Indenture (as defined in the Term Loan Facility). The obligations under the Term Loan Facility are general unsecured obligations of our company and certain of its subsidiaries and are guaranteed by substantially all of our subsidiaries (other than WDG, Southern Dome and certain subsidiaries with insignificant assets).

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

The effective average interest rate on borrowings under the Term Loan Facility was 8.69% as of September 30, 2005. Interest and other financing costs related to the Term Loan Facility totaled $4.1 million for the period from August 1, 2005 through September 30, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the estimated term of the Term Loan Facility, and as of September 30, 2005, the unamortized portion of debt issue costs totaled $2.3 million.

Management believes that we are in compliance with the covenants under the Term Loan Facility as of September 30, 2005. If an event of default exists under the Term Loan Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

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

Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures of (i) total gross margin (which consists of the sum of individual segment gross margins) to the GAAP financial measure of operating income and (ii) EBITDA to the GAAP financial measures of net income and cash flows from operating activities for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reconciliation of total gross margin to operating income:
Operating income	$13,533	$6,483	$26,313	$12,983
Add: Operations and maintenance expenses	5,325	3,186	11,302	9,155
Depreciation and amortization	5,706	2,252	9,371	5,498
General and administrative expenses	4,878	2,387	11,408	5,884
Taxes other than income	321	247	713	748
Equity in earnings from unconsolidated affiliates	(240)	(96)	(726)	(263)
Total gross margin	$29,523	$14,459	$58,381	$34,005
Reconciliation of EBITDA to net income:
Net income	$5,159	$2,703	$16,100	$1,491
Add: Depreciation and amortization	5,706	2,252	9,371	5,498
Interest expense and other financing costs	8,542	3,805	10,532	11,539
EBITDA	$19,407	$8,760	$36,003	$18,528
Reconciliation of EBITDA to cash flows from operating activities:
Cash flow (used in) provided by operating activities	$(3,922)	$4,181	$12,071	$7,706
Add: Cash paid for interest and other financing costs	5,156	1,302	6,817	3,048
Equity in earnings of unconsolidated affiliates	240	96	726	263
Increase in working capital and other	17,933	3,181	16,389	7,511
EBITDA	$19,407	$8,760	$36,003	$18,528

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, options and other financial instruments with similar characteristics to mitigate the risks of certain identifiable and anticipated transactions consistent with our Risk Management Policy. In general, the type of risks we attempt to hedge are those related to the variability of future earnings, fair values of certain debt instruments and cash flows resulting from changes in applicable commodity prices or interest rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Interest Rate Risk.   Our interest rate exposure results from variable rate borrowings under our debt agreements. During the quarter ended September 30, 2005, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our credit facilities of $402.0 million, which had an average floating interest rate of 7.1% as of September 30, 2005. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.0 million annually.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted). Under each swap agreement, we will pay the counterparties the fixed interest rate of approximately 4.7% monthly and will receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense.

Commodity Price Risks.   Our profitability is affected by prevailing NGL and natural gas prices. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty and a variety of additional factors that are beyond our control. Natural gas prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our services. We believe our sensitivity to crude oil, natural gas and NGL prices has been reduced as a result of the ScissorTail Acquisition and our risk management activities.

In order to calculate the sensitivity of our gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. Our analysis included the operations of our newly acquired Mid-Continent Operations segment, beginning on August 1, 2005. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.4 million to our gross margin for the nine months ended September 30, 2005. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $1.2 million decrease to our gross margin, and vice versa, for the nine months ended September 30, 2005.

These relationships are not entirely linear. If processing margins are negative, we can operate our Houston Central Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our gross margin.

In addition, throughout the third quarter of 2005, we received conditioning fees and related benefits in the form of suspended processing payments (the “Conditioning Benefits”) resulting in aggregate benefits of $1.7 million under our processing agreement with Kinder Morgan Texas Pipeline, L.P., or KMTP, at the Houston Central Plant. Under the terms of the KMTP processing agreement, we did not receive Conditioning Benefits during the first six months of 2005. Had higher NGL prices or lower natural gas prices been in effect immediately prior to the beginning of a month, we may not have received the Conditioning Benefits. However, the reduced benefits would have been partially or fully offset by increased margins derived from processing KMTP’s gas. The sensitivity analysis provided above for the nine months ended September 30, 2005 does not reflect the impact of the Conditioning Benefits we received in the third quarter.

We engage in risk management activities that generally take the form of commodity derivative instruments. These activities are governed by our Risk Management Policy, which prohibits speculative transactions and limits the type, maturity and notional amounts of derivative transactions. The policy allows management to purchase crude oil and natural gas liquids puts and certain natural gas put or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with our risk management policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over the counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s. Potential derivative transactions are analyzed to evaluate their efficacy within our risk management strategy.

In late July 2005, we entered into put transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The counterparties have investment grade ratings. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. We designated these two transactions as cash flow hedges under SFAS No. 133 effective October 25, 2005. For the period ended September 30, 2005, the Company recorded a fair value loss against other revenue of $0.3 million related to these put contracts. As of September 30, 2005, the fair value of these contracts totaled $3.6 million. Since these puts give us the right to sell crude oil at specified prices, the market value of the derivatives is inversely related to the market price of West Texas Intermediate crude oil. At September 30, 2005, holding all other factors constant, an upward shift in the forward curve of $0.01 per gallon, or $0.42 per barrel, would have reduced the market value of the puts by approximately $0.1 million. Conversely, a downward shift in the forward curve of $0.01 per gallon would have increased the market value of the puts by approximately $0.1 million, assuming all other factors are held constant.

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

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

We held a special meeting of unitholders on October 27, 2005 at which two proposals were considered. A brief description of each proposal and the voting results follows:

A proposal to (1) change the terms of our Class B units to provide that each Class B unit will automatically convert into one of our common units and (2) issue 4,830,758 additional common units upon such conversion.

For	7,352,663
Against	47,964
Abstentions	31,659

A proposal to approve an amendment to the Copano Energy, L.L.C. Long-Term Incentive Plan, which is referred to as the LTIP, to (i) increase the total number of common units authorized to be issued under the LTIP to the lesser of (a) 2,500,000 units or (b) the number of units equal to 10% of the sum of total common units outstanding and the total number of common units that may be issued to the holders of any outstanding equity securities convertible into common units, exclusive of outstanding awards under the LTIP, determined at the time of any award, (ii) provide that not more than 30% of the total number of common units authorized to be issued under the LTIP may be delivered in payment of restricted units and/or phantom units, (iii) designate consultants of the Company as a class eligible for awards under the LTIP and (iv) permit the Compensation Committee of our Board of Directors, in its discretion, to delegate any of its administrative powers under the LTIP to our Chief Executive Officer (other than with respect to grants made to executive officers and directors).

For	8,623,170
Against	137,090
Abstentions	44,484

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

3.4

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).

3.5*	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C.
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

10.3

Second Amendment to Amended and Restated Credit Agreement dated as of November 15, 2004, among Copano Pipelines Group, L.L.C., Copano Field Services/ Copano Bay, L.P., Copano Field Services/Agua Dulce, L.P., Copano Field Services/ South Texas, L.P., Copano Field Services/Upper Gulf Coast, L.P., Copano Field Services/Live Oak, L.P., Copano Field Services/Central Gulf Coast, L.P., Copano Pipelines/South Texas, L.P., Copano Pipelines/Upper Gulf Coast, L.P., Copano Pipelines/Hebbronville, L.P., and Copano Energy Services/Upper Gulf Coast, L.P., as the Borrowers, and Fleet National Bank and the other Lenders named therein (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).

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
10.26

Membership Interest Purchase Agreement by and among ScissorTail Energy, LLC, Hamilton ScissorTail LLC, ScissorTail Holdings, LLC, Jay A. Precourt, Fredric C. Hamilton, Copano Energy, L.L.C. and Copano Energy/Rocky Mountains and Mid-Continent, L.L.C. dated as of June 20, 2005 (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.27

Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.28

Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.29

Unitholder Voting Agreement dated as of August 1, 2005 by and among Copano Partners Trust, MBP III AIV, L.P., MBP Onapoc Holdings LLC, R. Bruce Northcutt and Matthew J. Assiff (incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.30

Credit Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Comerica Bank and U.S. Bank National Association, as Co-Syndication Agents, Bank of Scotland and Fortis Capital Corp., as Co-Documentation Agents and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.31

Bridge Loan Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.32	Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.33

Employment Agreement between ScissorTail Energy, L.L.C. and Bruce Roderick dated as of August 1, 2005 (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.34

Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.35

Employment Agreement between ScissorTail Energy, L.L.C. and Thomas Coleman dated as of August 1, 2005 (incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.36

Employment Agreement between ScissorTail Energy, L.L.C. and Lee E. Fiegener dated as of August 1, 2005 (incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.37

Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.38

Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.39	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.40	First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed August 15, 2005).
31.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

32.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*                    Filed herewith.

†                    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on November 14, 2005.

COPANO ENERGY, L.L.C.
By:	/s/ JOHN R. ECKEL, JR.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer
By:	/s/ MATTHEW J. ASSIFF
Matthew J. Assiff
Senior Vice President and Chief Financial Officer