Form 10-K
period 2005-12-31
Copano Energy, L.L.C.
filed 2006-03-16
CIK 1297067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 001-32329

COPANO ENERGY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	51-0411678 (I.R.S. Employer Identification No.)
2727 Allen Parkway, Suite 1200 Houston, Texas (Address of principal executive offices)	77019 (Zip Code)

(713) 621-9547

(Registrant’s telephone number, including area code

None

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
None	Not applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Common Units Representing Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the registrant was approximately $221.7 million based on $36.79 per unit, the last reported sale price of the Common Units as reported on The NASDAQ National Market on such date.

As of March 1, 2006, there were outstanding 14,811,195 Common Units and 3,519,126 Subordinated Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Unitholders of Copano Energy, L.L.C. to be held May 25, 2006	Part III

i

PART I

Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us,” or like terms refer to Copano Energy, L.L.C. and its wholly-owned subsidiaries, including ScissorTail Energy, LLC. “ScissorTail” as used in this Annual Report refers to ScissorTail Energy, LLC. “ScissorTail Acquisition” refers to our acquisition of ScissorTail on August 1, 2005.

As generally used in the energy industry and in this Annual Report, the following terms have the following meanings:

$/gal:	U.S. dollars per gallon
Bbls:	Barrels
Bbls/d:	Barrels per day
Btu:	British thermal units
Mcf:	One thousand cubic feet
Mcf/d:	One thousand cubic feet per day
MMBtu:	One million British thermal units
MMcf:	One million cubic feet
MMBtu/d:	One million British thermal units per day
MMcf/d:	One million cubic feet per day
NGLs:	Natural gas liquids which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
residue gas:	The pipeline quality natural gas remaining after natural gas is processed
throughput:	The volume of product transported or passing through a pipeline, plant, terminal or other facility

Item 1.                        Business

General

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities operating under the Copano name since 1992. Since our inception in 1992, we have grown through a combination of more than 30 acquisitions and the construction of new assets. We completed our initial public offering on November 15, 2004 and our common units are listed on The NASDAQ National Market under the symbol “CPNO.”  Our business activities are primarily conducted through wholly-owned subsidiaries.

We are a growth-oriented midstream energy company with natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in the Texas Gulf Coast region and in central and eastern Oklahoma. Our midstream assets include over 4,700 miles of natural gas gathering and transmission pipelines and four natural gas processing plants, with approximately 800 MMcf/d of combined processing capacity. Our Houston Central Processing Plant is the second largest natural gas processing plant in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. This processing plant is located approximately 100 miles southwest of Houston and has the capacity to process approximately 700 MMcf/d of natural gas. In addition to our natural gas pipelines, we own a 104-mile NGL pipeline extending from our Houston Central Processing Plant to the Houston area. The pipelines we operate include 144 miles of pipeline owned by Webb/Duval Gatherers (“Webb Duval”), a partnership in which we own a 62.5% interest.

Our natural gas pipelines collect natural gas from designated points near producing wells and deliver these volumes to third-party pipelines, our processing plants, third-party processing plants, local distribution companies, power generation facilities and industrial consumers. Volumes delivered to our processing plants, either through our pipelines or a third-party pipeline, are treated to remove contaminants and conditioned or processed to extract mixed NGLs. Processed or conditioned natural gas is then delivered primarily to third-party pipelines through plant interconnects, while NGLs are separated and sold to third parties.

Recent Developments

Expansion of our Risk Management Program.   In December 2005, we expanded our commodity hedge program through our acquisition of a portfolio of natural gas and product-specific NGL puts and our entry into swap agreements with respect to four NGL products. We purchased puts on natural gas through 2009 and purchased puts and entered into swaps for ethane, propane, isobutane and normal butane through 2008. The hedges were executed with four investment grade counterparties in accordance with our Risk Management Policy. Total consideration for the puts acquired in December was approximately $38 million, funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility. The newly-acquired hedges, in combination with the crude oil puts we acquired in July 2005, were implemented as cash flow hedges to mitigate the impact of declines in commodity prices. For a more detailed discussion of our risk management activities, please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Private Placement of $50 Million of Common Units.   On December 30, 2005, we announced the private placement of $50 million of common units with three private investors, which was consummated in December 2005 and January 2006. The proceeds of the private placement were used to reduce outstanding indebtedness, including indebtedness incurred to purchase commodity hedges in connection with the expansion of our commodity hedging program described above.

Declaration of Distribution.   On January 18, 2006, our Board of Directors declared a cash distribution for the three months ended December 31, 2005 of $0.55 per unit for all outstanding common and subordinated units. The distribution, totaling $10.1 million, was paid on February 14, 2006 to holders of record at the close of business on February 1, 2006.

Rule 144A Senior Notes Offering.   On February 7, 2006, we issued an aggregate of $225 million in principal amount of 8.125% Senior Notes due 2016, (the “Senior Notes”), in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by all of our wholly-owned subsidiaries (the “Guarantors”). The Senior Notes were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture (the “Indenture”) among the Issuers, the Guarantors and U.S. Bank National Association, as trustee. Interest on the Senior Notes will accrue from the date of issuance or the most recent interest payment date, and will be payable in cash semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2006. For a more detailed discussion of the terms of the Senior Notes, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Description of Our Indebtedness.”

Business Strategy

Our management team is committed to improving cash flow from our existing assets, pursuing complementary acquisition and expansion opportunities, and managing our commodity risk exposure. Key elements of our strategy include:

•       Pursue growth from our existing assets.   Our pipelines and processing plants have excess capacity, which provides us with opportunities to increase throughput volume with minimal incremental costs. We intend to increase cash flow from our existing assets by aggressively marketing our services to producers to connect new supplies of natural gas and increase volumes and utilization.

•       Pursue complementary acquisitions and expansion opportunities.   We intend to use our acquisition and integration experience to continue to make complementary acquisitions of midstream assets in our operating areas that provide opportunities to expand either the acquired assets or our existing assets to increase utilization. We pursue acquisitions that we believe will allow us to capitalize on our existing infrastructure, personnel, and producer and customer relationships to strengthen our existing integrated package of services. Also, we intend to expand our assets where appropriate to meet increased demand for our midstream services.

•       Reduce sensitivity of our cash flows to commodity price fluctuations.   Because of the volatility of natural gas and NGL prices, we attempt to structure our contracts in a manner that allows us to achieve positive gross margins in a variety of market conditions. In our contracts for services provided by our Texas Gulf Coast Processing segment, we focus on arrangements pursuant to which we are paid a fee to condition natural gas when processing is economically unattractive. In our contracts with producers within our Texas Gulf Coast Pipelines and Mid-Continent Operations segments, we focus on arrangements pursuant to which the fee received for the services we deliver is sufficient to provide us with positive operating margins irrespective of commodity prices.

In addition, our commodity risk management activities are designed to hedge our exposure to price risk and insure that we meet debt service requirements, required capital expenditures, distribution objectives and similar requirements despite fluctuations in commodity prices. We intend to continue to manage our exposure to commodity prices in the future by entering into similar hedge transactions. Please read “—Recent Developments—Expansion of our Risk Management Program” for a discussion of our recent risk management activities.

•       Exploit the operating flexibility of our assets.   Exploiting our ability to condition natural gas at our Houston Central Processing Plant, rather than fully process it, provides us with significant benefits during periods when fully processing natural gas is not economic. We continually monitor natural gas and NGL prices to quickly switch between processing and conditioning modes when it is economically appropriate to do so. In addition, we will continue to utilize our ability to reject ethane at our Houston Central Processing Plant, Paden Plant and Glenpool Plant, as market conditions warrant.

•       Expand our geographic scope into new regions where our growth strategy can be applied.   We intend to pursue opportunities to acquire assets in new regions where we believe growth opportunities are attractive and our business strategies are applicable.

Risk Factors

You should consider carefully the risks and uncertainties described in Item 1A “Risk Factors” and other information in this Annual Report, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes beginning on page F-1.

Our Operations

We present our results of operations in the following operating segments:

Texas Gulf Coast Pipelines Segment.   Our pipeline facilities in Texas are managed as four separate operating regions—the South Texas, Coastal Waters, Central Gulf Coast, and Upper Gulf Coast regions. These assets had combined throughput capacity of 846 MMcf/d as of December 31, 2005, including 219

MMcf/d of throughput capacity owned by Webb Duval. For the year ended December 31, 2005, we averaged net throughput volume of 322 MMcf/d of natural gas through these pipeline assets.

Texas Gulf Coast Processing Segment.   Our Texas Gulf Coast Processing segment includes our Houston Central Processing Plant located near Sheridan, Texas in Colorado County (total inlet capacity of 700 MMcf/d) and our Sheridan NGL Pipeline that runs from the tailgate of the processing plant to the Houston area. Our Houston Central Processing Plant removes NGLs from the natural gas supplied by the Kinder Morgan Texas Pipeline (“KMTP”) Laredo-to-Katy pipeline, which it straddles, and the pipelines in our Central Gulf Coast Region gathering systems, and separates NGLs for sale to third parties. For the year ended December 31, 2005, we averaged net natural gas throughput volume of 530 MMcf/d through our Houston Central Processing Plant.

Mid-Continent Operations Segment (operations we acquired in the ScissorTail Acquisition).   The acquisition of ScissorTail has provided us with an operating presence in natural gas producing regions in central and eastern Oklahoma. Our Mid-Continent Operations’ assets include approximately 3,300 miles of pipelines in eight primarily low-pressure gathering systems spanning approximately 16,900 square miles, with combined throughput capacity of 219 MMcf/d as of December 31, 2005, and three processing plants with total inlet capacity of approximately 100 MMcf/d. For the period from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005, the total average throughput volumes for our Mid-Continent Operations segment were 132 MMcf/d and average inlet volumes at our processing plants were 55 MMcf/d. In addition to natural gas processed at our plants, we also deliver natural gas for processing at three third-party plants for which we receive a portion of the product revenues. Average daily throughput volumes processed at third-party plants for ScissorTail were 33 MMcf/d for the period from August 1, 2005 through December 31, 2005. Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Our Results of Operation” and Note 16 to the Consolidated Financial Statements, “Segment Information” contained in Item 8 of this Annual Report for more detailed descriptions of the financial results of our operating segments.

Our Texas Gulf Coast Operations

Our Texas Gulf Coast Operations consist of two of our operating segments, Texas Gulf Coast Pipelines and Texas Gulf Coast Processing. The following is a map of our Texas Gulf Coast region assets:

We have set forth in the table below summary information describing the regions in which we have pipeline systems and processing assets in the Texas Gulf Coast region:

					Average		Year Ended December 31, 2005
Asset	Pipeline Type	Initial Acquisition Date(1)	Length (miles)	Existing Throughput Capacity (Mcf/d)(2)	Throughput at Time of Acquisition (Mcf/d)(3)		Net Average Throughput Volumes (Mcf/d)	Utilization of Capacity
Texas Gulf Coast Pipelines
South Texas Region
Live Oak Area	Gathering	May 2002	114	88,000	9,179		18,286	21%
Agua Dulce Area(4)	Gathering and Transmission	June 1996	388	78,000	7,850		25,671	33%
Hebbronville Area	Gathering	September 1994	79	62,700	15,337		29,643	47%
Karnes Area	Gathering	August 2004	68	17,500	2,000	(5)	6,895	39%
Webb/Duval Area(6)(7)	Gathering	February 2002	144	219,000	43,046		106,826	49%
Coastal Waters Region	Gathering	June 1992	142	37,000	1,208		2,722	7%
Central Gulf Coast Region	Gathering	August 2001	231	205,000	118,804		92,872	45%
Upper Gulf Coast Region	Gathering and Transmission	April 1997	230	139,000			38,685	28%
Total			1,396				321,600
Texas Gulf Coast Processing
Houston Central Processing Plant	Processing	August 2001
Inlet volumes					626,764	(8)	530,346
NGLs produced					10,406 Bbls/d	(8)	13,066
Sheridan NGL Pipeline	NGL Transportation	August 2001	104		2,648 Bbls/d	(8)	3,552

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

(4)             Throughput volumes presented in the table are net of intercompany transactions. Gross volumes and utilization of capacity in this area totaled 26,011 Mcf/d and 33%, respectively, for the year ended December 31, 2005.

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

(7)             Throughput volumes presented in the table are net of affiliate transactions. Gross volumes and utilization of capacity in this area totaled 126,513 Mcf/d and 58%, respectively, for the year ended December 31, 2005.

(8)             Represents volumes for the month of June 2001. In July 2001, volumes began to be transported from our South Texas Region to the KMTP Laredo-to-Katy pipeline thereby increasing the volume of NGLs produced by our Houston Central Processing Plant and transported on our Sheridan NGL line.

Texas Gulf Coast Pipelines Segment

We own approximately 1,396 miles of pipelines used for natural gas gathering and transmission, including approximately 144 miles of pipeline owned by Webb Duval. For the years ended December 31, 2005 and 2004, we averaged net throughput volumes of 321,600 Mcf/d and 325,407 Mcf/d, respectively, of natural gas. Our facilities are operated in four separate operating regions as described below.

South Texas Region

The South Texas Region consists of eight wholly-owned gathering and intrastate transmission systems totaling approximately 649 miles of pipelines operating in Atascosa, Bee, DeWitt, Duval, Goliad, Jim Hogg, Jim Wells, Karnes, Live Oak, Nueces and San Patricio Counties, Texas. This region is composed of several operating pipeline systems including the Live Oak System, the Clayton Pipeline, the Agua Dulce System, the Nueces County System, the Mesteña Grande System, the Hebbronville Pipeline, the Karnes County Gathering System and the Runge Gathering System. This region is managed from our field office in Alice, Texas. In addition, our employees in this region are responsible for the operations of Webb/Duval Gatherers, as more fully described below.

Live Oak Area

Our Live Oak Area is comprised of two gathering systems, the Live Oak System and the Clayton Pipeline.

Live Oak System.   The Live Oak System is an approximately 56-mile pipeline system that gathers natural gas from fields located in Live Oak County, Texas. The Live Oak System is composed of a 12-inch diameter mainline and two 8-inch diameter main gathering lateral lines, the Bennett lateral and the Patteson lateral, which extend into southern and eastern Live Oak County. The system also includes several smaller lines that range in size from two inches to eight inches in diameter. We currently gather natural gas from approximately 28 active receipt meters representing 18 producers and four shippers connected to our Live Oak System. All of the natural gas from the Live Oak System is compressed, dehydrated and delivered to the KMTP Laredo-to-Katy pipeline for treating, conditioning and/or processing at our Houston Central Processing Plant.

Average throughput volume on this system was 14,158 Mcf/d and 21,278 Mcf/d for the years ended December 31, 2005 and 2004, respectively. In February 2002, we expanded our compression and dehydration facilities providing a throughput capacity of 50,000 Mcf/d. We currently operate 1,710 horsepower of compression and 40,000 Mcf/d of dehydration capacity.

Clayton Pipeline.   The Clayton Pipeline is an approximately 58-mile pipeline extending through Atascosa, Live Oak and Duval Counties, Texas. The northern 34 miles consists of 10-inch diameter pipeline and the southern 22 miles consists of 16-inch diameter pipeline. There are approximately two miles of 3-inch to 6-inch diameter feeder pipelines. We currently transport natural gas on the Clayton Pipeline from four active receipt meters including the Pueblo Midstream Fashing plant in Atascosa County, representing four producers as well as the Fashing plant tailgate interconnect. Natural gas is delivered to either Houston Pipe Line Company or Natural Gas Pipeline Company of America (“NGPL”). The Clayton Pipeline has no compression or dehydration facilities.

Average throughput volume on the Clayton Pipeline was 4,128 Mcf/d and 2,002 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Clayton Pipeline has a capacity of 52,000 Mcf/d.

Agua Dulce Area

Our Agua Dulce Area consists of two primary pipeline assets, the Agua Dulce System and the Nueces County System.

Agua Dulce System.   The Agua Dulce System is an approximately 247-mile gathering system located in Duval, Jim Wells and Nueces Counties, Texas. The Agua Dulce System is composed of (i) the East Duval lateral, a 17-mile, 10-inch diameter mainline that originates near Agua Dulce, Texas in Jim Wells County, and terminates at an interconnect with the Webb/Duval Gathering System and (ii) several distinct gathering systems that deliver natural gas to the East Duval lateral. There are approximately 247 miles of 2-inch to 12-inch diameter gathering pipelines that supply the East Duval lateral. We currently gather natural gas from 44 active receipt meters, representing 37 producers. Since purchasing the system, we have added approximately 9 miles of pipeline, including the 6-mile, 12-inch diameter line that connected the system to the Webb/Duval Gathering System in 2002. We currently have 5,110 horsepower of compression and 44,000 Mcf/d of dehydration capacity installed on this system. Natural gas is gathered and transported through the Agua Dulce System into the Webb/Duval Gathering System, which can deliver this natural gas into the KMTP Laredo-to-Katy pipeline. The Agua Dulce System has inactive interconnects with Enterprise Products Partners, L.P. (“Enterprise”), Humble Gas Pipeline Company (an affiliate of ExxonMobil), and Duke Energy Field Services.

Average net throughput volume on this system was 20,340 Mcf/d and 22,196 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Agua Dulce System has an estimated capacity of 37,000 Mcf/d.

Nueces County System.   The Nueces County System is an approximately 141-mile pipeline system that gathers natural gas in Nueces and San Patricio Counties, Texas. The Nueces County System is composed of gathering and transmission lines ranging in size from two inches to 12 inches in diameter. The Nueces County System currently gathers natural gas from 14 active receipt meters representing nine producers. Natural gas from this system is gathered and delivered to Houston Pipe Line Company (an affiliate of Energy Transfer Partners, L.P.) and to our Agua Dulce System. We currently have 85 horsepower of compression and 33,000 Mcf/d of dehydration capacity installed on this system.

Average throughput volume on this system was 5,331 Mcf/d and 10,203 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Nueces County System has an estimated capacity of 41,000 Mcf/d under current operating pressures.

Hebbronville Area

There are two major pipelines that encompass the Hebbronville area, the Mesteña Grande System and the Hebbronville Pipeline.

Mesteña Grande System.   The Mesteña Grande System is an approximately 56-mile pipeline system located in the southern portion of Jim Hogg County and the northern half of Duval County, Texas. The Mesteña Grande System currently gathers natural gas from 17 active receipt meters, representing five producers and one shipper. This system consists of pipelines ranging in size from 4 inches to 8 inches in diameter. All natural gas gathered from the Mesteña Grande System is transported for delivery to KMTP via our Hebbronville Pipeline. We currently have 4,020 horsepower of compression installed on this system and 80,000 Mcf/d of dehydration capacity.

Hebbronville Pipeline.   The Hebbronville Pipeline was constructed by us in 2001 and is an approximately 23-mile pipeline comprised of 12-inch diameter pipeline and 16-inch diameter pipeline, which transports all of the natural gas from the Mesteña Grande System for delivery to the KMTP Laredo-to-Katy pipeline. The Hebbronville Pipeline has two active receipt meters representing one shipper. There is no installed compression or dehydration on this pipeline.

Average throughput volume on these pipelines was 29,643 Mcf/d and 29,423 Mcf/d on a combined basis for the years ended December 31, 2005 and 2004, respectively. The Mesteña Grande System currently has an estimated capacity of 62,700 Mcf/d and the Hebbronville Pipeline has an estimated capacity of

250,000 Mcf/d. Without additional compression, however, the combined capacity of these pipelines is limited to 62,000 Mcf/d.

Karnes Area

The Karnes Area is comprised of two natural gas gathering systems, the Karnes County Gathering System and the Runge Gathering System.

Karnes County Gathering System.   The Karnes County Gathering System is an approximately 15-mile pipeline operating in northern Bee and southern Karnes Counties, Texas. This system is comprised of natural gas pipelines ranging in size from 10 inches to 16 inches in diameter. The Karnes County Gathering System gathers natural gas from one active receipt meter connected to a third party. Natural gas transported on the Karnes County Gathering System is delivered to the KMTP Laredo-to-Katy pipeline and is processed or conditioned at our Houston Central Processing Plant. We currently have 2,060 horsepower of compression installed on this system.

Runge Gathering System.   The Runge Gathering System is comprised of 53 miles of natural gas pipelines located in Bee, DeWitt, Goliad and Karnes Counties, Texas. This system is comprised of 37 miles of natural gas pipelines ranging in size from 4 inches to 8 inches and a 16-mile 4-inch natural gas liquids pipeline that was converted to natural gas service to provide delivery of natural gas from the Runge Gathering System to our Karnes County Gathering System. Natural gas from the Runge Gathering System is gathered and redelivered into the Karnes County Gathering System which is then delivered to the KMTP Laredo-to-Katy pipeline and is processed or conditioned at our Houston Central Processing Plant. This system has six active receipt meters.

Average throughput volume on these pipelines was 6,895 Mcf/d on a combined basis for the year ended December 31, 2005. Average throughput volumes on these pipelines were 9,771 Mcf/d for the period from acquisition through December 31, 2004.

Webb/Duval Area

Our Webb/Duval Area is comprised of the Webb/Duval Gathering System, the Olmitos Gathering System and the Cinco Compadres Gathering System, each of which is owned by Webb Duval, a general partnership that we operate and in which we hold a 62.5% interest. As the holder of a 62.5% interest in the partnership that owns these pipeline systems, we operate these systems subject to certain rights of the other partners, including the right to approve capital expenditures in excess of $0.1 million, financing arrangements by the partnership or any expansion projects associated with these systems. In addition, each partner has the right to use its pro rata share of pipeline capacity on these systems subject to applicable ratable take and common purchaser statutes.

Webb/Duval Systems.   The Webb/Duval Gathering System is a 121-mile pipeline located in Webb and Duval Counties, Texas, and is comprised of 3-inch and 16-inch diameter pipelines. Following our construction of a 6-mile, 12-inch diameter pipeline in 2002, the Webb/Duval Gathering System connects our Agua Dulce System to the KMTP Laredo-to-Katy pipeline. We currently have 29 active receipt meters connected to the Webb/Duval Gathering System, representing 11 shippers. We currently have 7,468 horsepower of installed compression and no dehydration on this system. The Olmitos Gathering System and the Cinco Compadres Gathering System are smaller non-contiguous gathering systems that are part of Webb Duval’s assets. The Olmitos Gathering System is a 14-mile pipeline located in Webb County, Texas, and is comprised of 4-inch to 8-inch diameter pipelines. The Cinco Compadres Gathering System is a 9-mile pipeline located in Webb County, Texas, and is comprised of 3-inch to 6-inch diameter pipelines.

Average total throughput volume on these combined systems including volumes delivered by our Agua Dulce System was 126,513 Mcf/d and 126,305 Mcf/d for the years ended December 31, 2005 and

2004, respectively. Excluding the volume received from our Agua Dulce System described previously, the average throughput volume on these systems was 106,286 Mcf/d and 104,437 Mcf/d for the years ended December 31, 2005 and 2004, respectively. Differences in volumes between the Webb/Duval Gathering Area and the Agua Dulce systems are attributable to gas consumed as fuel during dehydration and compression, ordinary pipeline system gains and losses and the fact that the Agua Dulce System used alternate interconnects before its connection during 2002 to the Webb/Duval Gathering System. The Webb/Duval Gathering System has an estimated current capacity of 219,000 Mcf/d.

Coastal Waters Region

The Coastal Waters Region is comprised of two pipeline systems, the Copano Bay System and the Encinal Channel Pipeline, consisting of approximately 142 miles of pipelines operating both onshore and offshore in Aransas, Nueces, Refugio and San Patricio Counties, Texas. This region is managed from our field office in Lamar, Texas.

Copano Bay System.   The Copano Bay System currently comprises approximately 119 miles of natural gas pipelines, which range in size from three inches to 12 inches in diameter. Currently, the Copano Bay System gathers natural gas from the offshore Matagorda Island Block 721 area, Aransas and Copano Bays, and adjacent onshore lands through Aransas Bay and onshore at Rockport, Texas. Natural gas and condensate are separated at our Lamar separation and dehydration facility, and the natural gas is delivered to Enterprise Products Partners, L.P./Channel at Lamar, Texas. The condensate is stored and redelivered to producers and shippers who then truck the product to market. The Copano Bay System gathers or transports substantially all of the natural gas in the Copano Bay and Aransas Bay area. The Copano Bay System has ten active receipt meters, representing nine producers and one shipper.

Average throughput volume on this system was 2,722 Mcf/d and 11,403 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The throughput capacity of this system is 37,000 Mcf/d and has 25,000 Mcf/d of dehydration capacity.

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

Central Gulf Coast Region

The Central Gulf Coast Region is composed of two intrastate natural gas gathering systems totaling approximately 231 miles and operating in Colorado, Dewitt, Lavaca and Wharton Counties, Texas. This region is operated from our Houston Central Processing Plant located approximately 100 miles southwest of Houston. Interconnects at the tailgate of our Houston Central Processing Plant include KMTP, Tennessee Gas Pipeline, Texas Eastern Transmission and Houston Pipe Line Company.

Sheridan System.   The Sheridan System consists of approximately 60 miles of natural gas gathering lines ranging in size from four inches to 10 inches in diameter, and gathers natural gas from 23 active receipt meters and one third-party pipeline interconnect located in Colorado and Lavaca Counties, Texas, representing 15 producers and three shippers. There is no installed compression or dehydration on this system. Natural gas from the Sheridan System is gathered and transported to our Houston Central Processing Plant for treatment of carbon dioxide, processing and ultimate delivery into the interconnects at the tailgate of our processing plant. The Sheridan System also has a pipeline interconnect with the Enterprise Products’ Chesterville System.

Average throughput volume on this system was 26,042 Mcf/d and 18,338 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Sheridan System has an estimated capacity of 45,000 Mcf/d.

Provident City System.   This system consists of approximately 171 miles of natural gas gathering lines ranging in size from three inches to 14 inches in diameter, and gathers natural gas from 74 receipt points and one third-party pipeline interconnect located in Colorado, DeWitt, Lavaca and Wharton Counties, Texas, representing 46 producers and seven shippers. There is no compression or dehydration installed on this system. The Provident City System has a pipeline interconnect with Duke Energy Field Services’ San Jacinto Pipeline System.

Average throughput volume on this system was 66,830 Mcf/d and 56,137 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Provident City System has an estimated capacity of 160,000 Mcf/d.

Upper Gulf Coast Region

Our Upper Gulf Coast Region is composed of three pipeline systems consisting of approximately 230 miles of pipeline used for gathering, transportation and sales of natural gas in Houston, Walker, Grimes, Montgomery and Harris Counties, Texas. This region is managed from our field office in Conroe, Texas.

Sam Houston System.   The Sam Houston System includes approximately 125 miles of natural gas pipeline that gathers natural gas and receives natural gas from other pipelines for ultimate delivery to markets on the system. This gathering and transportation pipeline ranges in size from four inches to 12 inches in diameter. We currently gather natural gas from 18 active receipt meters and five third-party pipeline interconnects, representing 10 producers and three shippers.

The Sam Houston System has interconnects with Houston Pipe Line Company, Lone Star Pipeline Company, KMTP, Vantex Gas Pipeline Company and Texas Eastern Transmission. The Sam Houston System delivers natural gas to multiple CenterPoint Energy city gates in The Woodlands, Conroe and Huntsville, Texas, to Universal Natural Gas, a gas company providing services to residential markets in southern Montgomery County, Texas and to Entergy’s Lewis Creek Generating Plant and several industrial consumers. There is no compression or dehydration installed on this pipeline system.

Average net throughput volume on this system was 35,744 Mcf/d and 33,489 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Sam Houston System has an estimated capacity of approximately 119,000 Mcf/d.

Grimes County System.   The Grimes County System is an approximately 77-mile natural gas gathering system located in Grimes County, Texas, which consists of natural gas pipelines ranging in size from two inches to 12 inches in diameter. We currently gather natural gas from 13 active receipt meters representing six producers, and deliver all of the natural gas to our Sam Houston System. There is 311 horsepower of compression and no active dehydration on this pipeline system.

Average throughput volume on this system was 2,402 Mcf/d and 2,514 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Grimes County System has an estimated capacity of 23,000 Mcf/d.

Lake Creek Pipeline.   The Lake Creek Pipeline is an approximately 28-mile natural gas pipeline system located in Harris and Montgomery Counties, Texas. The Lake Creek Pipeline is comprised of 6-inch and 8-inch diameter natural gas pipelines. This pipeline has three receipt points and a bi-directional receipt and delivery point with Houston Pipe Line Company near the Bammel Storage field in Harris County. The majority of the natural gas transported on this pipeline is delivered to CenterPoint Energy at delivery points serving the western portion of The Woodlands, Texas and the surrounding area. Natural gas is also delivered to Universal Natural Gas.

Average throughput volume on this system was 539 Mcf/d and 4,216 Mcf/d for the years ended December 31, 2005 and 2004, respectively. The Lake Creek Pipeline has an estimated capacity of 20,000 Mcf/d.

Texas Gulf Coast Processing Segment

The Texas Gulf Coast Processing segment includes our Houston Central Processing Plant located near Sheridan, Texas in Colorado County and our Sheridan NGL Pipeline that runs from the tailgate of the processing plant to the Houston area.

Houston Central Processing Plant.   Our Houston Central Processing Plant is the third largest in the state of Texas in terms of throughput capacity and the second largest and the most fuel efficient processing plant in the areas in which we operate. Our Houston Central Processing Plant removes NGLs from the natural gas supplied by the KMTP Laredo-to-Katy pipeline, which it straddles, and the pipelines in our Central Gulf Coast Region gathering systems and, to the extent commercially desirable, fractionates the NGLs into separate marketable products for sale to third parties. The Houston Central Processing Plant was originally constructed in 1965 by Shell and was comprised of a single refrigerated lean oil train and a fractionation facility. The plant was modified by Shell in 1985 with the addition of a second refrigerated lean oil train and in 1986 with the addition of a cryogenic turbo-expander train. This 700 MMcf/d gas processing plant includes 6,689 horsepower of inlet compression, 8,400 horsepower of tailgate compression, a 700 gallon per minute amine treating system for removal of carbon dioxide and low-level hydrogen sulfide, two 250 MMcf/d refrigerated lean oil trains, one 200 MMcf/d cryogenic turbo-expander train, a 25,000 Bbls/d NGL fractionation facility, and 882,000 gallons of storage capacity for propane, butane and natural gasoline mix and stabilized condensate. The plant also has multiple tailgate interconnects for redelivery of natural gas with KMTP, Houston Pipe Line Company, Tennessee Gas Pipeline Company and Texas Eastern Transmission. In addition, at the tailgate of the plant, we operate our Sheridan NGL Pipeline for transporting NGLs and TEPPCO operates an 8-inch diameter crude oil and stabilized condensate pipeline that runs to refineries in the greater Houston area. In addition, we have an interconnect to a 6-inch diameter pipeline for transportation of ethane and propane operated by a subsidiary of Dow Chemical to Dow’s Freeport facility. Our Houston Central Processing Plant and related facilities are located on a 163-acre tract of land, which we lease under three long-term lease agreements.

In 2003, we modified the processing plant to provide natural gas conditioning capability by installing two new 700 horsepower, electric-driven compressors to provide propane refrigeration through the lean oil portion of the plant, which enables us to shut down one of our steam-driven turbines when we are conditioning natural gas. These modifications provide us with the capability to process gas only to the extent required to meet pipeline hydrocarbon dew point specifications. Our ability to condition gas, rather than fully process it, provides us with significant benefits during periods when processing is not economic (when the price of natural gas is high compared to the price of NGLs), including:

•       providing us with the ability to minimize the level of NGLs removed from the natural gas stream during periods when prices are high relative to NGL prices; and

•       allowing us to operate our Houston Central Processing Plant more efficiently at a much reduced fuel consumption rate while still meeting downstream pipeline hydrocarbon dew point specifications.

As a result, during these periods the combination of reduced NGL removal and reduced fuel consumption at our plant allows us to preserve a greater portion of the value of the natural gas.

Our Houston Central Processing Plant has an inlet capacity of approximately 700 MMcf/d and had an average throughput of 530 MMcf/d for the year ended December 31, 2005 compared with an average daily throughput of 529 MMcf/d for the year ended December 31, 2004. The average daily volume of ethane and propane delivered from the plant to the Dow NGL pipeline was 8,697 Bbls/d and 10,667 Bbls/d for the years ended December 31, 2005 and 2004, respectively. The average daily volume of butane and natural gasoline mix delivered to the Sheridan NGL pipeline was 3,552 Bbls/d and 4,322 Bbls/d for the years ended December 31, 2005 and 2004, respectively. The average daily volume of stabilized condensate delivered from the plant to the TEPPCO crude oil pipeline was 808 Bbls/d and 379 Bbls/d for the years ended December 31, 2005 and 2004, respectively.

Sheridan NGL Pipeline.   Our 104-mile, 6-inch diameter Sheridan NGL pipeline originates at the tailgate of our Houston Central Processing Plant and currently delivers NGLs into the Enterprise Products Partners’ Seminole Pipeline for ultimate redelivery for further transportation and fractionation.

Average throughput volume on this system was 3,552 Bbls/d and 4,322 Bbls/d for the years ended December 31, 2005 and 2004, respectively. The line has a current capacity of 20,840 Bbls/d of NGLs, which we believe could be increased with the installation of additional pump facilities.

Competition in Our Texas Gulf Coast Operating Region

The natural gas gathering, transmission, treating, processing and marketing industries are highly competitive. We face strong competition in acquiring new natural gas supplies. Many of our competitors in the Texas Gulf Coast region have capital resources and control supplies of natural gas greater than ours. Our competitors include major interstate and intrastate pipelines, and other natural gas gatherers that gather, process and market natural gas. Our major competitors for natural gas supplies and markets in our four Texas operating regions include Enterprise Products Partners, L.P., Lobo Pipeline Company (an affiliate of ConocoPhillips), KMTP, Duke Energy Field Services, Crosstex Energy, and Houston Pipe Line Company. Our primary competitors for our Texas Gulf Coast Processing segment are Enterprise, ExxonMobil and Duke Energy Field Services. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer, the location of the gatherer’s pipeline facilities and the ability of the gatherer to offer a full range of services, including processing, conditioning and treating services. We provide comprehensive services to natural gas producers, including natural gas gathering, transportation, compression, dehydration, treating, conditioning and processing. We believe our ability to furnish these services gives us an advantage in competing for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attach producers that require these services more quickly and at a lower initial capital cost due in part to the elimination of some field equipment and greater economies of scale at our Houston Central Processing Plant. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that we offer treating, conditioning and other processing services on competitive terms. In addition, with respect to natural gas customers attached to our pipeline systems, we are able to vary quantities of natural gas delivered to customers in response to market demands.

The primary difference between us and some of our competitors is that we provide an integrated and responsive package of midstream services, while some of our competitors provide only certain services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that we offer producers, allows us to compete more effectively for new natural gas supplies.

Texas Gulf Coast Natural Gas Supply

Our Texas assets are located in areas that have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We generally do not obtain independent evaluations of reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have estimates of total reserves dedicated to our Texas systems or the anticipated life of such producing reserves.

During the year ended December 31, 2005, our top producers by volume of natural gas were Dominion OK TX Exploration, Mesteña Operating, Noble Energy, Westport Oil and Gas Company (a subsidiary of Kerr-McGee), Edge Petroleum and El Paso Production Company, which collectively accounted for approximately 46% of the natural gas delivered to our Texas Gulf Coast natural gas gathering and intrastate pipeline systems during that period.

We contract for supplies of natural gas from producers primarily under two types of arrangements, natural gas purchase contracts and fee-for-service contracts. The primary term of each contract varies significantly, ranging from one month to the life of the dedicated production. The specific terms of each natural gas supply contract are based upon a variety of factors including gas quality, pressure of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements. For a detailed discussion of our contracts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Our Contracts—Texas Gulf Coast Pipelines Contracts.”

We continually seek new supplies of natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining natural gas that was previously transported on other gathering systems.

Kinder Morgan Texas Pipeline

KMTP is an intrastate natural gas pipeline system that is principally located in the Texas Gulf Coast region. KMTP transports natural gas from producing fields in South Texas, the Texas Gulf Coast and the Gulf of Mexico to markets in southeastern Texas. KMTP acts as a seller of natural gas as well as a transporter. We utilize KMTP as a transporter because our Houston Central Processing Plant straddles its 30-inch diameter KMTP Laredo-to-Katy pipeline. By using KMTP as a transporter, we can transport natural gas from many of our pipeline systems to our processing plant and downstream markets. Under our contractual arrangement related to KMTP Gas, we receive natural gas at our plant, process or condition the natural gas and sell the NGLs to third parties at market prices. We refer to the natural gas delivered into the KMTP Laredo-to-Katy pipeline from sources other than our gathering systems as “KMTP Gas.”  Because the extraction of NGLs from the natural gas stream during processing or conditioning reduces the Btus of the natural gas, our arrangement with KMTP requires us to purchase natural gas at market prices to replace the loss in Btus. Pursuant to an amendment to this contract with KMTP, effective January 1, 2004, we pay a fee to KMTP based on the NGL content of the KMTP Gas only during periods of favorable processing margins. In addition, the amendment provides that during periods of unfavorable processing margins, KMTP pays us a fixed fee plus an additional payment based on the index price of natural gas. Our contract arrangement relating to KMTP Gas expires on August 31, 2006, with automatic annual renewals thereafter unless canceled by either party upon 180 days’ prior notice. We are currently in the process of discussing mutually beneficial revisions and an extension to our contract with KMTP.

For the year ended December 31, 2005, approximately 83% of the natural gas volumes processed or conditioned at our Houston Central Processing Plant was delivered to the plant through the KMTP Laredo-to-Katy pipeline while the remaining 17% was delivered directly into the plant from our gathering systems. Of the natural gas delivered into the plant from the KMTP Laredo-to-Katy pipeline, approximately 27% was delivered from gathering systems controlled by us and 73% was delivered into KMTP’s pipeline from other sources. Of the total volume of NGLs extracted at the plant during this period, 39% was attributable to KMTP Gas, while 61% was attributable to gas from gathering systems controlled by us, including our gathering systems connected directly to the plant.

Mid-Continent Operations Segment

On August 1, 2005, we completed the ScissorTail Acquisition. We refer to the business and properties of ScissorTail as our Mid-Continent Operations segment.

The following map represents our Mid-Continent Operations segment:

OKLAHOMA
OSAGE SYSTEM
Tulsa
MILFAY SYSTEM
GLENPOOL SYSTEM
Oklahoma City
STROUD SYSTEM
CYCLONE SYSTEM
TWIN RIVERS SYSTEM
PINE MOUNTAIN SYSTEM
BLUE MOUNTAIN SYSTEM
OKLAHOMA
PROCESSING PLANT
COMPRESSOR STATION

We have set forth in the table below summary information describing our Mid-Continent Operations gathering systems and processing assets:

				Average	Year Ended December 31, 2005
Asset	Initial Acquisition Date(1)	Length (miles)	Existing Throughput Capacity (Mcf/d)(2)	Throughput Volumes at Time of Acquisition (Mcf/d)(3)	Average Throughput Volumes (Mcf/d)	Utilization of Capacity
Gathering Pipelines
Stroud System	July 2000	709	102,000	42,485	64,710	63%
Osage System	June 2003	549	17,000	11,826	14,800	87%
Milfay System	June 2003	369	15,000	9,460	12,112	81%
Glenpool System	June 2003	1,014	23,500	10,538	9,671	41%
Twin Rivers System	June 2003	526	16,000	12,555	11,107	69%
Mountain System(4)	June 2003	164	45,000	22,652	19,611	44%
Total		3,331	218,500	109,516	132,011

				Average	Year Ended December 31, 2005
Asset	Initial Acquisition Date(1)		Existing Throughput Capacity (Mcf/d)(2)	Inlet Volumes at Time of Acquisition (Mcf/d)(3)	Average Inlet Volumes (Mcf/d)	Utilization of Capacity
Processing Plants
Paden	June 2001	(5)	60,000	—	35,009	58%
Milfay	June 2003		15,000	8,661	10,891	73%
Glenpool	June 2003		25,000	9,941	9,083	36%
Total			100,000	18,602	54,983

(1)          The initial acquisition date is the date that ScissorTail first commenced operations with respect to any system or facility.

(2)          Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity and/or other facility upgrades including, for example, larger dehydration capacity.

(3)          Reflects average throughput for the first month in which ScissorTail operated the assets.

(4)          The Mountain System consists of three systems: Blue Mountain, Cyclone Mountain and Pine Mountain.

(5)          Reflects date of construction or acquisition by ScissorTail.

Our Mid-Continent Operations pipeline gathering systems include: Stroud, Osage, Milfay, Glenpool, Twin Rivers, Blue Mountain, Cyclone Mountain and Pine Mountain. The Paden Plant, Glenpool Plant and Milfay Plant are integrated within the Stroud System, Glenpool System and Milfay System, respectively.

Stroud System

The Stroud gathering system is comprised of approximately 709 miles of pipeline ranging from two inches to 12 inches in diameter. The Stroud system is located in Payne, Lincoln, Oklahoma, Pottawatomie, Seminole, and Okfuskee counties, Oklahoma. Average throughput for the period from August 1, 2005 through December 31, 2005 was 64,710 Mcf/d. Approximately 26,638 Mcf/d of these volumes was delivered to Enogex’s Harrah Plant and the remainder, approximately 38,072 Mcf/d, was delivered to our Paden

Plant. As of December 31, 2005, there were approximately 440 active receipt meters connected to the Stroud gathering system.

The natural gas supplied to the Stroud system is generally under acreage dedication and long-term agreements with remaining terms ranging from two to fifteen years. New Dominion, the largest producer for our Mid-Continent Operations segment, recently executed a 10-year extension of its dedication to us. Under this agreement, existing and future developments on 1.1 million acres in the Stroud system are dedicated to us to the year 2020. We also have dedications from two additional producers covering production from an aggregate of over 250,000 acres pursuant to contracts ending between 2009 and 2011.

For the period from August 1, 2005 through December 31, 2005, approximately 59% of the net average throughput volumes from the Stroud System were processed at our Paden Plant. The Paden Plant is a turbo-expander cryogenic facility with current natural gas throughput capacity of approximately 60,000 Mcf/d. Placed into service in June 2001, the plant has the ability to reduce the ethane extracted from natural gas processed, or “reject ethane”. The ability to either retain ethane or reject it provides us with an advantage as ethane may be more valuable in liquid form (after extraction from natural gas) or retained within the gas stream, depending on market prices. During the period from August 1, 2005 through December 31, 2005, average inlet volumes were 35,009 Mcf/d and approximately 4,089 Bbls/d of raw mix NGLs were produced, together with approximately 30,104 MMBtu/d of residue gas and 518 Bbls/d of condensate. Field compression provides the necessary pressure at the inlet, so inlet compression is not required. The Paden Plant has an amine sweetening process unit for removal of hydrogen sulfide and carbon dioxide but this unit has not been utilized to date due to current upstream treatment by producers. The plant also has inlet condensate facilities including vapor recovery and a condensate stabilizer. The residue natural gas from the Paden Plant is delivered into Enogex’s natural gas transmission system for redelivery to NGPL-Texok and CenterPoint-East Zone and the NGLs are delivered to Oneok Hydrocarbon, L.P. Due to increasing production volumes around the Paden Plant, the plant is expected to be operating at near full capacity by the end of 2006. The remaining throughput volumes from the Stroud System are processed at Enogex’s Harrah Plant under an agreement with Enogex. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the Enogex Harrah Plant were 16,009 Mcf/d and approximately 2,148 Bbls/d of raw mix NGLs were produced, together with approximately 12,192 MMBtu/d of residue gas and 401 Bbls/d of condensate.

Osage System

The Osage gathering system is comprised of approximately 549 miles of pipeline ranging from two inches to eight inches in diameter. The Osage System is located in Osage, Pawnee, Payne, Washington and Tulsa counties, Oklahoma. Average throughput for the period from August 1, 2005 through December 31, 2005 was 14,800 Mcf/d. As of December 31, 2005, there were approximately 166 active receipt meters connected to the Osage gathering system. Given the lean nature of the wellhead production, the majority of the natural gas gathered on the Osage System is not processed. Downstream pipeline interconnects include Enogex, Oneok Gas Transmission and Keystone Gas. Gas that is delivered to Keystone Gas is processed by Duke Energy Field Services at their Kingfisher Plant and we receive a share of natural gas liquids and residue gas. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the Duke Kingfisher Plant were 751 Mcf/d and approximately 81 Bbls/d of raw mix NGLs were produced, together with approximately 505 MMBtu/d of residue gas and 4 Bbls/d of condensate.

The primary producing areas that supply the Osage System are located in the southern part of the system. The area served by the Osage System is mature and current drilling activity is focused on the development of coalbed methane gas produced in the Rowe formation.

Milfay System

The Milfay gathering system is comprised of approximately 369 miles of pipeline ranging from two inches to eight inches in diameter. The Milfay System is located in Tulsa, Creek, Payne, Lincoln, and Okfuskee counties, Oklahoma. Average throughput for the period from August 1, 2005 through December 31, 2005 was 12,112 Mcf/d. As of December 31, 2005, there were approximately 246 active receipt meters connected to the Milfay gathering system.

We believe that there will be continued volume growth in the Milfay system as a result of continued development of the Bartlesville, Hunton and Dutcher formations. This growth is consistent with significant volume increases from 2004 to 2005 due to wells drilled and successfully completed in the Bartlesville formation.

Substantially all of the gas from the Milfay gathering system is delivered to the Milfay processing plant, which consists of a propane refrigeration facility with natural gas throughput capacity of approximately 15,000 Mcf/d. Average inlet volumes for the period from August 1, 2005 through December 31, 2005 were 10,891 Mcf/d and approximately 829 Bbls/d of raw mix NGL was produced, along with about 9,321 MMBtu/d of residue gas. Residue natural gas is delivered into the Oneok Gas Transmission system and the NGLs are delivered to Oneok Hydrocarbon, L.P.

Glenpool System

The Glenpool gathering system is comprised of approximately 1,014 miles of pipeline ranging from two inches to 10 inches in diameter. The Glenpool System is located in Tulsa, Wagoner, Muskogee, McIntosh, Okfuskee, Okmulgee and Creek counties, Oklahoma. Average throughput for the period from August 1, 2005 through December 31, 2005 was 9,671 Mcf/d. As of December 31, 2005, there were approximately 408 active receipt meters connected to the Glenpool System.

Substantially all of the gas from the Glenpool gathering system is delivered to the Glenpool processing plant, which consists of a cryogenic facility with natural gas throughput capacity of approximately 25,000 Mcf/d. Average inlet volumes for the period from August 1, 2005 through December 31, 2005 were 9,083 Mcf/d and approximately 582 Bbls/d of raw mix NGLs were produced, along with about 8,536 MMBtu/d of residue natural gas. Residue natural gas is delivered into either OGT or the American Electric Power Riverside Power Plant and the NGLs are delivered to Oneok Hydrocarbon, L.P.

Twin Rivers System

The Twin Rivers gathering system is comprised of approximately 526 miles of pipeline ranging from two inches to 12 inches in diameter. The Twin Rivers System is located in Okfuskee, Seminole, Hughes, Pontotoc and Coal counties, Oklahoma. Average throughput for the period from August 1, 2005 through December 31, 2005 was 11,107 Mcf/d. As of December 31, 2005, there were approximately 317 active receipt meters connected to the system and substantially all of the system’s volumes are delivered to Enogex’s Wetumka Processing Plant. The residue natural gas is delivered into Enogex’s natural gas transmission system for redelivery to CenterPoint-East Zone and the NGLs are sold to Enogex. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the Enogex Wetumka Plant were 8,103 Mcf/d and approximately 753 Bbls/d of raw mix NGLs were produced, together with approximately 6,898 MMBtu/d of residue gas and 18 Bbls/d of condensate.

Mountain Systems

Our three Mountain Systems are located in the Arkoma Basin and include Blue Mountain, Cyclone Mountain and Pine Mountain systems. These systems comprise a total of approximately 164 miles of pipeline ranging from two inches to 20 inches in diameter. These systems are located in Atoka, Pittsburg and Latimer counties, Oklahoma. Average throughput for the period from August 1, 2005 through

December 31, 2005 was 19,611 Mcf/d. As of December 31, 2005, there were approximately 137 active receipt meters connected to the Mountain gathering systems. Due to the lean nature of the wellhead production, natural gas gathered on our Mountain Systems does not require processing. Downstream pipeline interconnects include Blue Mountain, CenterPoint—East Zone, Cyclone Mountain—Enogex, NGPL-Texok, CenterPoint—East Zone and Pine Mountain—CenterPoint—East Zone.

Southern Dome, LLC

As part of the ScissorTail Acquisition, we acquired a majority interest in Southern Dome, LLC, or Southern Dome, formed for the purpose of providing gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County and became its operator. Southern Dome is constructing a processing plant and residue pipelines to support anticipated future production in the Southern Dome area. Southern Dome has signed a 20-year gas purchase and processing agreement with the leading producer for our Mid-Continent Operations, New Dominion. Southern Dome has secured a 40-acre site for the plant, and is in the process of obtaining right-of-way permits. Construction of the plant, building, residue pipelines and compression are in progress. Our expected share of the construction cost of the project is anticipated to be $18.0 million. The processing plant and pipelines are expected to begin service during April 2006. In addition, Southern Dome will operate New Dominion’s gathering lines which are inlet to the plant for a fee.

We are required to make 100% of the capital contributions required by Southern Dome until such time as our capital account balance equals 73% of the aggregate capital account balances of us and the other members. The maximum amount of capital contributions that we are obligated to make to Southern Dome is $18.3 million. Additionally, prior to achievement of “payout,” we are entitled to receive 69.5% of member distributions and after achievement of “payout,” to 50.1% of member distributions. Payout is achieved once we have received distributions equal to its capital contributions plus a stated rate of return. We are the managing member of Southern Dome.

Mid-Continent Operations Natural Gas Supply

We have pipelines and related assets in 21 counties in Oklahoma that have experienced increased levels of drilling activity from 2003 to 2005, which has led to increased volumes of natural gas through our Mid-Continent Operations pipeline systems. Based on discussions between us and producers in this area about their production plans, we expect to increase the volumes connected to these systems, providing us with opportunities to access newly developed natural gas supplies. We have not historically obtained independent evaluations of reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have precise estimates of total reserves dedicated to our Mid-Continent systems or the anticipated life of such producing reserves.

During the period from August 1, 2005 through December 31, 2005, our Mid-Continent Operations’ top producers by volume of natural gas were New Dominion, Altex Resources, Amvest, Chesapeake, and Special Energy, which collectively accounted for approximately 56% of the natural gas delivered to our Mid-Continent Operations natural gas gathering and intrastate pipeline systems.

Our Mid-Continent Operations segment had 1,658 active receipt meters as of December 31, 2004 and added 56 receipt meters through December 31, 2005, more than offsetting the natural production decline of existing wells currently connected to its systems. Average wellhead production increased from 112,372 Mcf/d in 2004 compared with 132,011 Mcf/d in 2005, an increase of approximately 18%. The greatest growth came from the Paden Plant area of the Stroud system, where, on average, production increased from 28,376 Mcf/d for 2004 as compared with 38,072 Mcf/d for 2005. The Stroud system is a current primary focus for expansion. The Hunton formation underlies virtually the entire Stroud system and is the primary reservoir being exploited across that system. Producers are utilizing horizontal well bores and dewatering techniques to economically access the gas entrained in the dolomite/limestone reservoir. As these drilling techniques applied to this formation have improved, the pace of drilling has increased significantly, with 52 wells drilled in the Stroud system in 2004 and 50 wells drilled during the year ended December 31, 2005.

We continually seek new supplies of natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining natural gas supplies that were previously transported on other third party gathering systems. Our leading producer by volume has dedicated all of its existing and future production from property it leases within a 1.1 million acre area to us pursuant to a contract that extends until 2020. We also have dedications from two additional producers covering existing and future production from a property leased by the producers within an aggregate of over 250,000 acres pursuant to contracts ending between 2009 and 2011.

Competition in Our Mid-Continent Operating Region

Competition for natural gas supplies in our Mid-Continent Operations’ region is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer, the location of the gatherer’s pipeline facilities and the ability of the gatherer to offer a full range of services, including natural gas gathering, transportation, compression, dehydration and processing.

We believe the primary difference between us and some of our competitors is that we provide an integrated and responsive package of midstream services, while some of our competitors provide only certain services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that we offer producers, allows us to compete more effectively for new natural gas supplies in our regions of operations.

Prior to the ScissorTail Acquisition, it also made a significant investment in installing additional compression units, with many being new limited emissions multi-stage compressors. These compressors allow for quicker permitting and installation and also help us more efficiently provide the necessary pressure (at the inlet), providing us with an advantage over competitors without these capabilities. Additionally, substantially all of our systems offer low-pressure gathering service. The low pressure design of our systems allows for future system expansion as new wells are drilled and/or existing wells are re-completed.

Our major competitors for natural gas supplies and markets in our Mid-Continent Operations’ region include CenterPoint, Duke Energy Field Services, Enogex and Enerfin.

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

•       Compression.   Lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to the gathering system and continue to produce for longer periods of time. As the well pressure declines, it becomes increasingly difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure. Compression allows gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering natural gas that otherwise would not be produced.

•       Natural gas dehydration.   Produced natural gas is saturated with water, which must be removed because the combination of natural gas and water can form ice that can plug many different parts of the pipeline gathering and transportation system and processing plants. Water in a natural gas stream can also cause corrosion when combined with carbon dioxide or hydrogen sulfide in natural gas and condensed water in the pipeline can raise inlet pipeline pressure and cause a greater pressure drop downstream. To avoid these potential issues and to meet downstream pipeline and end-user gas quality standards, natural gas is dehydrated to remove the saturated water.

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

•       Amine treating.   The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with the natural gas. Amine has a chemical affinity for hydrogen sulfide and carbon dioxide that allows it to absorb the impurities from the gas. After mixing, gas and amine are separated and the impurities are removed from the amine by heating. The treating plants are sized by the amine circulation capacity in terms of gallons per minute.

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

Risk Management

We are exposed to market risks, including changes in commodity prices and interest rates. We use financial instruments such as puts, swaps, and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives, and similar requirements. Our Risk Management Policy prohibits the use of derivative instruments for speculative purposes. For a more detailed discussion of our risk management activities, please read Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.   We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission, or FERC, does not directly regulate any of our operations. However, FERC’s regulation influences certain aspects of our business and the market for our products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

•       the certification and construction of new facilities;

•       the extension or abandonment of services and facilities;

•       the maintenance of accounts and records;

•       the acquisition and disposition of facilities;

•       the initiation and discontinuation of services; and

•       various other matters.

In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation. As a result, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.

Intrastate Pipeline Regulation.   Our intrastate natural gas pipeline operations generally are not subject to rate regulation by the FERC, but they are subject to regulation by the State of Texas. Likewise, the intrastate natural gas pipeline facilities acquired in the ScissorTail Acquisition are subject to regulation by the State of Oklahoma. However, to the extent that our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to the FERC jurisdiction under Section 311 of the Natural Gas Policy Act, which regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline.

Some of our operations in Texas are subject to the Texas Gas Utility Regulatory Act, as implemented by the Railroad Commission of Texas, or the TRRC. Generally the TRRC is vested with authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates.

Some of the operations acquired under the ScissorTail Acquisition are subject to the Oklahoma Corporate Commission, or the OCC regulation as public utilities. Generally, the OCC is vested with authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. The rates charged by these assets in Oklahoma are deemed just and reasonable under Oklahoma law unless challenged in a complaint. We cannot predict whether such complaint will be filed against us or whether the OCC will change its regulation of these rates.

Gathering Pipeline Regulation.   Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of intrastate natural gas pipelines in Texas that we believe would meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. We also believe that the pipeline facilities acquired in the ScissorTail Acquisition meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.

We are currently subject to state ratable take and common purchaser statutes in Texas, and are also subject to state ratable take and common purchaser statutes in Oklahoma as a result of the ScissorTail Acquisition. The ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

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

Sales of Natural Gas.   The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

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

•       limiting or prohibiting construction and operating activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•       requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operators; and

•       enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. We cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

The following is a discussion of certain environmental, health and safety laws and regulations that relate to our operations.

Hazardous Waste.   Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

Site Remediation.   The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.”  CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several, strict liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In fact, there is evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

Air Emissions.   Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Water Discharges.   Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited unless authorized by a permit or other agency approval. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from our pipelines or facilities could result in administrative, civil and criminal penalties as well as significant remedial obligations.

Pipeline Safety.   Our pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas (LNG) and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with existing NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs.

The DOT, through the Office of Pipeline Safety, recently finalized a series of rules intended to require pipeline operators to develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. Similar rules are already in place for operators of hazardous liquid pipelines. The Texas Railroad Commission, or TRRC and the Oklahoma Corporation Commission or OCC, have adopted similar regulations applicable to intrastate gathering and transmission lines. Compliance with these existing rules has not had a material adverse effect on our operations but there is no assurance that this trend will continue in the future.

Employee Health and Safety.   We are subject to the requirements of the Occupational Safety and Health Act, as amended, referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Office Facilities

We occupy approximately 15,500 square feet of space at our executive offices in Houston, Texas under a lease expiring on May 12, 2012 and are in the process of adding an additional 15,500 square feet of office space under this lease. At the expiration of the primary term, we have an option to renew this lease for an additional five years at the then prevailing market rates. We also occupy approximately 10,000 square feet of office space in Tulsa, Oklahoma which serves as the executive offices for our ScissorTail subsidiary. The Tulsa lease is for a five-year term and provides us with a five-year renewal option at then prevailing market rates. We additionally lease certain of our field office facilities and certain of our owned office facilities are located on land leased by us or on land subject to a permanent easement. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of December 31, 2005, we, through our subsidiaries, CPNO Services, L.P. and ScissorTail, had 188 full-time employees and 4 part-time employees and Copano/Operations, Inc. (“Copano Operations”) employed 13 full-time employees and one part-time employee on our behalf. None of our employees are covered by collective bargaining agreements. We consider our relations with these employees, with Copano Operations and with those Copano Operations’ employees providing services to us to be good. In exchange for providing general and administrative services to us, including employing certain personnel on our behalf, we are required to reimburse Copano Operations for its costs and expenses. To the extent these employees provide services on our behalf, we refer to them as our employees. A brief description of our general and administrative services agreement will be contained in our proxy statement, certain parts of which are incorporated by reference into Part III of this Annual Report.

Available Information

We file annual, quarterly and other reports and other information with the Securities and Exchange Commission, (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We also make available free of charge on or through our Internet website (http://www.copanoenergy.com) or through our Investor Relations group (713-621-9545) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.                Risk Factors

You should consider carefully the risks and uncertainties described below and other information in this Annual Report, including the financial statements and related notes. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business. If any of the following risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Risks Related to Our Business

If the ScissorTail Acquisition or future acquisitions do not perform as expected, our future financial performance may be negatively impacted.

The ScissorTail Acquisition more than doubled the size of our company and significantly diversified the geographic areas in which we operate. We cannot assure you that we will achieve the desired profitability from ScissorTail or any other acquisitions we may complete in the future. In addition, failure to successfully assimilate future acquisitions could adversely affect our financial condition and results of operations.

Our acquisitions involve numerous risks, including:

•       operating a significantly larger combined organization and adding operations;

•       difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

•       the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•       the loss of significant producers or markets or key employees from the acquired businesses;

•       the diversion of management’s attention from other business concerns;

•       the failure to realize expected profitability or growth;

•       the failure to realize any expected synergies and cost savings;

•       coordinating geographically disparate organizations, systems and facilities; and

•       coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our acquisition of ScissorTail could expose us to potential significant liabilities.

In connection with the ScissorTail Acquisition, we purchased all of the limited liability company interests of ScissorTail rather than just its assets. As a result, we purchased the liabilities of ScissorTail, including unknown and contingent liabilities. We performed due diligence in connection with the ScissorTail Acquisition and attempted to verify the representations of ScissorTail management, but there may be pending, threatened, contemplated or contingent claims against ScissorTail related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the former owners of ScissorTail have agreed to indemnify us on a limited basis against some of these liabilities, there is a risk that we could ultimately be liable for some or all of these indemnified liabilities, which could materially adversely affect our operations and cash available for distribution to unitholders.

Our substantial debt could limit our operating flexibility and impair our ability to fulfill our debt obligations.

We have substantial indebtedness. As of December 31, 2005, we had total indebtedness of $398.0 million and availability under our senior secured revolving credit facility of approximately $122.0 million.

Subject to the restrictions governing our indebtedness and other financial obligations and the Indenture, we may incur significant additional indebtedness and other financial obligations. Our substantial indebtedness and other financial obligations could have important consequences. For example, it could:

•       impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general company purposes or other purposes;

•       result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•       have a material adverse effect on us if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•       require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general company requirements;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•       place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain such financing or equity capital or sell assets on satisfactory terms, if at all.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility.

Our senior secured credit facility and other future indebtedness as well as the Indenture governing the Senior Notes contain various covenants that limit our ability and the ability of our specified subsidiaries to, among other things:

•       sell assets;

•       pay distributions on, redeem or repurchase our equity interests or redeem or repurchase our subordinated debt, if any;

•       make investments;

•       incur or guarantee additional indebtedness or issue preferred units;

•       create or incur certain liens;

•       enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•       consolidate, merge or transfer all or substantially all of our assets;

•       engage in transactions with affiliates;

•       create unrestricted subsidiaries; and

•       enter into sale and leaseback transactions.

Additionally, our senior secured revolving credit facility contains covenants that require us to maintain specified financial ratios and satisfy other financial conditions. These restrictive covenants in our senior secured revolving credit facility and in the Indenture could limit our ability and the ability of our subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. We may be unable to comply with these covenants. Any future breach of any of these covenants could result in a default under the terms of our senior secured revolving credit facility or the Indenture, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against any collateral.

Our success will depend on our ability to continually obtain new sources of natural gas supply, and any decrease in supplies of natural gas could adversely affect our revenues and operating income.

Our gathering and transmission pipeline systems are connected to natural gas reserves and wells, for which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our pipeline systems and our processing plants, we must continually obtain new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new supplies of natural gas and attract new customers to our gathering and transmission lines include: (1) the level of successful drilling activity near our gathering systems and (2) our ability to compete for the commitment of such additional volumes to our systems.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We will have no control over the level of drilling activity in the areas of our operations, the amount of reserves underlying the wells or the rate at which production from a well will decline. In addition, we will have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital.

We will face strong competition in acquiring new natural gas supplies. Competitors of our pipeline operations include major interstate and intrastate pipelines, and other natural gas gatherers. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Our major competitors for natural gas supplies and markets in our Texas Gulf Coast Pipelines segment include Enterprise Products Partners L.P., Lobo Pipeline Company (an affiliate of ConocoPhillips), KMTP, Duke Energy Field Services, Crosstex Energy, L.P., and Houston Pipe Line Company, an affiliate of Energy Transfer Partners, L.P. Our Texas Gulf Coast Processing segment’s primary competitors are Enterprise, ExxonMobil and Duke Energy Field Services. The primary competitors for our Mid-Continent Operations business include CenterPoint, Duke Energy Field Services, Enogex Inc., an affiliate of OGE Energy Corp., and Enerfin Resources Company. Many of our competitors have greater financial resources than we have.

If we are unable to maintain or increase the throughput on our pipeline systems because of decreased drilling activity in the areas in which we operate, decreased production from the wells connected to our systems or an inability to connect new supplies of gas and attract new customers to our gathering and transmission lines, then our business and financial results or our ability to achieve our growth strategy could be materially adversely affected. Please read “Business—Mid-Continent Operations Natural Gas Supply” and “Business—Texas Gulf Coast Natural Gas Supply” elsewhere in this Annual Report for more information on our access to natural gas suppliers.

If KMTP’s Laredo-to-Katy pipeline becomes unavailable to transport natural gas to or from our Houston Central Processing Plant for any reason, then our cash flow and revenue could be adversely affected.

Our ability to contract for natural gas supplies in the Texas Gulf Coast region will often depend on our ability to deliver gas to our Houston Central Processing Plant and downstream markets. If we are unable to deliver natural gas to this processing plant or to downstream markets, then our ability to contract for natural gas supplies could be hindered, and our cash flow and revenue would likely be adversely affected. For the year ended December 31, 2005, approximately 51% of the total natural gas delivered by our pipelines was delivered to KMTP. We deliver this natural gas to KMTP in order to transport it to our Houston Central Processing Plant, which straddles KMTP’s Laredo-to-Katy pipeline. Depending on the supply of residue gas at our processing plant and natural gas market conditions, we may sell natural gas to KMTP or to other shippers that transport natural gas through KMTP’s Laredo-to-Katy pipeline.

Additionally, we may use KMTP’s Laredo-to-Katy pipeline to transport natural gas to our pipelines located in the Upper Gulf Coast Region of our Texas Gulf Coast Pipelines segment and to downstream markets.

If KMTP’s pipeline were to become unavailable for any reason, the volumes transported to our Houston Central Processing Plant would be reduced substantially, and our cash flows and revenues from our processing business could be adversely affected. In addition, many producers that use our Texas Gulf Coast gathering systems have natural gas containing NGLs that must be conditioned or processed in order to meet downstream market quality specifications. If we were unable to ship such natural gas to our Houston Central Processing Plant for processing or conditioning, and, if required, treating, we would need to arrange for transportation through other pipelines that could provide these services. Alternatively, we might be required to lease smaller conditioning, and possibly treating, facilities in order to deliver to other pipelines having restrictive natural gas quality specifications.

We generally do not obtain independent evaluations of natural gas reserves dedicated to our pipeline systems; therefore, volumes of natural gas transported on our pipeline systems in the future could be less than we anticipate, which may cause our revenues and operating income to be less than we expect.

We generally do not obtain independent evaluations of natural gas reserves connected to our pipeline systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our pipeline systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas transported on our pipelines in the future could be less than we anticipate. A decline in the volumes of natural gas transported on our pipeline systems may cause our revenues to be less than we expect.

We are exposed to the credit risk of our customers and counterparties, and a general increase in the nonpayment and nonperformance by our customers could have an adverse impact on our financial condition and results of operations.

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any increase in the nonpayment and nonperformance by our customers could have an adverse impact on our operating results and could adversely impact our liquidity.

Our profitability depends upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

Our profitability is affected by prevailing NGL and natural gas prices and we are subject to significant risks due to fluctuations in commodity prices. These risks are based primarily upon two components of our business: (1) processing or conditioning at our processing plants, and (2) purchasing and selling volumes of natural gas at index-related prices.

The profitability of our Texas Gulf Coast Processing segment is affected by the relationship between natural gas prices and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for us to process the natural gas than to condition it. When natural gas prices are high relative to NGL prices, we have the flexibility to condition natural gas at the Houston Central Processing Plant rather than fully process it, but the resulting margins are less. Accordingly, if natural gas prices remain high relative to NGL prices for extended periods of time, then our results of operations could be adversely impacted.

The margins we realize from purchasing and selling a portion of the natural gas that we will deliver through our Texas Gulf Coast Pipeline systems decrease in periods of low natural gas prices because such gross margins are based primarily on a percentage of the index price. For the year ended December 31, 2005, approximately 96% of our natural gas purchased by our Texas Gulf Coast Pipelines segment was purchased with a percentage of relevant index pricing component. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations from our Texas Gulf Coast Pipelines business.

The profitability of our Mid-Continent Operations segment is affected primarily by the level of NGL and natural gas prices. Because we generally receive a percentage of the sales proceeds of any NGLs extracted from the natural gas we gather in our Mid-Continent Operations segment as well as a percentage of the sales proceeds of the residue gas remaining after the NGL extraction, our Mid-Continent Operations segment operations’ profitability increases with higher commodity prices and decreases with a fall in commodity prices.

In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the years ended December 31, 2004 and 2005, the Houston Ship Channel, or HSC, natural gas index price ranged from a high of $7.32 per MMBtu to a low of $4.88 per MMBtu and from a high of $10.92 per MMBtu to a low of $5.74 per MMBtu, respectively. A composite of the Oil Price Information Service, or OPIS, Mt. Belvieu monthly average NGL price based upon our average NGL composition during the years ended December 31, 2004 and 2005 ranged from a high of approximately $0.855 per gallon to a low of approximately $0.569 per gallon and from a high of approximately $1.116 per gallon to a low of approximately $0.729 per gallon, respectively.

We will seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations. However, we may not be successful in balancing our natural gas purchases and sales. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could take more or less than contracted volumes. Any of these actions could cause an imbalance in our natural gas purchases and sales. If our purchases and sales of natural gas are not balanced, we will face increased exposure to commodity price risks, which could increase the volatility of our operating income.

The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•       the impact of weather on the demand for oil and natural gas;

•       the level of domestic oil and natural gas production;

•       the availability of imported oil and natural gas;

•       actions taken by foreign oil and gas producing nations;

•       the availability of local, intrastate and interstate transportation systems;

•       the availability and marketing of competitive fuels;

•       the impact of energy conservation efforts; and

•       the extent of governmental regulation and taxation.

A change in the characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Most of our Texas pipelines are gathering systems that have been deemed non-utilities by the Railroad Commission of Texas, or TRRC. Through the ScissorTail Acquisition, we acquired gathering systems in Oklahoma that are not subject to utility regulation by the Oklahoma Corporation Commission, or OCC. Under Texas law, non-utilities in Texas are not subject to general rate regulation by the TRRC. Under Oklahoma law, non-utilities in Oklahoma (such as ScissorTail’s gathering systems) are not subject to general rate regulation by the OCC. Should the status of these non-utility assets change, they would become subject to general rate regulation by the TRRC or OCC, which could adversely affect the rates that we are allowed to charge our customers. Some of our intrastate natural gas transmission pipelines are subject to regulation as a common purchaser and as a gas utility by the TRRC. The TRRC’s jurisdiction over these pipelines extends to both rates and pipeline safety. The rates we charge for transportation services in Texas are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, our business could be adversely affected.

As a natural gas gatherer and intrastate pipeline company, we are exempt from Federal Energy Regulatory Commission, or FERC, regulation under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects our business and the market for our products. FERC’s policies and practices across the range of its natural gas pipeline regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the rates, terms and conditions of some of the transportation services we provide on our pipelines are subject to FERC regulation under Section 311 of the Natural Gas Policy Act.

Other state and local regulations also affect our business. Our gathering lines in Texas are subject to ratable take and common purchaser statutes. The gathering facilities we acquired in the ScissorTail Acquisition are likewise subject to ratable take and common purchaser statutes in Oklahoma. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. Texas and Oklahoma have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. Please read “Business—Regulation.”

Compliance with pipeline integrity regulations issued by the TRRC and OCC could result in substantial expenditures for testing, repairs and replacement.

The TRRC and OCC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing and repairs under the TRRC regulations was $0.8 million for year ended December 31, 2005. No costs were incurred relating to the pipeline integrity testing requirements of the OCC for the year ended December 31, 2005. If our pipelines fail to meet the safety standards mandated by the TRRC or OCC regulations, then we may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

Because we handle natural gas and other petroleum products in our pipeline and processing businesses, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operations of our gathering systems, plants and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact our business activities in many ways, including restricting the manner in which we dispose of substances, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or wastes into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas and other petroleum products, air emissions related to our operations, historical industry operations including releases of substances into the environment, and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance. Please read “Business—Environmental Matters.”

Expanding our business by constructing new assets will subject us to risks that the project may not be completed on schedule, the costs associated with the project may exceed our expectations and additional natural gas supplies may not be available following completion of the project, which could cause our revenues to be less than anticipated. Our operating cash flows from our capital projects also may not be immediate.

One of the ways we may grow our business is through the construction of additions to our existing gathering and transportation systems (including additional compression) and additional modifications at our existing processing plants. The construction of additions or modifications to our existing gathering and transportation systems and processing and treating facilities, and the construction of new gathering and processing facilities, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, our non-wholly-owned operating subsidiary, Southern Dome is constructing a processing plant and pipelines to support anticipated future production in Oklahoma County, Oklahoma for which significant cash flows will be expended. The cost of the project will be born by us and the other member of Southern Dome with our share of the construction costs expected to be approximately $18.0 million. The design, construction, development and installation of the Southern Dome processing plant and pipelines may occur over an extended period of time, and we may not receive any material increase in operating cash flow from that project until after it is placed in service. If we experience unanticipated or extended delays in generating operating cash flow from this or other projects, then we may need to reduce or reprioritize our capital budget to meet our capital requirements. We may also rely on estimates of future production in our decision to construct additions to our gathering and transportation systems, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return.

If the cost of renewing existing rights-of-way increases, it may have an adverse impact on our profitability. In addition, if we are unable to obtain new rights-of-way, then we may be unable to fully execute our growth strategy.

The construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing rights-of-way increases, then our results of operations could be adversely affected. In addition, increased rights-of-way costs could impair our ability to grow.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

Our operations are subject to the many hazards inherent in the gathering, compression, treating, processing and transportation of natural gas and NGLs, including:

•       damage to pipelines, pipeline blockages and damage to related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters and acts of terrorism;

•       inadvertent damage from construction and farm equipment;

•       leaks of natural gas, NGLs and other hydrocarbons;

•       operator error; and

•       fires and explosions.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected ruptures in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our operations are primarily concentrated in the Texas Gulf Coast region and in central and eastern Oklahoma, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations. For example, although we did not suffer significant damage, Hurricane Katrina and Hurricane Rita damaged gathering systems, processing facilities, and NGL fractionators along the Gulf Coast in August and September 2005, respectively, which curtailed or suspended the operations of various energy companies with assets in the region. There can be no assurance that insurance will cover all damages and losses resulting from these types of natural disasters. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. Our business interruption insurance covers only losses arising from physical damage to our Houston Central Processing Plant, our Copano Bay pipeline system, our Paden Plant and other systems without alternative interconnects. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

Due to our lack of asset diversification, adverse developments in our gathering, transportation, processing and related businesses would have a significant impact on our results of operations.

Substantially all of our revenues are generated from our gathering, dehydration, treating, conditioning, processing and transportation businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Furthermore, substantially all of our assets are located in Texas and Oklahoma. Due to our lack of diversification in asset type and location, an adverse development in one of these businesses or in these areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, we may experience materially higher compliance costs.

In early 2005, we began a process to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous review and reporting process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment have resulted, and are likely to continue to result, in increased expenses. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential holders of our securities could lose confidence in our financial reporting, which could harm our business.

Risks Related to Our Structure

Our limited liability company agreement prohibits a unitholder who acquires 15% or more of our common units without the approval of our Board of Directors from engaging in a business combination with us for three years. This provision could discourage a change of control that our unitholders may favor, which could negatively affect the price of our common units.

Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Laws, or the DGCL. Section 203 of the DGCL as it applies to us prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for our common units.

Our cap on certain general and administrative expenses expires on December 31, 2007 (if not extended by our pre-IPO investors). Once the cap expires, our pre-IPO investors will no longer be required to reimburse us for certain amounts in excess of the cap, which could materially reduce the cash available for distribution to our unitholders.

Pursuant to our limited liability company agreement, for three years beginning on January 1, 2005, our pre-IPO investors agreed to reimburse us for our general and administrative expenses in excess of the following levels (subject to certain limitations):

Year	General and Administrative Expense Limitation
1	$1.50 million per quarter
2	$1.65 million per quarter
3	$1.80 million per quarter

During this three-year period, the limitation on general and administrative expenses for any quarter will be increased by 10% of the amount by which EBITDA for that quarter exceeds $5.4 million. This limitation, or cap, on general and administrative expenses excludes non-cash expenses as well as expenses we may incur in connection with potential acquisitions and capital improvements.

Once the cap expires, our pre-IPO investors will no longer be required to reimburse us for certain amounts in excess of the cap. As a result, all of our general and administrative expenses will be paid by us, which could materially reduce the cash available for distributions to our unitholders. For a detailed discussion of our cap on general and administrative expenses, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—How We Evaluate Our Operations—General and Administrative Expenses.”

Distributions to our pre-IPO investors may be insufficient to allow them to reimburse us for all of our general and administrative expenses in excess of the cap, which could materially reduce the cash available for distributions to our unitholders.

Our pre-IPO investors have agreed to reimburse us on a quarterly basis for our general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005, subject to certain limitations. These reimbursements initially were made, without limitation, from an aggregate of $4 million held in escrow accounts established immediately prior to our initial public offering with the proceeds of a distribution made by us to our pre-IPO investors. As a result of reimbursement obligations for excess general and administrative expenses through September 30, 2005, these escrowed funds were exhausted. Any further reimbursement obligation is limited solely to the amount of distributions attributable to the 5,557,378 common and subordinated units owned by our pre-IPO investors immediately prior to our initial public offering. Based on our current quarterly distribution rate of $0.55 per unit, these distributions would total, in the aggregate, $3.05 million quarterly and $12.2 million annually. If the distributions attributable to the common and subordinated units held by our pre-IPO investors immediately prior to our initial public offering are insufficient to reimburse us for all of the excess general and administrative expense, then amounts not reimbursed will be paid by us, which could have a material adverse effect on the cash available for distribution to our unitholders.

We may issue additional common units without your approval, which would dilute your existing ownership interests.

During the subordination period, we may issue up to 3,519,126 additional common units without your approval. We may also issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without your approval, in a number of circumstances, such as:

•       the issuance of common units in connection with acquisitions or capital improvements that our management determines would increase cash flow from operations per unit on an estimated pro forma basis;

•       issuances of common units to repay certain indebtedness, the cost of which to service is greater than the distribution obligations associated with the units issued in connection with the debt’s retirement;

•       the conversion of subordinated units into common units;

•       the conversion of units of equal rank with the common units into common units under some circumstances;

•       the issuance of common units under our long-term incentive plan; or

•       the redemption of common units with the proceeds of a concurrent offering of common units.

After the end of the subordination period, we may issue an unlimited number of limited liability company interests of any type, including common units, without the approval of our unitholders. Our limited liability company agreement does not give the unitholders the right to approve our issuance at any time of equity securities ranking junior to the common units.

The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•       your proportionate ownership interest in us will decrease;

•       the amount of cash available for distribution on each unit may decrease;

•       because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by the common unitholders will increase;

•       the relative voting strength of each previously outstanding unit will be diminished; and

•       the market price of the common units may decline.

Our limited liability company agreement provides for a limited call right that may require you to sell your common units at an undesirable time or price.

If, at any time, any person owns more than 90% of the common units then outstanding, such person has the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units then outstanding at a price not less than the then-current market price of the common units. As a result, you may be required to sell your common units at an undesirable time or price and may therefore not receive any return on your investment. You may also incur tax liability upon a sale of your units.

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

Pursuant to our limited liability company agreement and the Stakeholder’s Agreement dated July 30, 2004 among us and our pre-IPO investors, we agreed to register for sale units received by affiliates of our management, Credit Suisse and EnCap Investments in connection with our initial public offering, including 2,038,252 common units received upon the closing of the IPO and 3,519,125 common units to be issued upon the conversion of our subordinated units. Each subordinated unit will convert into one common unit at the end of the subordination period, which may be as early as the first quarter of 2007. For a more detailed description of the circumstances under which the subordinated units will convert into common units, please read Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” of this Annual Report. We have also agreed to register (i) 6,203,216 common units issued to private investors in connection with the ScissorTail Acquisition and (ii) 1,418,440 common units issued to private investors in December 2005 and January 2006. Pursuant to these obligations, we registered an aggregate of 7,260,908 of these common units under a registration statement on Form S-3, which was declared effective by the SEC on January 26, 2006. We are obligated to use reasonable efforts to cause the registration of an additional 1,418,440 of the common units to be declared effective by April 28, 2006. If investors holding these units were to dispose of a substantial portion of their units in the public market, it could temporarily reduce the market price of our outstanding common units.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If the IRS treats us as a corporation for tax purposes or we become subject to entity-level taxation, it would substantially reduce the amount of cash available for distribution to our unitholders.

The after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gain, loss or deduction would flow through to you. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and therefore would likely result in a substantial reduction in the value of our common units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other form of taxation. If any state were to impose a tax upon us as an entity, the cash available to us for distribution to you would be reduced. Our limited liability company agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount will be adjusted to reflect the impact of that law on us.

A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the costs of any contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may disagree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

A unitholder will be required to pay taxes on income from us even if the unitholder does not receive any cash distributions from us.

You will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the tax liability that results from the taxation of your share of our taxable income.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

Unitholders may be subject to state and local taxes and return filing requirements.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in Texas and Oklahoma. Although Texas does not currently impose a personal income tax, Oklahoma does and as we make acquisitions or expand our business, we may do business or own assets in other jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the technical termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. While we would continue our existence as a Delaware limited liability company, our technical termination would, among other things result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

A description of our properties is contained in Item 1 “Business” of this Annual Report. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipeline was built was purchased in fee.

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

We believe that we have satisfactory title to our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties nor will they materially interfere with their use in the operation of our business.

Item 3.                        Legal Proceedings

Although we may, from time-to-time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

We held a special meeting of unitholders on October 27, 2005 at which two proposals were considered. A brief description of each proposal and the voting results follows:

A proposal to (1) change the terms of our Class B units to provide that each Class B unit would automatically convert into one of our common units and (2) issue 4,830,758 additional common units upon such conversion. The Class B units were issued by us to certain private investors to partially finance the ScissorTail Acquisition.

For	7,352,663
Against	47,964
Abstentions	31,659

A proposal to approve an amendment to our Long-Term Incentive Plan, or LTIP, to (i) increase the total number of common units authorized to be issued under the LTIP to the lesser of (a) 2,500,000 units or (b) the number of units equal to 10% of the sum of total common units outstanding and the total number of common units that may be issued to the holders of any outstanding equity securities convertible into common units, exclusive of outstanding awards under the LTIP, determined at the time of any award, (ii) provide that not more than 30% of the total number of common units authorized to be issued under the LTIP may be delivered in payment of restricted units and/or phantom units, (iii) designate our consultants as a class eligible for awards under the LTIP and (iv) permit the Compensation Committee of our Board of Directors, in its discretion, to delegate any of its administrative powers under the LTIP to our Chief Executive Officer (other than with respect to grants made to executive officers and directors).

For	8,623,170
Against	137,090
Abstentions	44,484

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units representing limited liability company interests in us are listed on The NASDAQ National Market, or NASDAQ, under the symbol “CPNO.”  On March 1, 2006, the market price for our common units was $41.04 per unit and there were approximately 3,500 common unitholders, of which there were approximately 30 common unitholders of record. Additionally, there were 17 unitholders of record of our subordinated units. There is no established public trading market for our subordinated units.

The following table shows the high and low sales prices per common unit, as reported by NASDAQ, for the periods indicated:

	Common Unit Price Range		Cash Distribution
	High	Low	Paid Per Unit
2005:
Quarter Ended December 31	$39.90	$34.10	$0.55
Quarter Ended September 30	$44.60	$36.00	$0.50
Quarter Ended June 30	$36.90	$27.76	$0.45
Quarter Ended March 31	$31.48	$25.47	$0.42
2004:
Quarter Ended December 31	$28.75	$23.06	$0.20 (1)

(1)          The distribution for the quarter ended December 31, 2004 was paid on February 14, 2005 to holders of record as of the close of business on February 1, 2005 and reflected a pro rata portion of our $0.40 per unit minimum quarterly distribution, covering the period from the November 15, 2004 closing of our initial public offering through December 31, 2004.

Within 45 days after the end of each quarter, we intend to pay quarterly in arrears (in February, May, August and November of each year), to the extent we have sufficient available cash from operating surplus as defined in our limited liability company agreement, no less than the minimum quarterly distribution, or MQD, of $0.40 per unit (or $1.60 per year), to our common and subordinated unitholders of record on the applicable record date. During the subordination period (as described below), the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the MQD of $0.40 per quarter, plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. In the event we do not have sufficient cash to pay our distributions as well as satisfy our other operational and financial obligations, our Board of Directors has the ability to reduce or eliminate the distribution paid on our common and subordinated units so that we may satisfy such obligations, including payments on our debt instruments.

Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less retained cash reserves that our board determines are necessary to a) provide for the proper conduct of our business; b) comply with applicable law, any of our debt instruments, or other agreements; or (c) provide funds for distributions to our unitholders for any one or more of the next four quarters; plus all cash on hand for the quarter resulting from eligible working capital borrowings made after the end of the quarter on the date of determination of available cash. Operating surplus generally consists of cash on hand at the closing of our initial public offering, cash generated from operations after deducting related expenditures and other items, plus eligible working capital borrowings after the end of the quarter, plus $12.0 million, as adjusted for reserves. We have not established a credit facility that provides for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash or operating surplus distributable to our unitholders.

Our Board of Directors has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations.

On February 14, 2005, we paid cash distributions of $2.1 million, or $0.20 per unit, which reflected a pro rata portion of our MQD for the period from November 15, 2004 (the closing of our initial public offering) through December 31, 2004. On May 13, 2005, we paid $4.5 million of cash distributions representing $0.42 per unit, or $1.68 per unit annualized, for the three months ended March 31, 2005. On July 15, 2005, our Board declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit, or $1.80 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $7.8 million was paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and included 1,372,458 common units issued in connection with the closing of the ScissorTail Acquisition. This distribution amount also included a concurrent quarterly distribution of $.0495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail Acquisition. The Class B unit distribution represented a quarterly distribution equal to 110% of the per unit distribution received by the common units as required by the terms of the Class B units. On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. On January 18, 2006, our Board of Directors declared a cash distribution for the three months ended December 31, 2005 of $0.55 per unit for all outstanding common and subordinated units. The distribution totaling $10.1 million was paid on February 14, 2006 to holders of record at the close of business on February 1, 2006 and included 1,418,440 common units issued in private placements to certain private investors in December 2005 and January 2006.

The amount of available cash from operating surplus needed to pay the current distribution of $0.55 per unit, or $2.20 per unit annualized, to our common and subordinated unitholders is as follows (in thousands):

	One Quarter	Four Quarters
Common units(1)	$8,146	$32,583
Subordinated	1,935	7,742
Total	$10,081	$40,325

(1)          Includes restricted common units issued under our LTIP. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of February 1, 2006, we had 139,380 outstanding restricted units. Annual distributions related to these restricted units are approximately $0.3 million.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 regarding the LTIP, under which our common units are authorized for issuance to our employees, consultants, affiliates and directors through the exercise of unit options.

	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Units Reflected in column (a))
	(a)
Equity compensation plans approved by unitholders(1)	630,228 (2)	$30.18	640,930	(3)
Equity compensation plan not approved by unitholders	—	—	—
Total(4)	630,228	$30.18	640,930

(1)          Our sole equity compensation plan is our Long-Term Incentive Plan, which was approved by our members prior to our initial public offering.

(2)          Includes 139,380 issued and outstanding restricted common units and options to purchase 491,110 common units under our LTIP.

(3)          Determined by reference to the formula described below.

(4)          Of the 491,110 unit options outstanding at December 31, 2005, 37,688 were immediately exercisable.

Our LTIP, adopted in November 2004, provides for the grant of restricted units, phantom units, unit options and/or unit appreciation rights to our directors, employees and consultants and to employees of our affiliates who perform services for us. For purposes of the plan, our affiliates include Copano Operations. The total number of common units authorized to be issued under the plan is limited to the lesser of (a) 2,500,000 units or (b) the number of units equal to 10% of the sum of total common units outstanding and the total number of common units that may be issued to the holders of any outstanding equity securities convertible into common units, exclusive of outstanding awards under the plan, determined at the time of any award, provided no more than 30% of the total number of common units authorized to be issued under the plan may be delivered in payment of restricted units and/or phantom units. The plan is administered under the direction of the Compensation Committee of our Board of Directors.

Unit options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options granted will become exercisable over a period determined by our Compensation Committee. In addition, unit options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.

Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, unless provided otherwise by our Compensation Committee. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units. During 2005, a total of 127,380 restricted common units were issued (net of forfeitures and vesting) to our directors and certain of our employees and employees of our affiliates.

For additional information regarding the LTIP, please read Notes 2 and 9 of our consolidated financial statements included under Item 8 of this Annual Report.

Please read the information incorporated by reference under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this Annual Report, regarding securities authorized for issuance under our equity compensation plans, which information is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

In connection with our initial public offering in November 2004, we used the net proceeds from the exercise of the underwriters’ over-allotment option to redeem 375,000 common units from affiliates of Credit Suisse (formerly Credit Suisse First Boston Private Equity) and 375,000 common units from affiliates of EnCap Investments. The redemption price for the common units was $18.60 per common unit, which was the initial public offering price to our public common unitholders less underwriting discounts. There have been no other repurchases of our equity securities since our initial public offering in November 2004.

Recent Sales of Unregistered Securities

On November 15, 2004, in connection with our initial public offering, all of our equity securities outstanding prior to our initial public offering were converted into our 2,038,582 common units and 3,519,126 subordinated units, and allocated among our pre-offering unitholders pursuant to a pre-arranged formula. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act as the transaction did not involve a public offering.

In connection with our ScissorTail Acquisition on August 1, 2005, we issued 1,372,458 common units and 4,830,758 Class B units to 13 private investors for an aggregate purchase price of $175.0 million. On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act as the transactions did not involve a public offering.

On December 30, 2005, we issued 709,200 common units and on January 3, 2006, we issued 709,200 common units to three private investors for aggregate net proceeds of $50.0 million. The purchase price for each common unit was $35.25. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act as the transactions did not involve a public offering.

There have been no other sales of unregistered securities within the past three years.

Item 6.                        Selected Financial Data

Selected Historical Consolidated Financial and Operating Data

The following table shows selected historical consolidated financial and operating data of Copano Energy, L.L.C. for the periods and as of the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of Copano Energy, L.L.C.

The following table includes the following non-GAAP financial measures: (1) EBITDA and (2) total gross margin. We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation and amortization expense. We define total gross margin as our revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. For a reconciliation of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read page 52 of this Annual Report.

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

	Year Ended December 31,
	2005(1)	2004	2003	2002	2001
	(in thousands, except per unit data)
Summary of Operations Data:
Revenues	$747,743	$437,656	$384,571	$224,896	$160,369
Cost of sales	643,652	386,155	353,376	199,525	143,381
Operations and maintenance expenses	18,459	12,486	10,854	9,562	4,960
Depreciation and amortization	17,052	7,287	6,091	5,539	3,326
General and administrative expenses	18,156	9,217	5,849	4,177	2,171
Taxes other than income	1,178	770	926	891	435
Equity in (earnings) loss from unconsolidated affiliates	(927)	(419)	127	584	—
Operating income	50,173	22,160	7,348	4,618	6,096
Interest and other financing costs	(20,461)	(23,160)	(12,108)	(6,360)	(2,227)
Interest income and other	640	85	43	101	183
Net income (loss)	$30,352	$(915)	$(4,717)	$(1,641)	$4,052
Basic net income (loss) per unit:(2)	$2.31	$(0.35)	$(6.21)	$(6.77)	$2.25
Diluted net income (loss) per unit:(2)	$2.29	$(0.35)	$(6.21)	$(6.77)	$2.25
Cash distributions per common unit:(2)	$1.57	$1.01	$—	$0.22	$0.31
Balance Sheet Data (at period end):
Total assets	$792,750	$178,399	$161,709	$159,521	$152,258
Property, plant and equipment, net	532,320	119,683	117,032	116,888	109,158
Payables to affiliates	189	127	1,371	932	1,090
Long-term debt	398,000	57,000	57,898	68,740	65,354
Redeemable preferred units	—	—	60,982	53,559	48,327
Members’ capital	281,803	82,356	(662)	6,577	16,157

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$280	$17,697	$15,296	$8,865	$13,107
Investing activities	(491,708)	(8,920)	(6,192)	(16,817)	(93,335)
Financing activities	509,710	(6,369)	(9,633)	(2,591)	93,938
Other Financial Data:
Segment Gross Margin:
Texas Gulf Coast Pipelines	$32,857	$30,076	$27,551	$18,772	$11,529
Texas Gulf Coast Processing(3)	30,191	21,425	3,644	6,599	5,459
Mid-Continent Operations(4)	40,683	—	—	—	—
Corporate	360	—	—	—	—
Total gross margin	$104,091	$51,501	$31,195	$25,371	$16,988
EBITDA(5)	$67,865	$29,532	$13,482	$10,258	$9,605
Maintenance capital expenditures(6)	$5,394	$1,790	$2,281	$3,781	$1,175
Expansion capital expenditures(7)	487,578	7,130	3,911	9,323	56,746
Total capital expenditures	$492,972	$8,920	$6,192	$13,104	$57,921
Operating Data:
Texas Gulf Coast Pipelines:
Pipeline throughput(8) (Mcf/d)	214,774	220,970	238,800	247,613	228,657
Texas Gulf Coast Processing:
Plant inlet volumes (Mcf/d)	530,346	529,040	479,127	571,217	614,521
NGLs produced (Bbls/d)	13,066	15,373	7,280	12,656	15,227
Mid-Continent Operations:(4)
Pipeline throughput (Mcf/d)	132,011	—	—	—	—
Plant inlet volumes (Mcf/d)	87,977	—	—	—	—
NGLs produced (Bbls/d)	9,146	—	—	—	—

(1)          Our summary financial and operating data as of and for the year ended December 31, 2005 include the results of our Mid-Continent Operations from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(2)          Net income (loss) per unit is based on the weighted average equivalent units outstanding during the periods presented. For periods prior to our initial public offering, equivalent units were calculated using the weighted average of pre-initial public offering common units and common special units adjusted by a conversion or exchange factor. The computation of diluted units outstanding for all periods presented excludes incremental units related to warrants previously held by preferred unitholders and employee unit options because these equity securities had an anti-dilutive effect as a result of losses reported by us for these periods. Cash distributions for 2002 and 2001 have been restated to reflect the conversion discussed previously and the cash distributions for 2004 relate to the distributions paid to the pre-offering unitholders prior to our initial public offering and are based on equivalent units.

(3)          We initiated processing upon acquisition of our Houston Central Processing Plant in August 2001.

(4)          Represents activities related to the ScissorTail Acquisition from August 1, 2005 through December 31, 2005. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including our own plants and plants owned by third parties. Plant inlet throughput averaged 54,893 Mcf/d and NGLs produced averaged 5,500 Bbls/d for plants owned by the Mid-Continent Operations segment.

(5)          Under the equity method of accounting, these amounts include our equity in the earnings (loss) of Webb/Duval Gatherers and Southern Dome, in the amounts of $927, $419 and $(127) for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)          Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

(7)          Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. For example, expansion of compression facilities to increase throughput capacity or the acquisition of additional pipelines is considered expansion capital expenditures. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Costs for repairs and minor renewals to maintain facilities in operating condition, and which do not extend the useful life of existing assets, are considered operations and maintenance expenses (and not expansion capital expenditures) and are expensed as incurred.

(8)          Excludes volumes associated with our interest in Webb/Duval Gatherers, which we acquired in November 2001 and February 2002. With respect to assets acquired mid-year, our operating data represents daily volumes for the portion of the year we owned the asset.

The following table presents a reconciliation of the non-GAAP financial measures of (1) total gross margin (which consists of the sum of individual segment gross margins) to operating income and (2) EBITDA to the GAAP financial measures of net income (loss) and cash flows from operating activities on a historical basis for each of the periods indicated. For a detailed discussion of how we use these non-GAAP financial measures, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—How We Evaluate Our Operations—Segment Gross Margin and—EBITDA.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
Reconciliation of total gross margin to operating income:
Operating income	$50,173	$22,160	$7,348	$4,618	$6,096
Add:
Operations and maintenance expenses	18,459	12,486	10,854	9,562	4,960
Depreciation and amortization	17,052	7,287	6,091	5,539	3,326
General and administrative expenses	18,156	9,217	5,849	4,177	2,171
Taxes other than income	1,178	770	926	891	435
Equity in (earnings) loss of unconsolidated affiliates	(927)	(419)	127	584	—
Total gross margin	$104,091	$51,501	$31,195	$25,371	$16,988
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$30,352	$(915)	$(4,717)	$(1,641)	$4,052
Add:
Depreciation and amortization	17,052	7,287	6,091	5,539	3,326
Interest expense	20,461	23,160	12,108	6,360	2,227
EBITDA	$67,865	$29,532	$13,482	$10,258	$9,605
Reconciliation of EBITDA to cash flows from operating activities:
Cash flow from operating activities	$280	$17,697	$15,296	$8,865	$13,107
Add:
Cash paid for interest and other financing costs	14,738	4,029	3,033	2,543	946
Equity in earnings (loss) of unconsolidated affiliates	927	419	(127)	(584)	—
Risk management assets	42,635	—	—	—	—
Increase (decrease) in working capital	9,285	7,387	(4,720)	(566)	(4,448)
EBITDA	$67,865	$29,532	$13,482	$10,258	$9,605

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operation in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the historical Consolidated Financial Statements included in Item 8 of this Annual Report. In addition,you should review “Forward-Looking Statements” contained in this Item 7 of this Annual Report and “Risk Factors” contained in Item 1A of this Annual Report for information regarding forward-looking statements made in this discussion and certain risks inherent in our business. Other risks involved in our business are discussed under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. On November 15, 2004, we completed our initial public offering of 5,750,000 common units at a price of $20.00 per unit, inclusive of 750,000 common units which were issued as a result of the underwriters’ exercise of their over-allotment option. Net proceeds from the sale of the units totaled $106.9 million.

On August 1, 2005, we acquired all the membership interests in Tulsa-based ScissorTail for $499.1 million in cash. ScissorTail’s assets are located in central and eastern Oklahoma and primarily consist of approximately 3,330 miles of gathering pipelines and three processing plants with current processing capacity of approximately 100 MMcf/d. In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream natural gas gathering and processing business and related operations in Oklahoma County, Oklahoma.

We manage our business and analyze and report our results of operations on a segment basis. Prior to the ScissorTail Acquisition, we divided our operations into two business segments:  Copano Pipelines, which performs our natural gas gathering and transmission and related operations in Texas, and Copano Processing, which performs our natural gas processing, treating, conditioning and related NGL transportation operations in Texas. Following the ScissorTail Acquisition, our operations are divided into four business segments, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing, Mid-Continent Operations and Corporate.

•       Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the year ended December 31, 2005 and 2004, this segment generated approximately 32% and 58%, respectively, of our total gross margin.

•       Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant and Sheridan NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. The plant is located approximately 100 miles southwest of Houston, Texas. For the year ended December 31, 2005 and 2004, this segment generated approximately 29% and 42%, respectively, of our total gross margin.

•       Mid-Continent Operations is a provider of natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing. For the year ended December 31, 2005 and 2004, this segment generated approximately 39% and 0%, respectively, of our total gross margin which included Mid-Continent Operations from August 1, 2005 through December 31, 2005.

•       Corporate engages in risk management and other corporate activities. For the years ended December 31, 2005 and 2004, this segment generated a negligible amount of our total gross margin.

Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read Item 6 “Selected Financial Data.”

Our segment gross margins are determined primarily by four interrelated variables: (1) the volume of natural gas gathered or transported through our pipelines, (2) the volume of natural gas processed, conditioned or treated at our Houston Central Processing Plant, the three processing plants operated by our Mid-Continent Operations segment and third-party processing plants, (3) the level and relationship of natural gas and NGL prices and (4) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. For a discussion of the types of contracts we utilize and management’s analysis of our recent results of operations, please read “—Our Contracts” and “—Our Results of Operation.”  Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

The margins we realize from a significant portion of the natural gas gathered or transported by Texas Gulf Coast Pipelines decrease during periods of low natural gas prices because our unit margins on such natural gas volumes are based on a percentage of the index price. The profitability of Texas Gulf Coast Processing is dependent upon the relationship between natural gas and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for Texas Gulf Coast Processing to process natural gas than to condition it. Conversely, when natural gas prices are high relative to NGL prices, processing is less profitable or unprofitable. During such periods, our Houston Central Processing Plant has the flexibility to condition natural gas rather than fully process it. Conditioning natural gas, however, is less profitable than processing during periods when the value of recovered NGLs exceeds the value of natural gas required for plant fuel and to replace the reduced Btus that result from processing the natural gas. Mid-Continent Operations’ margins are, on the whole, positively correlated with NGL prices and are not significantly impacted by changes in natural gas prices.

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

Segment Gross Margin.   We define segment gross margin as our segment revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. The segment gross margin data reflect the financial impact on our company of our contract portfolio. With respect to our Texas Gulf Coast Pipelines segment, our management analyzes segment gross margin per unit of volumes gathered or transported. With respect to our Texas Gulf Coast Processing segment, our management also analyzes segment gross margin per unit of natural gas processed or conditioned and the segment gross margin per unit of NGLs recovered. With respect to our Mid-Continent Operations segment, our management analyzes segment gross margin per unit on volumes gathered or transported, per unit of natural gas processed and per unit of NGLs recovered. Our segment gross margin is reviewed monthly for consistency and trend analysis.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.0899, $0.105 and $0.002 per gallon during the years ended December 31, 2005, 2004 and 2003, respectively. The average standardized processing margin for the period from 1989 through December 31, 2005 is $0.0907 per gallon.

Operations and Maintenance Expenses.   Operations and maintenance expenses are costs associated with the operations of a specific asset. Direct labor, insurance, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of operations and maintenance expenses. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses are incurred through Copano Operations, an affiliate of our company and controlled by Mr. John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf. Effective January 1, 2005 and pursuant to our general and administrative services agreement with Copano Operations, Copano Operations transferred responsibility to us for a significant portion of the services, including certain operating and maintenance services, that it had previously provided to us.

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

Pursuant to our limited liability company agreement, our investors existing prior to our initial public offering, or our pre-offering investors, agreed to reimburse us for our general and administrative expenses in excess of stated levels (subject to certain limitations discussed below) for a period of three years beginning on January 1, 2005. Specifically, to the extent our general and administrative expenses exceed the following levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped, as indicated:

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

Immediately prior to completion of the initial public offering, we distributed to our pre-offering investors $4 million (the “Original Escrow Amount”). Our pre-offering investors deposited these funds in escrow accounts to be used for the purpose of satisfying their respective general and administrative expense reimbursement obligation. Pursuant to our limited liability company agreement, upon exhaustion of the Original Escrow Amount, any further reimbursement obligation is limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the pre-offering investors immediately prior to our initial public offering (the “Pre-Offering Units”). In order to facilitate the payment of any further reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our pre-offering investors, directly in the pre-offering investors’ escrow accounts. Also, to the extent that any of our pre-offering investors sell Pre-Offering Units, the buyer must assume the related reimbursement obligations or the selling pre-offering investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. During 2005, pre-offering investors made capital contributions to us in the aggregate amount of $4.1 million as reimbursement of excess general and administrative expenses for the first three quarters of 2005. The pre-offering investors made $4.0 million of these capital contributions from the Original Escrow Amount and the remaining $0.1 million was made from distributions on our units received by these pre-offering investors. In February 2006, pre-offering investors made capital contributions to us in the aggregate amount of $1.4 million as reimbursement of excess general and administrative expenses for the fourth quarter of 2005. This contribution was funded from distributions on our units received by these pre-offering investors as well as from certain funds previously deposited in escrow in connection with unit transfers. We believe that our ability to deposit distributions required to satisfy pre-offering investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-Offering Units provides us with additional assurance that our pre-offering investors will be able to satisfy any future reimbursement obligations with respect to the Pre-Offering Units.

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

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (1) our economic models; (2) flow and transaction monitoring systems; (3) producer activity evaluation and reporting; and (4) imbalance monitoring and control.

Our Economic Models.   We utilize our economic models to determine (i) whether we should process or condition natural gas at our Houston Central Processing Plant, (ii) whether we should elect payment under certain Mid-Continent Operations’ “switch” contracts using a percentage-of-index basis or a percentage-of-proceeds basis and (iii) whether we should reduce the ethane extracted from certain natural gas processed at our Texas Gulf Coast Processing and Mid-Continent Operations plants.

Flow and Transaction Monitoring Systems.   We utilize automated systems that track commercial activity on each of our pipelines and monitor the flow of natural gas on our pipelines. For example, in our Texas Gulf Coast Pipelines operations we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize an automated Supervisory Control and Data Acquisition (SCADA) system, which assists management in monitoring and operating our Texas Gulf Coast pipeline systems. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our Houston office. For our Mid-Continent Operations, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems.

Producer Activity Evaluation and Reporting.   We monitor the producer drilling and completion activity in our areas of operation to identify anticipated changes in production and potential new well attachment opportunities. The continued attachment of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines.

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

Texas Gulf Coast Pipelines Contracts

Our Texas Gulf Coast Pipelines segment purchases natural gas for transportation and resale and also transports and provides other services for natural gas that it does not purchase on a fee-for-service basis. For the year ended December 31, 2005, we purchased 66% of the natural gas volumes delivered to our pipelines and transported 34% on a fee-for-service basis. These volumes exclude volumes associated with Webb Duval, substantially all of which are transported on a fee-for-service basis.

Natural Gas Purchases.   Generally, we purchase natural gas attached to our pipeline systems under discount-to-index arrangements. Under these arrangements, we generally purchase natural gas at either (1) a percentage discount to an index price, (2) an index price less a fixed amount or (3) a percentage discount to an index price less a fixed amount. We then gather, deliver and resell the natural gas under arrangements described below. For the year ended December 31, 2005, volumes related to discount-to-index purchase arrangements accounted for 96% of total purchased volumes. The gross margins we realize under the arrangements described in clauses (1) and (3) above decrease in periods of low natural gas prices and increase during months of high natural gas prices because these gross margins are based on a percentage of the index price. In many cases, our contracts for natural gas purchases allow us to charge producers fees for treating, compression, dehydration or services other than processing and conditioning.

We also purchase natural gas under a limited number of intra-month, fixed-price arrangements used for balancing our portfolio for the month. Transactions under these arrangements are executed to support intra-month changes in operating conditions, including customer requirements, and not for purposes of speculation. For the year ended December 31, 2005, volumes related to such fixed-price arrangements accounted for 4% of total purchased volumes.

Fee-For-Service Transport.   We generally transport natural gas on our pipeline systems under fixed fee arrangements pursuant to which our transportation fee income represents an agreed rate per unit of throughput. The revenue we earn from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced. For the year ended December 31, 2005, volumes related to fixed-fee arrangements accounted for 74% of total natural gas volumes that we transport on behalf of third-party shippers.

We also derive some transportation fee income based upon percentage-of-index fee arrangements. Under this type of arrangement, the fee we receive for gathering or transporting the natural gas is based upon a percentage of an index price. The fee we realize under this type of arrangement decreases in periods of low natural gas prices and increases during periods of high natural gas prices. For the year ended December 31, 2005, volumes related to percentage-of-index fee arrangements accounted for 2% of total transported volumes. For the year ended December 31, 2005, volumes related to a combination of fixed-fee and percentage-of-index fee arrangements accounted for 24% of total transported volumes. In many cases, our contracts for natural gas transportation allow us to charge shippers fees for treating, compression, dehydration or services other than processing and conditioning.

Natural Gas Sales.   We sell natural gas to other natural gas pipelines, marketing affiliates of integrated oil companies or other midstream companies, utilities, power producers and end-users. We sell natural gas under index-related pricing terms with the exception of a limited number of intra-month fixed-price sales arrangements used for balancing our portfolio for the month. Transactions under these fixed-price arrangements are executed to support intra-month changes in operating conditions, including customer requirements, and not for purposes of speculation.

Processing and Conditioning Services.   With respect to natural gas requiring processing and conditioning services, our Texas Gulf Coast Pipelines segment contracts with our Texas Gulf Coast Processing segment to provide such services on the terms described below.

Texas Gulf Coast Processing Contracts

With respect to services performed by our Texas Gulf Coast Processing operations, we contract under the following types of arrangements:

•       Keep-Whole with Conditioning Fee Arrangements.   Under keep-whole with conditioning fee arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under these types of arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs from the natural gas during processing or conditioning reduces the Btus of the natural gas. To replace these Btus, we must purchase natural gas at market prices for return to producers and transporters. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increase relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs. In the latter case, we are generally able to reduce our commodity price exposure by conditioning rather than processing the natural gas, as described below. For the year ended December 31, 2005, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 86% of total plant volumes.

•       Keep-Whole Without Conditioning Fee Arrangements.   Under keep-whole without conditioning fee arrangements, we receive natural gas from the producer or third-party transporter, process the natural gas and sell the resulting NGLs to third parties at market prices. Like the arrangement described above, under these contracts we are required to replace the Btus reduced during processing or conditioning. These contracts are subject to all of the considerations described in “Keep-Whole With Conditioning Fee Arrangements” above, except that we do not charge the producer or transporter a conditioning fee. It is generally not our policy to enter into new keep-whole contracts without conditioning fee arrangements. For the year ended December 31, 2005, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 12% of total plant volumes. Our Texas Gulf Coast Pipelines segment earned gross margins with respect to these volumes pursuant to other provisions of the applicable contract.

•       Percentage-of-Proceeds Arrangements.   Under percentage-of-proceeds arrangements, we generally receive and process natural gas on behalf of producers, sell or redeliver the resulting residue gas and sell the NGL volumes at index-related prices. We remit to producers an agreed upon index-related price for the natural gas, if not redelivered, and an agreed upon percentage of the NGL proceeds. Under these types of arrangements, our revenues and gross margins increase as NGL prices increase, and our revenues and gross margins decrease as NGL prices decrease. For the year ended December 31, 2005, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 2% of total plant volumes.

•       Fixed Fee, or Tolling, Arrangements.   Under fixed fee arrangements, producers pay us a fixed fee to process their natural gas. These types of arrangements require us to pay the producer for the value of NGLs recovered and to redeliver the residue gas in exchange for a fixed fee. For the year ended December 31, 2005, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for less than 1% of total plant volumes.

We also provide processing and conditioning services under contracts that contain a combination of the arrangements described above. Additionally, we may share a fixed or variable portion of our processing margins with the producer or third-party transporter during periods where such margins are in excess of an agreed-upon amount.

All of our processing agreements allow us to determine, in our sole discretion, whether we process or condition natural gas. We determine whether to process or condition the natural gas based upon the price of natural gas and various NGL products. When NGL extraction is uneconomic, NGLs are left in the natural gas stream to the maximum extent allowed by pipeline quality specifications, thus reducing the amount of fuel consumed by the processing plant and the loss in Btus resulting from the extraction of the NGLs. When we elect to condition natural gas, typically our natural gas fuel consumption volumes are reduced by approximately 79% and the Btu reduction associated with the extraction of NGLs is reduced by approximately 94% while our average barrels of NGLs extracted from natural gas is reduced by approximately 96%. For a detailed discussion of our processing and conditioning capabilities, please read Item 1 “Business—Our Operations—Texas Gulf Coast Processing Segment” of this Annual Report.

NGL Product Sales.   We use our Sheridan NGL Pipeline to transport NGLs to an interconnect with Enterprise Seminole Pipeline where we sell the NGLs at market prices. At the tailgate of the plant, we deliver and sell stabilized condensate to TEPPCO based on an index-related price.

Our Commercial Relationship with Kinder Morgan Texas Pipeline.   For the year ended December 31, 2005, approximately 83% of the natural gas volumes processed or conditioned at our Houston Central Processing Plant was delivered to the plant through the KMTP Laredo-to-Katy pipeline while the remaining 17% was delivered directly to the plant from our gathering systems. Of the volumes delivered to the plant from the KMTP Laredo-to-Katy pipeline, approximately 25% were delivered from gathering systems controlled by us, while 75% were delivered by KMTP from sources other than our gathering systems. We refer to the natural gas delivered into the KMTP Laredo-to-Katy pipeline from sources other than our gathering systems as “KMTP Gas.”  Of the total volume of NGLs extracted at the plant during this period, 39% originated from KMTP Gas, while 61% was attributable to gathering systems controlled by us, including our gathering systems connected directly to the plant. Under our contractual arrangement related to KMTP Gas, we receive natural gas at our plant, process or condition the natural gas and sell the NGLs to third parties at market prices. Because the extraction of NGLs from the natural gas stream during processing or conditioning reduces the Btus of the natural gas, our arrangement with KMTP requires us to purchase natural gas at market prices to replace the loss in Btus. Pursuant to an amendment to this contract with KMTP, effective January 1, 2004, we pay a fee to KMTP based on the NGL content of the KMTP Gas only during periods of favorable processing margins. In addition, the amendment provides that during periods of unfavorable processing margins, KMTP pays us a fixed fee plus an additional payment based on the index price of natural gas.

Mid-Continent Operations Contracts

Natural Gas Supply and Transportation.   We contract for supplies of natural gas from producers in our Mid-Continent region under several types of arrangements. Processing services, where applicable, are included in the purchase or transportation contract arrangement. Typically, the primary term of each contract varies significantly, ranging from one month to the life of the dedicated production. The specific terms of each natural gas supply contract are based upon a variety of factors including gas quality, pressure of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements. These contracts may be structured as a percentage-of-proceeds, percentage-of-index, or fixed fee arrangements. For the period from August 1, through December 31, 2005, calculated as a percentage of total volumes, 51% of our Mid-Continent volumes were under percentage-of-proceeds contracts, 32% were under percentage-of-index contracts and 17% were under fixed fee contracts.

Percentage-of-Proceeds Arrangements.   Under percentage-of-proceeds arrangements, our Mid-Continent Operations segment generally receives and processes natural gas on behalf of producers and sells the residue gas and NGL volumes at index-related prices. We remit to producers an agreed upon percentage of the residue gas and NGL proceeds. Under these types of arrangements, our revenues and gross margins increase as natural gas and NGL prices increase, and our revenues and gross margins decrease as natural gas and NGL prices decrease.

Percentage-of-Index Arrangements.   Our percentage-of-index contracts are divided into two subcategories—simple percentage-of-index contracts comprised 17% of our Mid-Continent Operations’ volumes for the period from August 1, through December 31, 2005, while percentage-of-index with percentage-of-proceeds “switch” contracts comprised 15% of our Mid-Continent Operations’ volumes for the period from August 1, through December 31, 2005. Under a percentage-of-index contract, we purchase and resell natural gas at an index-related price, deriving our gross margins from the difference. Under a percentage-of-index with a percentage-of-proceeds switch arrangement, we pay producers on either a percentage-of-proceeds or percentage-of-index basis, determined under these contracts on the basis most favorable to us.

Fixed Fee Arrangements.   Under substantially all fixed fee arrangements, producers pay us a fixed fee to gather their natural gas.

Natural Gas Sales and NGL Sales.   We sell natural gas in the Mid-Continent region under index-related pricing terms to marketing affiliates of integrated companies or other midstream companies, power producers and end-users. We sell natural gas under index-related pricing terms. Oneok Energy Services and Enogex are the largest purchasers of our natural gas. With respect to sales of NGLs in the Mid-Continent region, we sell the majority of our NGLs to Oneok Hydrocarbon Products Inc. or Enogex. All NGLs are sold under index-related pricing arrangements.

Our Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountain region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that we will have a lower cost of equity capital than many of our competitors that are master limited partnerships, or MLPs, because, unlike in a traditional MLP structure, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per  unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “—Liquidity and Capital Resources.”

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

Items Impacting Comparability of Our Financial Results

Our Acquisitions

Since our inception in 1992, we have grown through a combination of over 30 acquisitions, including the acquisition of our Houston Central Processing Plant and our recent acquisition of ScissorTail, and significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with numerous sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions.

On August 1, 2005, we acquired ScissorTail for $499.1 million, and now refer to the business and properties of ScissorTail as our Mid-Continent Operations segment. The ScissorTail Acquisition nearly tripled our miles of natural gas gathering pipelines and increased processing capacity by 100 MMcf/d and is expected to provide significant additional throughput volumes and cash flow. Our year ended December 31, 2005 results of operation include the results of our Mid-Continent Operations from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005 and the Mid-Continent Operations generated approximately 39% of our total gross margin for the year ended December 31, 2005.

Our Results of Operation

	Year Ended December 31,
	2005(1)	2004	2003
	($ in thousands)
Total gross margin(2)	$104,091	$51,501	$31,195
Operations and maintenance expenses	18,459	12,486	10,854
Depreciation and amortization	17.052	7,287	6,091
General and administrative expenses	18,156	9,217	5,849
Taxes other than income	1,178	770	926
Equity in (earnings) loss from unconsolidated affiliates	(927)	(419)	127
Operating income	50,173	22,160	7,348
Interest and other financing costs, net	(19,821)	(23,075)	(12,065)
Net income (loss)	$30,352	$(915)	$(4,717)
Segment gross margin:
Texas Gulf Coast Pipelines(3)	$32,857	$30,076	$27,551
Texas Gulf Coast Processing	30,191	21,425	3,644
Mid-Continent Operations(4)	40,683	—	—
Corporate	360	—	—
Total gross margin(2)	$104,091	$51,501	$31,195
Segment gross margin per unit:
Texas Gulf Coast Pipelines:
Pipeline throughput ($/MMBtu)(3)	$0.39	$0.35	$0.29
Texas Gulf Coast Processing:
Plant inlet throughput ($/MMBtu)(5)	$0.15	0.10	0.02
NGLs produced ($/Bbl)(5)	$6.33	3.81	1.37
Mid-Continent Operations:(4)
Pipeline throughput ($/MMBtu)	$1.68	—	—
Plant inlet throughput ($/MMBtu)	$2.49	—	—
NGLs produced ($/Bbl)	$29.07	—	—
Volumes:
Texas Gulf Coast Pipelines:
Pipeline throughput (MMBtu/d)(3)	232,280	239,770	256,556
Texas Gulf Coast Processing:
Plant inlet throughput (MMBtu/d)	561,085	559,939	502,057
NGLs produced (Bbls/d)	13,066	15,373	7,280
Mid-Continent Operations:(4)
Pipeline throughput (MMBtu/d)	158,334	—	—
Plant inlet throughput (MMBtu/d)	106,877	—	—
NGLs produced (Bbl/d)	9,146	—	—
Maintenance capital expenditures(6)	$5,394	$1,790	$2,281
Expansion capital expenditures(7)	487,578	7,130	3,911
Total capital expenditures	$492,972	$8,920	$6,192
Operations and maintenance expenses:
Texas Gulf Coast Pipelines	$5,516	$5,813	$5,161
Texas Gulf Coast Processing	7,026	6,673	5,693
Mid-Continent Operations	5,917	—	—
Total operations and maintenance expenses	$18,459	$12,486	$10,854

(1)           Our summary financial and operating data for the year ended December 31, 2005 include the results of our Mid-Continent Operations from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(2)           Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read Item 6 “Selected Financial Data” of this Annual Report.

(3)           Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 121,864 MMBtu/d, 118,873 MMBtu/d and 108,640 MMBtu/d for the years ended December 31 2005, 2004 and 2003, respectively.

(4)           Represents activities related to the ScissorTail Acquisition from August 1, 2005 through December 31, 2005. Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including our owned plants and plants owned by third parties. Plant inlet throughput averaged 65,962 MMBtu/d and NGLs produced averaged 5,500 Bbls/d for plants owned by the Mid-Continent Operations segment

(5)           Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

(6)           Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

(7)           Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. For example, expansion of compression facilities to increase throughput capacity or the acquisition of additional pipelines is considered expansion capital expenditures. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Costs for repairs and minor renewals to maintain facilities in operating condition, and which do not extend the useful life of existing assets, are considered operations and maintenance expenses (and not expansion capital expenditures) and are expensed as incurred.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Texas Gulf Coast Pipelines (formerly Copano Pipelines) Segment Gross Margin.   Texas Gulf Coast Pipelines segment gross margin was $32.8 million for the year ended December 31, 2005 compared to $30.1 million for the year ended December 31, 2004, an increase of $2.7 million, or 9%. The increase was primarily attributable to higher average natural gas prices during the year ended December 31, 2005 compared to the year ended December 31, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the year ended December 31, 2005, the Houston Ship Channel, or HSC, natural gas index price averaged $7.54 per MMBtu compared to $5.78 per MMBtu during the year ended December 31, 2004, an increase of $1.76, or 30%. Additionally, a portion of the increase in gross margin for this pipeline segment resulted from the acquisitions of our Karnes County Gathering System in September 2004 and our Runge Gathering System in December 2004, the results from which are reflected for the full year of 2005.

Texas Gulf Coast Processing (formerly Copano Processing) Segment Gross Margin.   Texas Gulf Coast Processing segment gross margin was $30.2 million for the year ended December 31, 2005 compared to $21.4 million for the year ended December 31, 2004, an increase of $8.8 million, or 41%. For the year ended December 31, 2005, we experienced improvements of $5.4 million in our processing segment gross margin as a result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.”  Our processing segment gross margin was further improved during the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of increased conditioning fee revenue of $2.6 million. Additionally, the processing segment gross margin increased because processing upgrade payments to natural gas suppliers, including our pipeline affiliates, decreased by $0.8 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Mid-Continent Operations Gross Margin.   On August 1, 2005, we completed the ScissorTail Acquisition. During the period from August 1, 2005 through December 31, 2005, gross margin for the Mid-Continent Operations segment totaled $40.7 million. This segment gathered or transported an average of 158,334 MMBtu/d of natural gas on its pipelines, processed an average of 106,877 MMBtu/d of natural gas and produced an average of 9,146 barrels per day of NGLs.

Corporate Segment Gross Margin.   The corporate segment gross margin primarily consists of an unrealized gain of $0.4 million for the year ended December 31, 2005 primarily related to our commodity risk management activities that commenced in July 2005 accounted for on a mark-to-market basis through October 24, 2005.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $18.5 million for the year ended December 31, 2005 compared to $12.5 million for the year ended December 31, 2004. The increase of $6.0 million, or 48%, is primarily attributed to our acquisition of the Mid-Continent Operations on August 1, 2005.

Depreciation and Amortization.   Depreciation and amortization totaled $17.1 million for the year ended December 31, 2005 compared with $7.3 million for the year ended December 31, 2004, an increase of $9.8 million, or 134%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after December 31, 2004, including the acquisition of our Mid-Continent Operations on August 1, 2005, the purchase and modification of the Karnes County Gathering System during September 2004 and the purchase of and modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

General and Administrative Expenses.   General and administrative expenses totaled $18.2 million for the year ended December 31, 2005 compared with $9.2 million for the year ended December 31, 2004, an increase of $9.0 million, or 98%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $1.9 million and (ii) the costs of being a public company of $6.4 million including (A) costs associated with accounting and legal services, director compensation, investor relations and other consulting services, printing and insurance of $1.0 million, (B) costs related to augmented infrastructure and hiring additional staff of $2.2 million, (C) costs of preparing and processing tax K-1s to unitholders of $0.5 million, (D) costs associated with Sarbanes-Oxley readiness of $1.4 million and (E) non-cash compensation expense related to the amortization of the intrinsic value of restricted units issued to employees and directors of $1.3 million. Additionally, we incurred $0.7 million more in 2005 as compared to 2004 of expenses related to growth and acquisition initiatives.

Interest Expense.   Interest and other financing costs totaled $20.5 million for the year ended December 31, 2005 compared with $23.2 million for the year ended December 31, 2004. Interest expense related to our credit facilities totaled $14.7 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Average borrowings under these credit facilities were $227.5 million and $61.3 million with average interest rates of 7.6% and 5.3% for 2005 and 2004, respectively. Amortization of debt issue costs totaled $5.8 million and $2.0 million for the year ended December 31, 2005 and 2004, respectively. Amortization of debt issue costs for the year ended December 31, 2005 included one-time charges of $1.6 million related to the early termination of the CPG Credit Agreement and the CHC Facility discussed in Note 7 to the audited consolidated financial statements. Amortization of debt issue costs for the year ended December 31, 2004 included a one-time charge of $0.3 million related to the early termination of the then outstanding Texas Gulf Coast Processing credit facility. Additionally, interest expense for the year ended December 31, 2004 included $9.4 million of interest related to the payment-in-kind preferred units issued to certain pre-offering Investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a subsidiary term loan entered into in 2001. Interest expense for the year ended December 31, 2004 also included write-offs totaling $9.2 million of which (i) $8.9 million related to the remaining discount and issuance costs associated with the redeemable preferred units which were redeemed using proceeds from the initial public offering and (ii) $0.3 million related to the remaining discount associated with our purchase of the warrant issued by one of our subsidiaries to the holder of the term loan. The decrease in interest expense is due primarily to our redemption of the redeemable preferred units offset by borrowings under our Credit Facility and Term Loan Facility, discussed in “—Liquidity and Capital Resources—Our Indebtedness.”

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Texas Gulf Coast Pipelines (formerly Copano Pipelines) Segment Gross Margin.   Pipelines segment gross margin was $30.1 million for the year ended December 31, 2004 compared to $27.6 million for the year ended December 31, 2003, an increase of $2.5 million, or 9.0%. The increase was primarily attributable to higher average natural gas prices during the year ended December 31, 2004 compared to the year ended December 31, 2003, which caused an increase in margins associated with our index price-related gas purchase and transportation arrangements. During 2004, the HSC natural gas index price averaged $5.78 per MMBtu compared to $5.24 per MMBtu during 2003, an increase of $0.54, or 10%. Additionally, a portion of this increase was related to improved contract terms as a result of our contract restructuring efforts discussed above, which was partially offset (i) with milder weather during the winter heating portion of the first quarter of 2004, which resulted in lower volumes being sold to utilities under high-margin arrangements and (ii) the reduction of relatively low-margin transportation volumes in the Upper Gulf Coast and Coastal Waters regions.

Texas Gulf Coast Processing (formerly Copano Processing) Segment Gross Margin.   Processing segment gross margin was $21.4 million for the year ended December 31, 2004 compared to $3.6 million for the year ended December 31, 2003, an increase of $17.8 million, or 494.4%. For the year ended December 31, 2004, we experienced improvements of $19.9 million in our processing segment gross margin as the result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “—How We Evaluate Our Operations—Segment Gross Margin.”  As a result of unfavorable commodity prices in 2003, the Houston Central Processing Plant’s operations were severely curtailed during certain portions of that period. Processing segment gross margin was further improved as a result of increased conditioning fee revenue of $1.5 million for the year ended December 31, 2004 compared with the same period in 2003. This increase is attributable to receiving conditioning fee revenues for the full year of 2004 versus a partial year of receiving conditioning fee revenues in 2003. The increased processing segment gross margin was partially offset by an increase in processing upgrade payments of $3.6 million to natural gas suppliers, including our pipeline affiliates, for the year ended December 31, 2004 and was the result of increased value of processing in 2004.

Operations and Maintenance Expenses.   Operations and maintenance expenses totaled $12.5 million for the year ended December 31, 2004 compared with $10.9 million for the year ended December 31, 2003, an increase of $1.6 million, or 14.7%. The increase was primarily attributable to:

•       higher repair and maintenance expense totaling $0.6 million at our Houston Central Processing Plant ($0.5 million, of which $0.3 million related to painting certain facilities, repairing a cooling tower and overhauling certain engines) and in our South Texas Region ($0.1 million);

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

General Trends and Outlook

Our gross margins are influenced by the price of natural gas and by drilling activity in our operating regions. Increases in natural gas prices generally have a positive impact on our gross margins and conversely, a reduction in natural gas prices negatively impacts our gross margins. On average, natural gas prices for the last half of 2004 trended upward, and full-year 2004 average natural gas prices were higher than those in the first half of 2004. Average natural gas prices for 2005 were higher than the average full-year price in 2004. Volumes of natural gas on our pipelines also impact our gross margins. Increases in volumes gathered or transported positively impact our gross margins and conversely, reductions in volumes gathered or transported negatively impact our gross margins. Higher natural gas prices typically encourage drilling activity in our operating regions. We believe that natural gas prices will continue to fluctuate over the next twelve months, but will remain at levels sufficient to encourage high levels of drilling activity.

Our gross margins are also influenced by the price of NGLs and the content of NGLs contained in natural gas delivered to us at our plants. Increases in NGL prices have a positive impact on our gross margins and, conversely, a reduction in NGL prices negatively impacts our gross margins. On average, NGL prices for the last half of 2004 trended upward and full-year 2004 NGL prices were higher than those in the first half of 2004. Average NGL prices for 2005 were higher than the full-year average price in 2004. The content of NGLs in natural gas delivered to us at our plants also impacts our gross margins. Increases in the content of NGLs in the natural gas delivered to our plants positively impacts our gross margins if the price of NGLs exceeds the cost of the natural gas required to extract such NGLs. Conversely, reductions in the NGL content of gas delivered to our plants negatively impact our gross margins under such circumstances. We believe that NGL prices will continue to fluctuate in 2006, but at levels generally consistent with current levels.

In addition to operating and maintenance expenses, general and administrative expenses and maintenance capital expenditures, our distributable cash flow is impacted by the interest expense we pay on our indebtedness. Currently, interest rates on our outstanding borrowings fluctuate based on reserve-adjusted interbank offered market rates. Increases in interest rates have a negative impact on our distributable cash flow, and, conversely, decreases in interest rates have a positive impact on distributable cash flow. Interest rates for 2004 and 2005 have trended upwards.

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

Liquidity and Capital Resources

Cash generated from operations, borrowings under our credit facility and funds from equity and debt offerings are our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements.   We had no off-balance sheet arrangements as of December 31, 2005.

Capital Requirements.   The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•       maintenance capital expenditures, which are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•       expansion capital expenditures such as those to acquire additional assets to grow our business, to expand and upgrade gathering systems, transmission capacity, processing plants, and to construct or acquire new pipelines, or processing plants.

Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “—Our Growth Strategy—Acquisition Analysis.”

During the year ended December 31, 2005, our capital expenditures totaled $493.0 million, consisting of $487.6 million of expansion capital and $5.4 million of maintenance capital, including expenditures associated with the ScissorTail Acquisition, net of cash acquired. We funded our capital expenditures with funds from operations, borrowings under our credit facilities and the issuance of additional equity. Additional expansion capital expenditures related to completing the integration of the Runge Gathering System, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facilities and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending approximately $8.0 million to $9.0 million of maintenance capital over the next 12 months.

Total Contractual Cash Obligations.   A summary of our total contractual cash obligations as of December 31, 2005, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Within 1 Year	2-3 Years	4-5 Years	More than 5 years
	(in thousands)
Long-term debt	$398,000	$—	$—	$228,000	$170,000
Interest	281,809	32,344	64,689	64,689	120,087
Operating Leases	3,966	1,975	1,474	517	—
Total contractual cash obligations	$683,775	$34,319	$66,163	$293,206	$290,087

A summary of our total contractual cash obligations as of February 7, 2006, the date we completed the issuance of the Senior Notes, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Within 1 Year	2-3 Years	4-5 Years	More than 5 years
	(in thousands)
Long-term debt	$385,000	$—	$—	$160,000	$225,000
Interest	254,504	27,856	55,713	55,713	115,222
Operating Leases	3,669	1,678	1,474	517	—
Total contractual cash obligations	$643,173	$29,534	$57,187	$216,230	$340,222

In addition to the contractual obligations noted in the table above, we have both fixed and variable contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of December 31, 2005, we had fixed contractual commitments to purchase 169,725 MMBtu of natural gas in January 2006. All of these contracts were based on index-related prices. Using these index-related prices at December 31, 2005, we had total commitments to purchase $1.3 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During December 2005, we purchased 8,028,881 MMBtu of natural gas under such contracts.

For a discussion of our real property leases, please read Item 1 “Business—Office Facilities.”

Cash Flows.

The following summarizes our cash flows for each of the three years ended December 31, 2005, as reported in the historical consolidated statements of cash flows found in Item 8 of this Annual Report.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$280	$17,697	$15,296
Net cash used in investing activities	(491,708)	(8,920)	(6,192)
Net cash provided by (used in) financing activities	509,710	(6,369)	(9,633)
Net increase (decrease) in cash and cash equivalents	18,282	2,408	(529)
Cash and cash equivalents at beginning of year	7,015	4,607	5,136
Cash and cash equivalents at end of year	$25,297	$7,015	$4,607

Operating:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income (loss)	$30,352	$(915)	$(4,717)
Depreciation and amortization	22,775	9,287	7,031
Equity in (earnings) loss from unconsolidated affiliate	(927)	(419)	127
Deferred stock compensation, unrealized gain and other	1,309	(8)	—
Non-cash interest expense	—	17,132	8,135
Cash (used in) provided by working capital	(53,229)	(7,380)	4,720
Net cash provided by operating activities	$280	$17,697	$15,296

The overall decrease of $17.4 million in operating cash flow for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily the result of an increase in net income of $31.3 million, a decrease in non-cash items of $2.9 million and a increase in the changes in working capital components (exclusive of cash and cash equivalents) of $45.8 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $2.2 million and risk management assets of $42.6 million and a decrease in accounts payable of $1.0 million.

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

Investing:   Net cash used in investing activities was $491.7 million for the year ended December 31, 2005 compared to $8.9 million for the year ended December 31, 2004. Capital expenditures for 2005 include costs related to our ScissorTail Acquisition on August 1, 2005 and several small pipeline systems, completing the integration of the Runge Gathering System, building well interconnects, purchasing compressors, constructing a monitoring and control system for our NGL line and upgrading dehydration facilities at the inlet to the cryogenic portion of our Houston Central Processing Plant slightly offset by the release of restricted cash. Capital expenditures in 2004 include expenditures for the acquisition of compression equipment, the Karnes County Gathering System and the Runge Gathering System as well as the continued development and installation of our SCADA system.

Capital expenditures for 2003 were $6.2 million which included capital expenditures for the modification to our Houston Central Processing Plant and the development of our SCADA system.

Financing:   Net cash provided by financing activities totaled $509.7 million during the year ended December 31, 2005 and included (i) net borrowings under our credit facilities of $341.0 million, (ii) net proceeds from the private placement of common units and Class B units of $198.9 million and (iii) capital contributions of $4.2 million from our pre-offering investors and from the exercise of unit options offset by (a) distributions to our unitholders of $23.4 million, (b) deferred financing costs of $9.8 million and (c) $1.2 million of payments under short-term financing arrangements.

Cash used in financing activities for the year ended December 31, 2004, exclusive of our initial public offering proceeds, included net borrowings of long-term debt prior to our initial public offering of $3.5 million reduced by payments related to (i) cash distributions paid to the pre-offering common and preferred unitholders of $4.0 million, (ii) $3.4 million of offering costs, and (iii) debt financing related costs of $2.5 million.

We received net proceeds from our initial public offering, including proceeds from the exercise of the underwriters’ over-allotment option, of $106.9 million after deducting underwriting commissions and discounts. We used these proceeds to

•       redeem our redeemable preferred units from pre-offering investors for $78.1 million,

•       reduce existing indebtedness under our Copano Pipelines credit agreement, discussed below, by $6.0 million,

•       reduce the overall existing indebtedness of our Texas Gulf Coast Processing segment, discussed below, by $7.0 million,

•       redeem common units from certain existing investors for $13.9 million,

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

Cash Distributions and Reserves:   For a discussion of our cash distributions and reserves, please read Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

We believe that anticipated cash from operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

Description of Our Indebtedness

Credit Ratings.   At February 15, 2006, our Corporate Family Ratings was B1, the Senior Notes were rated B2 and our Speculative Grade Liquidity rating was SGL-3 with a stable outlook as assigned by Moody’s Investor Services. Our Corporate Family Ratings was BB- and the Senior Notes were rated B with a stable outlook as assigned by Standard and Poor’s.

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

On August 1, 2005, we initially borrowed $232.0 million under the Credit Facility to: (i) partially finance the ScissorTail Acquisition and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility. Additionally, in connection with our ScissorTail Acquisition, a $0.9 million standby letter of credit was assumed by us, which remains outstanding at December 31, 2005. Borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash distributable to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

The Credit Facility contains various covenants that limit our and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside our current lines of business or certain related lines of business; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits our and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including under the Term Loan Facility (as discussed below), purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, unsecured indebtedness not to exceed $5.0 million and unsecured indebtedness qualifying as subordinated debt.

The Credit Facility also contains covenants, which, among other things, require us and certain of our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•       EBITDA to interest expense of not less than 2.5 to 1.0 through September 30, 2005, 2.75 to 1.0 from December 31, 2005 through June 30, 2006 and 3.0 to 1.0 thereafter;

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

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

Based upon the senior debt to EBITDA ratio calculated as of December 31, 2005 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $122.0 million of unused capacity under the Credit Facility.

The obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and substantially all of the assets of our subsidiaries (other than Webb Duval, Southern Dome and certain subsidiaries with insignificant assets). Additionally, the obligations under the Credit Facility are guaranteed by substantially all of our subsidiaries (other than Webb Duval, Southern Dome and certain subsidiaries with insignificant assets).

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

The effective average interest rate on borrowings under the Credit Facility was 6.15% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of December 31, 2005. Interest and other financing costs related to the Credit Facility totaled $6.6 million for the period from August 1, 2005 through December 31, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of December 31, 2005, the unamortized portion of debt issue costs totaled $4.7 million.

Management believes that we are in compliance with the covenants under the Credit Facility as of December 31, 2005. If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.

Term Loan Facility.   On August 1, 2005, we entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. On February 7, 2006, we used the proceeds from the issuance of the Senior Notes to repay and terminate this term loan facility, as discussed below.

The effective average interest rate on borrowings under the Term Loan Facility was 9.29% as of December 31, 2005. Interest and other financing costs related to the Term Loan Facility totaled $9.9 million for the period from August 1, 2005 through December 31, 2005. Costs incurred in connection with the establishment of this credit facility were being amortized over the estimated term of the Term Loan Facility, and as of December 31, 2005, the unamortized portion of debt issue costs totaled $0.6 million.

Senior Notes.   On February 7, 2006, we completed the sale of the Senior Notes due 2016. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $219.4 million to (i) repay and terminate our Term Loan Facility discussed above, (ii) reduce the balance outstanding under our Credit Facility by $68.0 million and (iii) pay expenses of approximately $1.4 million.

The Senior Notes represent our senior unsecured obligations and rank pari passu in right of payment with all our other present and future senior indebtedness. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any). The Senior Notes rank senior in right of payment to all of our future subordinated indebtedness.

The Senior Notes are jointly and severally guaranteed by all of our current wholly-owned subsidiaries (other than Copano Energy Finance Corporation, a wholly-owned subsidiary, and the co-issuer of the Senior Notes) and by certain of our future subsidiaries. The subsidiary guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries). The subsidiary guarantees rank senior in right of payment to any future subordinated indebtedness of our guarantor subsidiaries.

Before March 1, 2009, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of a public or private equity offering at 108.125% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The Senior Notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.0625%
2012	102.7083%
2013	101.3542%
2014 and thereafter	100.0000%

The Indenture governing the Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•       sell assets;

•       pay distributions on, redeem or repurchase our units or redeem or repurchase our subordinated debt;

•       make investments;

•       incur or guarantee additional indebtedness or issue preferred units;

•       create or incur certain liens;

•       enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•       consolidate, merge or transfer all or substantially all of our assets;

•       engage in transactions with affiliates;

•       create unrestricted subsidiaries; and

•       enter into sale and leaseback transactions.

These covenants are subject to important exceptions and qualifications and, additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, many of these covenants will terminate.

We have agreed to conduct a registered exchange offer for the Senior Notes or to cause to become effective a shelf registration statement providing for resales of the Senior Notes. If we fail to satisfy these obligations on a timely basis, we have agreed to pay additional interest to holders of the Senior Notes under some circumstances.

Recent Accounting Pronouncements

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share Based Payment” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board, or APB, Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in the first reporting period after January 1, 2006. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, we must restate previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. We have adopted this standard effective January 1, 2006.

We have commenced the analysis of the impact of SFAS No. 123(R), but have not yet decided whether we will use the modified prospective method or elect to use the modified retrospective method or whether we will elect to use straight line amortization or an accelerated method. Accordingly, we cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that we probably will recognize a greater expense for any awards that we may grant in the future than we would using the current guidance. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Exchanges of Nonmonetary Assets as Amendment of APB No. 29.   In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB No. 29.”  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted this statement beginning July 1, 2005. The adoption of this statement had no impact on our previously issued financial statements and is not expected to have a material impact on future financial statements.

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.   In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. In these circumstances, we are required to determine if there is a range of potential settlement dates and the probabilities associated with this range based on a variety of factors including the entity’s past practice, industry practice, management’s intent, and the assets economic life. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 effective December 31, 2005 and the adoption did not have a significant impact on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections.   In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material effect on our financial position or results of operations.

Accounting for Purchases and Sales of Inventory with the Same Counterparty.   In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the years ended December 31, 2005 and 2004, the reported natural gas sales revenues and the reported cost of natural gas and natural gas liquids would be reduced by the amounts shown in footnotes (1) and (2) to the consolidated statements of operations. We do not expect that the adoption of Issue 04-13 will have a material effect on our financial position, results of operations or cash flows.

Significant Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. For further details on our accounting policies, please read Notes 2 and 3 to the Consolidated Financial Statements contained in Item 8 in this Annual Report.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments previously classified as equity be classified as liabilities or, in some cases, as assets. We adopted SFAS No. 150 effective July 1, 2003 and classified our redeemable preferred units as a liability and recorded the value of the paid-in-kind, or PIK, preferred unit distributions issued to the redeemable preferred unitholders as interest expense, whereas prior to the adoption of SFAS No. 150, these distributions were recorded as a direct reduction of the accumulated deficit. Additionally, the accretion of the allocated value assigned to the warrants held by the holders of the redeemable preferred units was recorded as interest expense upon adoption of SFAS No. 150 whereas previously this accretion was recorded as a direct reduction of paid-in-capital. Please read Notes 2 and 8 to our Consolidated Financial Statements contained in Item 8 in this Annual Report.

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

Asset Retirement Obligation.   SFAS No. 143, Accounting for Asset Retirement Obligations requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard was effective for us on January 1, 2003. Under the implementation guidelines of SFAS No. 143, we reviewed our long-lived assets for asset retirement obligations, or AROs, and based on our analysis, we determined we were not required to recognize any potential liabilities under SFAS 143. However, as discussed above, effective December 31, 2005, we adopted FIN 47 which established criteria for conditional ARO’s. Conditional ARO’s are those where a firm obligation exists and there is uncertainty about either the timing or method of settlement. In these circumstances, we are required to determine if there is a range of potential settlement dates and the probabilities associated with this range based on a variety of factors including the entity’s past practice, industry practice, management’s intent, and the assets economic life. We have made our best determination of the settlement costs and timing for those assets with legal or statutory retirement obligations, and have recorded a conditional ARO asset and liability at December 31, 2005. These liabilities include ARO liabilities related to those (i) right-of-way easements over property not owned by us, and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility. Future amortization of the ARO asset and accretion of the ARO liability will be recognized in earnings. None of our assets are legally restricted for purposes of settling asset retirement obligations.

Equity Method of Accounting.   Although we own a 62.5% partnership interest in Webb Duval and a majority interest in Southern Dome, we account for both of these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of Webb Duval and Southern Dome.

Revenue Recognition.   Our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer at contractually agreed-upon pricing. Transportation, compression and processing-related revenues are recognized in the period when the service is provided.

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Annual Report, including, but not limited to, those under “—Results of Operation” and “—Liquidity and Capital Resources” are forward-looking statements. Statements included in this Annual Report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include statements related to plans for growth of the business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•       Our ability to successfully integrate any acquired assets or operations;

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

•       The effects of government regulations and policies; and

•       Other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Annual Report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report under Item 1A “—Risk Factors.”  All forward-looking statements included in this Annual Report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives, and similar requirements. Our Risk Management Policy prohibits the use of derivative instruments for speculative purposes.

Commodity Prices

Commodity Price Risk.   NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (1) processing or conditioning at our processing plants or third-party processing plants and (2) purchasing and selling volumes of natural gas at index-related prices.

The processing contracts in our Mid-Continent Operations segment are predominantly percentage-of-proceeds arrangements. Under these arrangements, we generally receive and process natural gas on behalf of producers and sell the resulting residue gas and NGL volumes. As payment, we retain an agreed-upon percentage of the sales proceeds, which results in effectively long positions in both natural gas and NGLs. Accordingly, our revenues and gross margins increase as natural gas and NGL prices increase, and revenues and gross margins decrease as natural gas and NGL prices decrease.

The impacts of commodity prices on our Texas Gulf Coast Processing segment are more complex, involving the interplay between our contractual arrangements and the ability of our Houston Central Processing Plant to either process or condition gas depending on a price relationship known as the processing spread or processing margin. Under those arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under a significant number of these arrangements, we also charge producers and third-party transporters a conditioning fee. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs reduces the BTUs of the natural gas, and to replace these BTUs, we must purchase natural gas at market prices for return to producers or transporters. When NGL prices are high relative to natural gas prices, the processing margin is said to be positive, and we operate our Houston Central Processing Plant in a manner intended to extract NGLs to the fullest extent possible. Because of our contractual arrangements, operating our Houston Central Processing Plant in maximum recovery mode creates a long position in NGLs and a short position in natural gas. When processing margins are negative, we operate Houston Central Processing Plant in conditioning mode to extract the least amount of NGLs needed to meet downstream pipeline hydrocarbon dew point specifications. The ability to condition rather than fully process natural gas provides an operational hedge that allows us to reduce our commodity price exposure. Operating our Houston Central Processing Plant in conditioning mode creates positions in NGLs and natural gas that reduce our long or short commodity positions to relatively nominal levels in our Texas Gulf Coast segments.

In order to calculate the sensitivity of our gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. Our analysis included the operations of our newly acquired Mid-Continent Operations segment, beginning on August 1, 2005. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $2.1 million to our gross margin for the year ended December 31, 2005. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $1.7 million decrease to our gross margin, and vice versa, for the year ended December 31, 2005. These relationships are not necessarily linear. If processing margins are negative, we can operate our Houston Central Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our gross margin.

Hedging Activities.   We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our Risk Management Policy, which allows management to:

•       purchase put options on West Texas Intermediate (“WTI”) crude oil;

•       purchase put or call options and collars (purchase of a put together with the sale of a call) and/or sell fixed for floating swaps on natural gas at Henry Hub, Houston Ship Channel or other highly liquid points relevant to our operations; and

•       purchase put options and collars (purchase of a put together with the sale of a call) and/or sell fixed for floating swaps on natural gas liquids to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway.

The policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•       maturities with respect to the purchase of any crude oil or natural gas liquids hedge instruments must be limited to three years from the date of the transaction;

•       maturities with respect to the purchase of any natural gas hedge instruments must be limited to four years from the date of the transaction;

•       notional volume must not exceed (i) 60% of the projected requirements or output, as applicable, for the hedged period with respect to the purchase of crude oil or natural gas liquids put options, and (ii) 80% of the projected requirements or output, as applicable, for the hedged period with respect to the purchase of natural gas put or call options; and

•       The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.

Our policy of limiting swaps as a percentage of our overall hedge positions is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Our Risk Management Policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.

We will seek, whenever possible, to enter into hedge transactions that meet or exceed the requirements for effective hedges as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Mid-Continent Operations Segment.   Natural gas for our Mid-Continent Operations segment is hedged using the CenterPoint East index, the principal index used to price the underlying commodity. With the exception of natural gasoline and condensate, NGLs are contractually priced using the Conway index, but since there is an extremely limited forward market for Conway, we use Mt. Belvieu hedge instruments instead. While this creates the potential for basis risk, statistical analysis reveals that the two indices are highly correlated.

Texas Gulf Coast Pipelines and Processing Segments.   With the exception of natural gasoline and condensate, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. We do not hedge natural gas for the Texas Gulf Coast Pipelines and Processing segments because our natural gas position is neutral to short due to our contractual arrangements and the ability of the Houston Central Processing Plant to switch between full recovery and conditioning mode. Because of our ability to reject ethane, we have not hedged our ethane production from our Texas Gulf Coast Processing segment.

The following table summarizes our commodity hedge portfolio as of December 31, 2005 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike (Per MMBtu)	Put Volumes MMBtu/d
2006	$9.90	7,750
2007	$8.75	9,750
2008	$7.75	5,000
2009	$6.95	5,000

Purchased Purity Ethane Puts and entered into swaps as listed below:

	Put Strike (per gallon)	Put Volumes Bbls/d	Swap price (per gallon)	Swap Volumes Bbls/d
2006	$0.7125	568	$0.7315	568
2007	$0.6365	599	$0.6525	599
2008	$0.5700	607	$0.5650	607

Purchased TET Propane Puts and entered into swaps as listed below:

	Put Strike (per gallon)	Put Volumes Bbls/d	Swap price (per gallon)	Swap Volumes Bbls/d
2006	$0.9525	2,508	$1.0000	659
2007	$0.8930	2,575	$0.9375	726
2008	$0.8360	2,594	$0.8700	745

Purchased Non-TET Isobutane Puts and entered into swaps as listed below:

	Put Strike (per gallon)	Put Volumes Bbls/d	Swap price (per gallon)	Swap Volumes Bbls/d
2006	$1.1425	613	$1.2050	83
2007	$1.0675	620	$1.1250	90
2008	$0.9900	622	$1.0450	92

Purchased Non-TET Normal-Butane Puts and entered into swaps as listed below:

	Put Strike (per gallon)	Put Volumes Bbls/d	Swap price (per gallon)	Swap Volumes Bbls/d
2006	$1.1400	780	$1.2000	241
2007	$1.0650	803	$1.1200	264
2008	$0.9875	810	$1.0400	271

Purchased WTI Crude Oil Puts as listed below:(1)

	Put Strike (per barrel)	Put Volumes Bbls/d
2006	$48.00	2,000
2007	$48.00	2,000

(1)          WTI Crude Oil Puts were purchased in July 2005. Volumes are based on a 30-day month.

Interest Rates

Our interest rate exposure results from variable rate borrowings under our debt agreements. As of the quarter ended December 31, 2005, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our credit facilities of $398.0 million, which had an average floating interest rate of 7.6%. A 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.0 million annually.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our Risk Management Policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our most senior credit agreement. In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted). Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive in return a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense.

Risk Management Oversight

Our Risk Management Committee is responsible for our compliance with our Risk Management Policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight.

Credit Risk and Significant Customers

We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the year ended December 31, 2005, Kinder Morgan Texas Pipeline, L.P. (26%), Oneok Hydrocarbons, L.P. (14%) and a subsidiary of Dow Chemical (12%) collectively accounted for approximately 52% of our revenue. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, options and other financial instruments with similar characteristics to mitigate the risks of certain identifiable and anticipated transactions consistent with our Risk Management Policy. In general, the type of risks we attempt to hedge are those related to the variability of future earnings, fair values of certain debt instruments and cash flows resulting from changes in applicable commodity prices or interest rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Item 8.                        Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-58 of this Annual Report and are incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2005.

Internal Control Over Financial Reporting and the ScissorTail Energy Acquisition

On August 1, 2005, we completed the ScissorTail Acquisition, which met the criteria of being a significant acquisition for us. For additional information regarding the acquisition, please read Item 1 “Business” of this Annual Report. As of December 31, 2005, ScissorTail represented approximately 72% of our total consolidated assets. In addition, these operations accounted for 78% and 27% of our consolidated net income and revenue, respectively, for the year ended December 31, 2005.

On June 22, 2004, the Office of the Chief Accountant of the SEC issued guidance regarding the reporting of internal control over financial reporting in connection with a major acquisition. On October 6, 2004, the SEC revised its guidance to include expectations of quarterly reporting updates of new internal control and the status of the control regarding any exempted businesses.

We have excluded ScissorTail from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2005. A summary of the reasons for exclusion follow:

•       ScissorTail utilized a financial accounting (i.e. a general ledger) computer system that is different from that used by us. For practical reasons, ScissorTail remained on these systems through December 31, 2005. We plan to convert the ScissorTail financial systems to the systems that we utilize in 2006.  As a result, we believe that reporting on the controls relating to the computer system used by ScissorTail during 2005 would not be useful to our investors since these systems will be discontinued.

•       We are in the process of implementing our internal control structure over the operations of ScissorTail. Due to the magnitude of the businesses, we expect that this effort will be completed in 2006. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
AS OF DECEMBER 31, 2005

The management of Copano Energy, L.L.C. and its consolidated subsidiaries, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. However, our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the control system are met.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. This assessment included design effectiveness and operating effectiveness of internal control over financial reporting as well as the safeguarding of our assets. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria excluding ScissorTail. ScissorTail was acquired on August 1, 2005 and the associated financial statements reflect total assets and revenues constituting approximately 72% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. An explanation of this exclusion and the reasons for excluding ScissorTail is provided in Item 9A of this Annual Report.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein under Item 9A of this Annual Report.

Our Audit Committee is composed of directors who are not officers or employees of our company. It meets regularly with members of management, the internal auditors and the representatives of the independent registered public accounting firm to discuss the adequacy of our internal control over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit Committee all of our significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and internal auditors have direct access to the Audit Committee without the presence of management.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2006.

/s/ JOHN R. ECKEL, JR.	/s/ MATTHEW J. ASSIFF
Chairman of the Board of Directors and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Copano Energy, L.L.C. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at ScissorTail Energy, LLC, which was acquired on August 1, 2005 and whose financial statements constitute 72 percent of total assets and 27 percent of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at ScissorTail Energy, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the required adoption of a new accounting principal for accounting for conditional asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 16, 2006

Item 9B.               Other Information

On March 2, 2005, we filed a Current Report on Form 8-K announcing that our Board of Directors had approved the Copano Energy, L.L.C. Management Incentive Compensation Plan, or the Plan, upon the recommendation of the Compensation Committee of the Board. In addition, we announced that the Compensation Committee had adopted the 2005 Administrative Guidelines for the Plan, which designated plan participants and target awards for 2005. In April 2005, Ron W. Bopp was elected as our Senior Vice President, Corporate Development and in May 2005, Wayne Harrison was elected as our Vice President and Chief Information Officer. In connection with their election as officers, the Compensation Committee designated Mr. Bopp and Mr. Harrison as participants in the Plan for 2005 and established target awards for them of 50% and 30%, respectively.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Unitholders set forth under the caption “Proposal One—Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.                 Executive Compensation

The information required by Item 11, including information concerning grants under our equity compensation plan for directors and employees, is incorporated herein by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Unitholders set forth under the captions “The Board of Directors and its Committees—Director Compensation” and “Executive Compensation” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12, including information concerning ownership and options under our equity compensation plan for directors and employees, is incorporated herein by reference to our Proxy Statement for our 2006 Annual Meeting of Unitholders set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 13.                 Certain Relationships and Related Parties

The information required by Item 13 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Unitholders set forth under the caption “Certain Relationships and Related Transactions” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.                 Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Unitholders set forth under the caption “Proposal Two—Ratification of Independent Public Accountants” to be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(1) and (2)  Financial Statements

The consolidated financial statements of Copano Energy, L.L.C. are listed on the Index to Financial Statements to this Annual Report beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this Annual Report or incorporated by reference.

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

3.5

Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).

4.1

Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).

4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4

Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).

4.5

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

4.6

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

4.7*	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada.
4.8*	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada.
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

10.11

Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).

10.12

Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to Registration Statement on Form S-1/A filed November 2, 2004).

10.13

Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).

10.14

First Amendment to Employment Agreement between CPNO Services, L.P. and James J. Gibson, III, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).

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

10.17

Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

10.18	Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.19	Form of Grant of Options (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.20	Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.21	Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan. (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.22

Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).

10.23	Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2005).
10.24	2005 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2005).
10.25

Unitholder Voting Agreement dated as of August 1, 2005 by and among Copano Partners Trust, MBP III AIV, L.P., MBP Onapoc Holdings LLC, R. Bruce Northcutt and Matthew J. Assiff (incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.26

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

10.27

Bridge Loan Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.28	Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.29

Employment Agreement between ScissorTail Energy, L.L.C. and Bruce Roderick dated as of August 1, 2005 (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.30

Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.31

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

10.33

Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.34

Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.36	First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005).
10.37

Purchase Agreement dated as of January 31, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2006).

10.38	2006 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006).
21.1	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

32.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*                    Filed herewith.

†                    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 16th day of March 2006.

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

Signature	Title	Date
/s/ JOHN R. ECKEL, JR.	Chairman of the Board of Directors and	March 16, 2006
John R. Eckel, Jr.	Chief Executive Officer (Principal Executive Officer)
/s/ MATTHEW J. ASSIFF	Senior Vice President and Chief Financial	March 16, 2006
Matthew J. Assiff	Officer (Principal Financial Officer)
/s/ LARI PARADEE	Vice President and Controller (Principal	March 16, 2006
Lari Paradee	Accounting Officer)
/s/ ROBERT L. CABES, JR.	Director	March 16, 2006
Robert L. Cabes, Jr.
/s/ JAMES G. CRUMP	Director	March 16, 2006
James G. Crump
/s/ ERNIE L. DANNER	Director	March 16, 2006
Ernie L. Danner
/s/ MICHAEL L. JOHNSON	Director	March 16, 2006
Michael L. Johnson

/s/ SCOTT A. GRIFFITHS	Director	March 16, 2006
Scott A. Griffiths
/s/ T. WILLIAM PORTER	Director	March 16, 2006
T. William Porter
/s/ WILLIAM L. THACKER	Director	March 16, 2006
William L. Thacker

COPANO ENERGY, L.L.C.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ capital and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Copano Energy, L.L.C. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the financial statements, effective July 1, 2003, the Company changed its accounting for financial instruments with the characteristics of both liabilities and equity and effective December 31, 2005, the Company changed its accounting for conditional asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 16, 2006

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except unit information)
ASSETS
Current assets:
Cash and cash equivalents	$25,297	$7,015
Escrow cash	—	1,000
Accounts receivable, net	83,297	37,045
Accounts receivable from affiliates	—	1,141
Risk management assets	10,067	—
Prepayments and other current assets	2,474	1,300
Total current assets	121,135	47,501
Property, plant and equipment, net	532,320	119,683
Intangible assets, net	97,551	4,469
Investment in unconsolidated affiliates	7,901	4,371
Risk management assets	24,778	—
Other assets, net	9,065	2,375
Total assets	$792,750	$178,399
LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$96,001	$36,960
Accounts payable to affiliates	189	127
Notes payable	1,272	350
Other current liabilities	10,970	777
Total current liabilities	108,432	38,214
Long-term debt	398,000	57,000
Risk management and other noncurrent liabilities	4,515	829
Commitments and contingencies (Note 14)
Members’ capital:
Common units, no par value, 14,100,508 units and 7,056,252 units issued and outstanding as of December 31, 2005 and 2004, respectively	297,592	94,325
Subordinated units, no par value, 3,519,126 units issued and outstanding as of December 31, 2005 and 2004	10,379	10,379
Paid-in capital	4,068	—
Accumulated deficit	(14,941)	(21,927)
Deferred compensation	(3,949)	(421)
Other comprehensive loss	(11,346)	—
	281,803	82,356
Total liabilities and members’ capital	$792,750	$178,399

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except unit information)
Revenue:
Natural gas sales(1)	$496,551	$262,317	$315,521
Natural gas sales—affiliates	355	557	10
Natural gas liquids sales	224,695	161,570	60,307
Transportation, compression and processing fees	15,079	11,295	7,690
Transportation, compression and processing fees—affiliates	31	75	33
Other	11,032	1,842	1,010
Total revenue	747,743	437,656	384,571
Costs and expenses:
Cost of natural gas and natural gas liquids(2)	636,461	381,615	348,336
Cost of natural gas and natural gas liquids—affiliates	4,854	2,465	2,390
Transportation	1,862	1,583	2,469
Transportation—affiliates	475	492	181
Operations and maintenance	18,459	12,486	10,854
Depreciation and amortization	17,052	7,287	6,091
General and administrative	18,156	9,217	5,849
Taxes other than income	1,178	770	926
Equity in (earnings) loss from unconsolidated affiliates	(927)	(419)	127
Total costs and expenses	697,570	415,496	377,223
Operating income	50,173	22,160	7,348
Other income (expense):
Interest and other income	640	85	43
Interest and other financing costs	(20,461)	(23,160)	(12,108)
Net income (loss)	$30,352	$(915)	$(4,717)
Basic net income (loss) per equivalent unit (Notes 2 and 9):
Net income (loss)	$2.31	$(0.35)	$(6.21)
Weighted average number of equivalent units	9,643	2,599	1,405
Diluted net income (loss) per equivalent unit (Notes 2 and 9):
Net income (loss) per equivalent unit	$2.29	$(0.35)	$(6.21)
Weighted average number of equivalent units	13,254	2,604	1,405
(1) Includes sales related to purchases/sales with the same counterparty:	$32,384	$—	$—
(2) Includes purchases related to purchases/sales with the same counterparty:	$32,778	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$30,352	$(915)	$(4,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,052	7,287	6,091
Amortization of debt issue costs	5,723	2,000	940
Equity in (earnings) loss from unconsolidated affiliates	(927)	(419)	127
Payment-in-kind interest on subordinated debt	—	814	3,908
Payment-in-kind interest to preferred unitholders	—	6,508	3,446
Accretion of preferred unitholders warrant value	—	9,405	781
Accretion of subsidiary warrant value	—	405	—
Deferred compensation	1,283	53	—
Other noncash items	26	(61)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,986)	(11,440)	(1,150)
Accounts receivable from affiliates	1,261	(370)	(504)
Prepayments and other current assets	2,771	85	162
Risk management assets	(42,635)	—	—
Accounts payable	19,658	5,591	5,101
Accounts payable to affiliates	62	(1,244)	439
Other current liabilities	(16,360)	(2)	672
Net cash provided by operating activities	280	17,697	15,296
Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(10,054)	(8,590)	(6,054)
Acquisitions, net of cash acquired	(479,288)	(330)	(138)
Investment in unconsolidated affiliates	(2,722)	—	—
Escrow cash	1,001	1	(1)
Other	(645)	—	—
Net cash used in investing activities	(491,708)	(8,919)	(6,193)
Cash Flows From Financing Activities:
Repayments of long-term debt	(94,000)	(34,313)	(21,800)
Proceeds from long-term debt	435,000	40,000	14,000
Repayment of short-term notes payable	(1,207)	—	—
Repayment of subordinated debt	—	(15,199)	—
Repayments of other long-term obligations	—	(991)	(89)
Deferred financing costs	(9,802)	(2,063)	(135)
Payment of subscription receivable	—	143	—
Distributions to special unitholders	—	(143)	—
Distributions to unitholders	(23,366)	(4,000)	—
Proceeds from initial public offering of common units, net of underwriting discounts and commissions of $8,050	—	106,950	—
Proceeds from private placement of common units	64,499	—	—
Proceeds from private placement of Class B units	135,503	—	—
Capital contributions from Pre-Offering Investors (Note 9)	4,068	—	—
Equity offering costs	(1,074)	(4,322)	(798)
Proceeds from option exercises	89	—	—
Redemption of preferred units	—	(78,077)	—
Distributions to preferred unitholders	—	—	(810)
Redeem common units	—	(13,950)	—
Purchase warrants issued by subsidiary	—	(405)	—
Net cash provided by (used in) financing activities	509,710	(6,370)	(9,632)
Net increase (decrease) in cash and cash equivalents	18,282	2,408	(529)
Cash and cash equivalents, beginning of year	7,015	4,607	5,136
Cash and cash equivalents, end of year	$25,297	$7,015	$4,607

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Common	Class B	Subordinated	Common Special	Junior	Junior Special	Other	Total Compre-
	Number of Units	Common Units	Number of Units	Class B Units	Number of Units	Subord- inated Units	Number of Units	Common Special Units	Number of Units	Junior Units	Number of Units	Junior Special units	Paid-in Capital	Accumulated Earnings (Deficit)	Subscription Receivable	Deferred Compen- sation	Compre- hensive Loss	Total	hensive Income (Loss)
	(in thousands)
Balance, December 31, 2002	1,299	$ 3,471	—	$ —	—	$ —	54	$ 54	620	$ 526	18	$ 9	$ 11,095	$ (8,289)	$ (63)	$ —	$ (226)	$ 6,577	$ —
Equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	1,258	—	—	—	—	1,258	—
Payment-in-kind preferred distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,453)	—	—	—	(2,453)	—
Accretion of preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(743)	—	—	—	(743)	—
Distributions to preferred unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(810)	—	—	—	(810)	—
Issuance common and junior special units	—	—	—	—	—	—	100	100	—	—	40	20	—	—	—	—	—	120	—
Subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	—	(120)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,717)	—	—	—	(4,717)	(4,717)
Change in fair value of derivatives used for hedging purposes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	226	226	226
Comprehensive loss																			$ (4,491)
Balance, December 31, 2003	1,299	3,471	—	—	—	—	154	154	620	526	58	29	12,353	(17,012)	(183)	—	—	(662)	—
Subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	183	—	—	183	—
Distribution to special unitholders	—	—	—	—	—	—	—	(121)	—	—	—	(22)	—	—	—	—	—	(143)	—
Distribution to pre-Offering unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,000)	—	—	—	(4,000)	—
Unit exchange	739	2,540	—	—	3,519	10,379	(154)	(33)	(620)	(526)	(58)	(7)	(12,353)	—	—	—	—	—	—
Issuance of common units to public	5,750	115,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	115,000	—
Offering costs	—	(13,170)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,170)	—
Redeem common units from certain pre-Offering unitholders	(750)	(13,950)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,950)	—
Issuance of restricted units	18	434	—	—	—	—	—	—	—	—	—	—	—	—	—	(434)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(915)	—	—	—	(915)	(915)
Comprehensive loss																			$ (915)
Balance, December 31, 2004	7,056	94,325	—	—	3,519	10,379	—	—	—	—	—	—	—	(21,927)	—	(421)	—	82,356	—
Capital contributions from Pre-Offering Investors	—	—	—	—	—	—	—	—	—	—	—	—	4,068	—	—	—	—	4,068	—
Private placement of units	2,082	64,499	4,831	135,503	—	—	—	—	—	—	—	—	—	—	—	—	—	200,002	—
Offering costs	—	(777)	—	(858)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,635)	—
Conversion of Class B units into common units	4,831	134,645	(4,831)	(134,645)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,366)	—	—	—	(23,366)	—
Option exercises	5	89	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	89	—
Issuance of restricted units	127	4,811	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,811)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,283	—	1,283	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	30,352	—	—	—	30,352	30,352
Changes in fair value of derivatives used for hedging purposes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,346)	(11,346)	(11,346)
Comprehensive income																			$ 19,006
Balance, December 31, 2005	14,101	$ 297,592	—	$ —	3,519	$ 10,379	—	$ —	—	$ —	—	$ —	$ 4,068	$ (14,941)	$ —	$ (3,949)	$ (11,346)	$ 281,803

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our wholly-owned subsidiaries, provide midstream energy services, including gathering, transportation, treating, processing and conditioning services in the Texas Gulf Coast region and, as a result of the acquisition of ScissorTail Energy, LLC (“ScissorTail”) on August 1, 2005, in central and eastern Oklahoma (see Note 4). Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us,” or like terms refer to Copano Energy, L.L.C. and its wholly-owned subsidiaries, including ScissorTail.

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to our gas processing plants, either on our pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated into select component NGL products, including ethane, propane, isobutene, normal butane, natural gasoline and stabilized condensate. We also own and operate an NGL products pipeline extending from our Houston Central Processing Plant near Sheridan, Texas to the Houston area. We refer to our natural gas pipeline Texas operating subsidiaries collectively as “Texas Gulf Coast Pipelines,” to our Texas processing and related activities collectively as “Texas Gulf Coast Processing” and to our operations in central and eastern Oklahoma as “Mid-Continent Operations.”

On November 15, 2004, we completed our initial public offering (the “Offering”) of 5,750,000 common units, inclusive of 750,000 common units that were issued as a result of the underwriters’ exercise of their over-allotment option. The common units issued in the Offering were sold at $20.00 per common unit and the net proceeds from the Offering were used (i) to redeem our redeemable preferred units from certain of our investors existing prior to the Offering (our “Pre-Offering Investors”), (ii) to reduce existing indebtedness, (iii) to pay other obligations, (iv) to pay expenses of the Offering and (v) to redeem common units, on a pro rata basis, from certain Pre-Offering Investors.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. Although we, through certain of our subsidiaries, own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, and a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, we account for both of these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of Webb Duval and Southern Dome (see Note 6). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

Two of our wholly-owned subsidiaries, Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), both Delaware corporations, are the only entities within our consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of the Texas Gulf Coast Pipelines entities and CEFC was formed in July 2005, and is a co-issuer of the senior notes issued in February 2006 (see Note 7). As of December 31, 2004, CGP had estimated a net operating loss (“NOL”) carryforward of approximately

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$265,000, for which a valuation allowance had been recorded. During the year ended December 31, 2005, we determined that CGP had utilized this NOL carryforward. No significant income tax expense was recognized for the years ended December 31, 2005, 2004 and 2003. Except for income allocated to CGP, income is taxable directly to our unitholders holding our membership interests.

Use of Estimates

The preparation of the financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Although our management believes the estimates are appropriate, actual results can differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit with maturities of three months or less at the time of purchase.

Escrow Cash

Escrow cash includes cash that was contractually restricted for interest expense due currently. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Amount outstanding as of December 31, 2004 represented an escrow for the CHC Facility discussed in Note 7.

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

We place our cash and cash equivalents with high-quality institutions and in money market funds. We derive our revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding each party’s ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset. We also use prepayments and guarantees to limit credit risk to ensure that our management’s established credit criteria are met. The activity in the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2005	$356	$(285)	$(7)	$64
Year ended December 31, 2004	$200	$202	$(46)	$356
Year ended December 31, 2003	$—	$208	$(8)	$200

Property, Plant and Equipment

Our property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, gas processing, conditioning and treating facilities and other related facilities, which are carried at cost less accumulated depreciation. We charge repairs and maintenance against income when incurred and capitalize renewals and betterments, which extend the useful life or expand the capacity of the assets. We calculate depreciation on the straight-line method principally over 20-year and 30-year estimated useful lives of our assets. The weighted average useful lives are as follows:

Pipelines and equipment	24 years
Gas processing plant and equipment	28 years
Office furniture and equipment	5 years

We capitalize interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets.

We review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This review consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying value. Estimates of expected future cash flows represent our management’s best estimate based on reasonable and supportable assumptions.

Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $2,503,000, $434,000, and $377,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately: 2006—$5,387,000; 2007—$5,347,000; 2008—$5,280,000; 2009—$5,211,000; and 2010—$5,180,000. Intangible assets consisted of the following (in thousands):

	December 31,
	2005	2004
Rights-of-way and easements, at cost	$59,693	$6,552
Contracts	42,444	—
Customer relationship	725	725
Less accumulated amortization	(5,311)	(2,808)
Intangible assets, net	$97,551	$4,469

For the years ended December 31, 2005 and 2004, the weighted average amortization period for all of our intangible assets was 20 years and 17.2 years, respectively. The weighted average amortization period for our rights-of-way and easements and contracts was 24 years and 14.6 years, respectively, as of December 31, 2005.

Other Assets

Other assets primarily consist of costs associated with debt issuance costs and long-term contracts net of related accumulated amortization. Amortization of other assets is calculated using the straight-line method over the maturity of the associated debt or the expiration of the contract.

Transportation and Exchange Imbalances

In the course of transporting natural gas and natural gas liquids for others, we may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2005 and 2004, we had imbalance receivables totaling $743,000 and $454,000 and imbalance payables totaling $373,000 and $602,000, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

Asset Retirement Obligation

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires us to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset is recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard became effective for us on January 1, 2003.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the implementation guidelines of SFAS No. 143, we reviewed our long-lived assets for asset retirement obligations (“ARO”), and based on our analysis, we determined we were not required to recognize any potential liabilities under SFAS 143. Future amortization of the ARO asset and accretion of the ARO liability will be recognized in earnings.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In these circumstances, we are required to determine if there is a range of potential settlement dates and the probabilities associated with this range based on a variety of factors including the entity’s past practice, industry practice, management’s intent, and the assets economic life. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 effective December 31, 2005 and the adoption of FIN 47 did not have a significant impact on our financial position, results of operations or cash flows. See Note 5.

Revenue Recognition

Our natural gas and natural gas liquids revenue is recognized in the period when the physical product is delivered to the customer at contractually agreed-upon pricing.

A significant portion of our sale and purchase arrangements are accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements that establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.

We occasionally enter into buy/sell arrangements that are accounted for on a net basis in the statements of operations as either a natural gas sale or a cost of natural gas, as appropriate.

Transportation, compression and processing-related revenue are recognized in the period when the service is provided and include our fee-based service revenue for services such as transportation, compression and processing including processing under tolling arrangements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, we recognize all derivatives as either risk management assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of financial instruments over time are recognized into earnings unless specific hedging criteria are met. If the financial instruments meet the hedging criteria, changes in fair value will be recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges. Ineffectiveness in cash flow hedges is recognized in earnings in the period in which the ineffectiveness occurs. Gains and losses on cash flow hedges are reclassified to operating revenue as the forecasted transactions occur. We included changes in our risk management activities in cash flow from operating activities on the consolidated statement of cash flows.

SFAS No. 133 provides that normal purchases and normal sales contracts are not subject to the statement. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all forward contracts fall within a one-month to five-year terms; however, we do have certain contracts which extend through the life of the dedicated production.

We use financial instruments such as puts, swaps, and other derivatives to mitigate the risks to earnings and cash flows resulting from changes in commodity prices and interest rates. We recognize these transactions as assets and liabilities on our consolidated balance sheet based on the instrument’s fair value. All of our financial instruments have been designated and accounted for as cash flow hedges. See Note 12 for a description of our risk management activities.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify such a financial instrument as a liability (or asset in some circumstances). We adopted SFAS No. 150 effective July 1, 2003. Upon adoption, we began classifying our redeemable preferred units as a liability and began recording the value of the paid-in-kind (“PIK”) preferred unit distributions issued to the redeemable preferred unitholders as interest expense, whereas prior to the adoption of SFAS No. 150, we recorded these distributions as a direct increase to the accumulated deficit.

Net Income (Loss) Per Unit

Basic net income (loss) per equivalent unit excludes dilution and is computed by dividing net income (loss) attributable to the unitholders by the weighted average number of equivalent units outstanding during the period. Dilutive net income (loss) per unit reflects potential dilution and is computed by dividing net income (loss) attributable to the unitholders by the weighted average number of equivalent units outstanding during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been exercised.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted net income (loss) per equivalent unit is calculated as follows (in thousands, except per unit amounts). For periods prior to the Offering, equivalent units were calculated using the weighted average of pre-Offering common units and common special units adjusted by a conversion or exchange factor to reflect the exchange of pre-Offering common units for post-Offering common units immediately prior to completion of the Offering (see Note 9).

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$30,352	$(915)	$(4,717)
Less net income attributable to subordinated unitholders	(8,115)	—	—
Net income (loss)—basic	22,237	(915)	(4,717)
Net income attributable to subordinated unitholders	8,115
Accretion of preferred units	—	—	(743)
Cash distributions to preferred unitholders	—	—	(810)
Payment in kind distributions to pre-IPO preferred unitholders	—	—	(2,453)
Net income (loss) available—diluted	$30,352	$(915)	$(8,723)
Basic weighted average equivalent units*	9,643	2,599	1,405
Dilutive weighted average equivalent units**	13,254	2,604	1,405
Basic net income (loss) per equivalent unit*	$2.31	$(0.35)	$(6.21)
Diluted net income (loss) per equivalent unit**	$2.29	$(0.35)	$(6.21)

*                    Basic weighted average equivalent units exclude subordinated units in periods of net income.

**             We had 91,564 potentially dilutive employee unit options outstanding and no potentially dilutive restricted units outstanding during the year ended December 31, 2005. We had 5,208 potentially dilutive employee unit options outstanding during the year ended December 31, 2004 and 3,750,000 potentially dilutive warrants outstanding during the year ended December 31, 2003. These potentially dilutive option units and warrants were excluded from the dilutive loss per equivalent unit calculation because to include these options and warrants would have been anti-dilutive since we reported losses for the years ended December 31, 2003. Subordinated units and Class B units share earnings equally with common units.

Net loss per unit for the year ended December 31, 2003 has not been presented for junior units and junior special units as such units were not entitled to share in earnings for the periods presented.

Accounting for Stock-Based Compensation

We use the intrinsic value method established by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” to value unit options issued to our employees under our long-term incentive plan adopted on November 15, 2004. In accordance with APB No. 25 for fixed unit options, compensation is recorded to the extent the fair value of the unit exceeds the exercise price of the option at the measurement date. Compensation costs for fixed awards with pro rata vesting are recognized on a straight-line basis over the vesting period. For the years ended December 31, 2005 and 2004, the cost of this stock-based compensation program had no impact on our net income (loss), as all options granted had an exercise price equal to the market value of the underlying common unit on the date of grant.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If compensation expense related to the issuance of the options had been determined by applying the fair value method prescribed in SFAS No. 123, our net income (loss) and net income (loss) per equivalent unit would have approximated the pro forma amounts below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$30,352	$(915)	$(4,717)
Less: Stock-based employee compensation expense determined under fair value method	459	17	—
Pro forma net income (loss)	$29,893	$(932)	$(4,717)
Net income (loss) per equivalent unit:
Basic—as reported	$2.31	$(0.35)	$(6.21)
Basic—pro forma	$2.27	$(0.36)	$(6.21)
Diluted—as reported	$2.29	$(0.35)	$(6.21)
Diluted—pro forma	$2.26	$(0.36)	$(6.21)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005:  exercise price of $36.51, expected volatility rate of 26.1%, expected distribution yield of 6.34%, risk-free interest rate of 4.165% and expected life of 7 years. The Black-Scholes average fair value of options granted in 2005 was $5.14 per unit.

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004:  exercise price of $20.00, expected volatility rate of 17.86%, expected distribution yield of 6.18%, risk-free interest rate of 3.12% and expected life of 7 years. The Black-Scholes average fair value of options granted in 2004 was $1.44 per unit.

We did not grant any options during 2003.

Note 3—New Accounting Pronouncements

Share Based Payment

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We are required to apply SFAS No. 123(R) to all equity awards granted, modified or settled by January 1, 2006. We are also required to use either the “modified prospective method” or the “modified retrospective method.”  Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, we must restate previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. We will adopt this standard on January 1, 2006.

We have commenced the analysis of the impact of SFAS No. 123(R), but have not yet decided whether we will use the modified prospective method or elect to use the modified retrospective method or whether we will elect to use straight line amortization or an accelerated method. Accordingly, we cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that we probably will recognize a greater expense for any awards that we may grant in the future than we would recognize using the current guidance. The adoption of this statement is not expected to have a material impact on our future financial position or results of operations.

Exchanges of Nonmonetary Assets an amendment of APB No. 29.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.”  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted this statement beginning July 1, 2005. The adoption of this statement had no impact on our previously issued financial statements and is not expected to have a material impact on future financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material effect on our financial position or results of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Purchases and Sales of Inventory with the Same Counterparty

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the years ended December 31, 2005, 2004 and 2003, the reported natural gas sales revenues and the reported cost of natural gas and natural gas liquids would be reduced by the amounts shown in footnotes (1) and (2) to the consolidated statements of operations. We do not expect that the adoption of Issue 04-13 will have a material effect on our financial position, results of operations or cash flows.

Note 4—Acquisitions

Acquisition of ScissorTail Energy, LLC

On August 1, 2005, we completed our acquisition of all of the membership interests in Tulsa-based ScissorTail for $499,135,000 (the “ScissorTail Acquisition”). The results of operations for ScissorTail are included in our results beginning August 1, 2005. ScissorTail provides natural gas midstream services in central and eastern Oklahoma and its assets primarily consist of gathering pipelines and three processing plants. In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma. In connection with the ScissorTail Acquisition, we issued 85,998 restricted common units and 169,002 options to acquire common units to employees of ScissorTail subject, in each case, to a five-year vesting schedule.

We financed the ScissorTail Acquisition and related transactions and costs with proceeds from the following:

•       Borrowings of approximately $179.0 million of the $232.0 million initially borrowed under our new Credit Facility discussed in Note 7;

•       Borrowings of $170.0 million under our new Term Loan Facility discussed in Note 7; and

•       Net proceeds from a $174.0 million private placement of equity to certain private investors discussed in Note 9.

The following is an estimate of the purchase price for the ScissorTail Acquisition (in thousands):

Purchase price for ScissorTail membership interests	$500,000
Estimated net working capital adjustments	(4,735)
Estimated acquisition costs	3,870
Total purchase price for the ScissorTail Acquisition	$499,135

With the assistance of a third party valuation firm, our management has prepared a preliminary assessment of the fair value of the property, plant and equipment and intangible assets of ScissorTail as of August 1, 2005. Using the preliminary assessment, the purchase price has been allocated as of August 1,

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 as presented below (in thousands). We do not anticipate any material adjustments to this preliminary purchase price allocation.

Cash and cash equivalents	$19,847
Accounts receivable	28,265
Prepayments and other current assets	1,817
Property, plant and equipment	414,003
Intangibles	95,134
Other assets	2,090
Accounts payable	(36,483)
Other current liabilities	(25,538)
$499,135

All liabilities assumed were at their fair values. The fair value of intangibles is estimated to be $95,134,000, which includes $42,444,000 of contracts with a weighted average amortization period of 15 years and $52,690,000 of right-of-ways and easements with a weighted average amortization period of 25 years. There were no identified intangibles which were determined to have indefinite lives. See Note 2.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents selected unaudited pro forma financial information incorporating the historical (pre-acquisition) results of ScissorTail as if the ScissorTail Acquisition had occurred at the beginning of each of the periods presented as opposed to the actual date that the acquisition occurred. Excluded from the pro forma financial information are certain non-recurring charges of $1.9 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively, related to the write-off of the remaining debt issuance costs related to senior indebtedness existing prior to the ScissorTail Acquisition. The pro forma information is based upon preliminary data currently available and includes certain estimates and assumptions made by management. As a result, this preliminary information is not necessarily indicative of our financial results had the transactions actually occurred at the beginning of each of the periods presents. Likewise, the following unaudited pro forma financial information is not necessarily indicative of our future financial results.

	Year Ended December 31,
	2005	2004
	(unaudited, in thousands except unit information)
Pro Forma Earnings Data:
Revenue	$933,030	$689,881
Costs and expenses	$866,972	$656,348
Operating income	$66,058	$33,534
Income (loss) before extraordinary items	$34,825	$(1,574)
Net income (loss)	$34,825	$(1,574)
Basic net income (loss) per equivalent unit:
As reported equivalent units outstanding	9,643	2,599
Pro forma units outstanding	13,241	16,761
As reported net income (loss) per unit	$2.31	$(0.35)
Pro forma net income (loss) per unit	$2.08	$(0.09)
Diluted net income (loss) per equivalent unit:
As reported equivalent units outstanding	13,254	2,604
Pro forma units outstanding	16,852	16,761
As reported net income (loss) per unit	$2.29	$(0.35)
Pro forma net income (loss) per unit	$2.07	$(0.09)

Karnes and Runge Gathering Systems

In August 2004, we acquired the Karnes County Gathering System from Gulf South Pipeline Company, L.P. located in northern Bee and southern Karnes Counties, Texas, for approximately $305,000, which includes $200,000 cash to the seller and $105,000 related to legal and due diligence costs.

In December 2004, we acquired the Runge Gathering System located in Bee, Goliad, Karnes and DeWitt Counties, Texas from Kinder Morgan Texas Pipeline, L.P. (“KMTP”). This acquisition was accomplished at no cost to us (other than $59,000 of legal and due diligence transaction costs) by dedicating the natural gas supplies connected and flowing into the Runge gathering system prior to October 1, 2004 to KMTP for purchase under a long term agreement at a purchase price favorable to KMTP. We assigned a value of $509,000 to the system and the long term supply agreement based on the present value of future cash flows of the existing contracts discounted at 12%. This amount was set up as deferred revenue which is included in risk management and other noncurrent liabilities on the

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheets and is being amortized on a straight-line basis to natural gas sales over 20 years.

Our management allocated the purchase price of these asset acquisitions entirely to property, plant and equipment. No pro forma financial information is included as to do so would not be meaningful.

Note 5—Property, Plant, Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Property, plant and equipment, at cost
Pipelines and equipment	$510,209	$93,393
Gas processing plant and equipment	50,564	48,711
Construction in progress	8,445	1,349
Office furniture and equipment	2,617	1,933
	571,835	145,386
Less accumulated depreciation and amortization	(39,515)	(25,703)
Property, plant and equipment, net	$532,320	$119,683

Asset retirement obligations.   We have recorded asset retirement obligations related to those (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility. In December 2005, we adopted FIN 47 and recorded a $215,000 liability in connection with conditional asset retirement obligations. The cumulative effect of this change in accounting principle for years prior to 2005 was not significant. None of our assets are legally restricted for purposes of settling asset retirement obligations.

The following table presents information regarding our asset retirement obligations (in thousands).

Asset retirement obligation liability balance, December 31, 2004	$—
Adoption of FIN 47 for conditional obligations	215
Asset retirement obligation liability balance, December 31, 2005	$215

Property and equipment at December 31, 2005 and 2004 includes $119,000 and $0, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, we estimate that accretion expense will approximate $15,000 for 2006, $16,000 for 2007, $17,000 for 2008, $19,000 for 2009 and $20,000 for 2010.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the periods indicated, the following table shows unaudited pro forma net income (loss) for the years ended December 31, 2005, 2004 and 2003, assuming the adoption of FIN 47 were applied retroactively to January 1, 2003.

	December 31,
	2005	2004	2003
	(in thousands)
Net income (loss)—as reported	$30,352	$(915)	$(4,717)
Effect of implementation of FIN 47	126	(13)	(12)
Less net income attributable to subordinated unitholders	(8,148)	—	—
Net income (loss)—basic—pro forma	22,330	(928)	(4,729)
Net income attributable to subordinated unitholders	8,148	—	—
Accretion of preferred units	—	—	(743)
Cash distributions to preferred unitholders	—	—	(810)
Payment in kind distributions to pre-IPO preferred unitholders	—	—	(2,453)
Net income (loss) available—diluted—pro forma	$30,478	$(928)	$(8,735)
Basic weighted average equivalent units	9,643	2,599	1,405
Dilutive weighted average equivalent units	13,254	2,604	1,405
Basic net income (loss) per equivalent unit—as reported	$2.31	$(0.35)	$(6.21)
Basic net income (loss) per equivalent unit—pro forma	$2.32	$(0.36)	$(6.22)
Diluted net income (loss) per equivalent unit—as reported	$2.29	$(0.35)	$(6.21)
Diluted net income (loss) per equivalent unit—pro forma	$2.30	$(0.36)	$(6.22)

Certain of our unconsolidated affiliates have AROs recorded at December 31, 2005 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our consolidated financial statements.

Note 6—Investment in Unconsolidated Affiliates

We, through a wholly-owned subsidiary, hold a 62.5% general partnership interest in Webb Duval and are the operator of Webb Duval’s natural gas gathering systems located in Webb and Duval Counties, Texas. Although we own a majority interest in Webb Duval and operate Webb Duval, we use the equity method of accounting for its investment in Webb Duval because the terms of the general partnership agreement of Webb Duval provide the minority general partners substantive participating rights with respect to the management of Webb Duval. The investment in Webb Duval, an unconsolidated affiliate, totaled $5,186,000 and $4,371,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the investment in Webb Duval was carried at $241,000 and $250,000, respectively, less than the amount of the underlying equity in net assets (4% and 5%, respectively, of total investment of unconsolidated affiliates). This difference is being amortized into income on a straight-line basis over the life of the underlying related property and equipment of Webb Duval. Equity in earnings (loss) from unconsolidated affiliates is included in income from operations as the operations of Webb Duval are integral to us.

In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma. Although we own a majority interest in Southern Dome, we

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Southern Dome. The investment in Southern Dome, an unconsolidated affiliate, totaled $2,715,000 as of December 31, 2005.

The summarized financial information for significant investment in unconsolidated affiliates, which are accounted for using the equity method, is as follows (in thousands):

Webb/Duval Gatherers

Summary Historical Financial Information

	Year Ended December 31,
	2005	2004	2003
Operating revenue	$6,809	$4,605	$3,180
Operating expenses	(4,837)	(3,504)	(3,017)
Depreciation	(702)	(655)	(591)
Net income (loss)	1,270	446	(428)
Ownership%	62.5%	62.5%	62.5%
	794	278	(268)
CWDPL share of management fee charged to Webb Duval	120	120	120
Amortization of difference between the carried investment and the underlying equity in net assets	21	21	21
Equity in earnings (loss) from unconsolidated affiliate	$935	$419	$(127)
Distributions from unconsolidated affiliate	$—	$—	$—
Current assets	$3,378	$2,348
Noncurrent assets	8,032	8,283
Current liabilities	(2,701)	(3,237)
Noncurrent liabilities	(44)	—
Net assets	$8,665	$7,394

Note 7—Long-Term Debt

A summary of our debt follows (in thousands):

	December 31,
	2005	2004
Long-term debt:
Credit Facility	$228,000	$—
Term Loan Facility	170,000	—
CPG Credit Agreement	—	48,000
CHC Facility	—	9,000
Total	$398,000	$57,000

Credit Facility

On August 1, 2005, we entered into a new $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. Our Credit Facility includes a $25 million sublimit for the issuance of standby

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

letters of credit and matures on July 31, 2010. In January 2006, we amended the Credit Facility to, among other things, increase the amount of unsecured indebtedness permitted to refinance the Term Loan Facility discussed below.

On August 1, 2005, we borrowed $232,000,000 under our Credit Facility to: (i) partially finance the ScissorTail Acquisition discussed in Note 4 and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement and the CHC Facility discussed below. Additionally, in connection with the ScissorTail Acquisition, we assumed a standby letter of credit of $900,000, which remains outstanding at December 31, 2005. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

The Credit Facility contains various covenants that limit us and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside our current lines of business or certain related lines of business; make distributions other than from available cash (as defined in our limit liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, our Credit Facility limits us and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including under the Term Loan Facility (as discussed below), purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, unsecured indebtedness not to exceed $5.0 million and unsecured indebtedness qualifying as subordinated debt.

The Credit Facility also contains covenants, which, among other things, requires us and certain of our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•       EBITDA to interest expense of not less than 2.5 to 1.0 through September 30, 2005, 2.75 to 1.0 from December 31, 2005 through June 30, 2006 and 3.0 to 1.0 thereafter;

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

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

Based upon the senior debt to EBITDA ratio calculated as of December 31, 2005 (utilizing trailing four quarters’ EBITDA as defined under our Credit Facility), we have approximately $122.0 million of unused capacity under the Credit Facility.

The obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and substantially all of the assets of our subsidiaries (other than Webb Duval, Southern Dome and certain subsidiaries with insignificant assets). Additionally, the obligations under the Credit Facility are

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guaranteed by substantially all of our subsidiaries (other than Webb Duval, Southern Dome and certain subsidiaries with insignificant assets).

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

If an event of default exists under the Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following would be an event of default:

•       failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•       failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•       default on the payment of any other indebtedness in excess of $5.0 million or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       bankruptcy or insolvency events involving us or our subsidiaries;

•       the entry of, and failure to pay, one or more adverse judgments in excess of $5.0 million against which enforcement proceedings are brought or that are not stayed pending appeal; and

•       a change of control (as defined in the Credit Facility).

The effective average interest rate on borrowings under the Credit Facility was 6.15% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of December 31, 2005. Interest and other financing costs related to the Credit Facility totaled $6,572,000 for the period from August 1, 2005 through December 31, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of December 31, 2005, the unamortized portion of debt issue costs totaled $4,749,000.

Our management believes that we are in compliance with the covenants under the Credit Facility as of December 31, 2005.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facility

On August 1, 2005, we entered into a $170,000,000 senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. In January 2006, we used $20,000,000 of proceeds from our private placement of equity (discussed in Note 9) to pay down the balance of the Term Loan Facility to $150,000,000. In February 2006, we used proceeds from the issuance of Senior Notes due 2016 to repay and terminate the Term Loan Facility. Please read “Senior Notes Offering” below.

The effective average interest rate on borrowings under the Term Loan Facility was 9.29% as of December 31, 2005. Interest and other financing costs related to the Term Loan Facility totaled $9,891,000 for the period from August 1, 2005 through December 31, 2005. We incurred costs in connection with the establishment of this credit facility that are being amortized over the estimated term of the Term Loan Facility, and as of December 31, 2005, the unamortized portion of debt issue costs totaled $584,000.

Our management believes that we were in compliance with the covenants under the Term Loan Facility as of December 31, 2005.

Senior Notes Offering

On February 7, 2006, we closed the private placement of an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”) in a transaction exempt from the registration requirements under the Securities Act of 1933. We used the net proceeds from the issuance of the Senior Notes of $219,375,000 to (i) repay and terminate our Term Loan Facility discussed above, (ii) reduce the balance outstanding under our Credit Facility by $68,000,000 and (iii) pay expenses of approximately $1,375,000.

The Senior Notes represent our senior unsecured obligations and rank pari passu in right of payment with all our other present and future senior indebtedness. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any). The Senior Notes rank senior in right of payment to all of our future subordinated indebtedness.

The Senior Notes are jointly and severally guaranteed by all of our current wholly-owned subsidiaries (other than CEFC, the co-issuer of the Senior Notes) and by certain of our future subsidiaries. The subsidiary guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries). The subsidiary guarantees rank senior in right of payment to any future subordinated indebtedness of our guarantor subsidiaries.

Before March 1, 2009, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of a public or private equity offering at 108.125% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The Senior Notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.0625%
2012	102.7083%
2013	101.3542%
2014 and thereafter	100.0000%

The indenture governing the Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•       sell assets;

•       pay distributions on, redeem or repurchase our units or redeem or repurchase our subordinated debt;

•       make investments;

•       incur or guarantee additional indebtedness or issue preferred units;

•       create or incur certain liens;

•       enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•       consolidate, merge or transfer all or substantially all of our assets;

•       engage in transactions with affiliates;

•       create unrestricted subsidiaries; and

•       enter into sale and leaseback transactions.

These covenants are subject to important exceptions and qualifications and, additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, many of these covenants will terminate.

We have agreed to conduct a registered exchange offer for the Senior Notes or to cause to become effective a shelf registration statement providing for resales of the Senior Notes. If we fail to satisfy these obligations on a timely basis, we have agreed to pay additional interest to holders of the Senior Notes under some circumstances.

Condensed consolidating financial information for Copano and our wholly-owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—DECEMBER 31, 2005

	Parent	Co-Issuer	Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$1	$24,129	$—	$25,297
Accounts receivable, net	—	—	83,297	—	83,297
Intercompany receivable	35,040	—	12,525	(47,565)	—
Risk management assets	—	—	10,067	—	10,067
Prepayments and other current assets	44	—	2,430	—	2,474
Total current assets	36,251	1	132,448	(47,565)	121,135
Property, plant and equipment, net	363	—	531,957	—	532,320
Intangible assets, net	—	—	97,551	—	97,551
Investment in unconsolidated affiliates	—	—	7,901	—	7,901
Investment in consolidated subsidiaries	605,871	—	—	(605,871)	—
Risk management assets	—	—	24,778	—	24,778
Other assets, net	6,004	—	3,061	—	9,065
Total assets	$648,489	$1	$797,696	$(653,436)	$792,750
LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$165	$—	$95,836	$—	$96,001
Accounts payable to affiliates	—	—	189	—	189
Intercompany payable	3,981	—	43,584	(47,565)	—
Notes payable	—	—	1,272	—	1,272
Other current liabilities	5,694	—	5,276	—	10,970
Total current liabilities	9,840	—	146,157	(47,565)	108,432
Long-term debt	398,000	—	—	—	398,000
Risk management and other noncurrent liabilities	262	—	4,253	—	4,515
Members’/Partners’ capital:
Common units, no par value, 14,100,508 units and 7,056,252 units issued and outstanding as of December 31, 2005 and 2004, respectively	297,592	—	—	—	297,592
Subordinated units, no par value, 3,519,126 units issued and outstanding as of December 31, 2005 and 2004	10,379	—	—	—	10,379
Paid-in capital	4,068	1	585,800	(585,801)	4,068
Accumulated deficit	(67,703)	—	72,832	(20,070)	(14,941)
Deferred compensation	(3,949)	—	—	—	(3,949)
Other comprehensive loss	—	—	(11,346)	—	(11,346)
	240,387	1	647,286	(605,871)	281,803
Total liabilities and members’/partners’ capital	$648,489	$1	$797,696	$(653,436)	$792,750

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—FOR THE YEAR ENDED DECEMBER 31, 2005

	Parent	Co-Issuer	Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Revenue:
Natural gas sales	$—	$—	$496,906	$—	$496,906
Natural gas liquids sales	—	—	224,695	—	224,695
Transportation, compression and processing fees	—	—	15,110	—	15,110
Other	—	—	11,032	—	11,032
Total revenue	—	—	747,743	—	747,743
Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	641,315	—	641,315
Transportation	—	—	2,337	—	2,337
Operations and maintenance	66	—	18,393	—	18,459
Depreciation and amortization	66	—	16,986	—	17,052
General and administrative	5,486	—	12,670	—	18,156
Taxes other than income	—	—	1,178	—	1,178
Equity in earnings from unconsolidated affiliates	—	—	(927)	—	(927)
Total costs and expenses	5,618	—	691,952	—	697,570
Operating income (loss)	(5,618)	—	55,791	—	50,173
Other income (expense):
Interest and other income	3	—	1,023	(386)	640
Interest and other financing costs	(16,848)	—	(3,999)	386	(20,461)
Net income (loss)	$(22,463)	$—	$52,815	$—	$30,352

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—FOR THE YEAR ENDED DECEMBER 31, 2005

	Parent	Co-Issuer	Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(47,292)	$—	$47,572	$—	$280
Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	—	—	(10,054)	—	(10,054)
Acquisitions, net of cash acquired	—	—	(479,288)	—	(479,288)
Investment in unconsolidated affiliates	—	—	(2,722)	—	(2,722)
Investment in consolidated subsidiaries	(548,662)	—	—	548,662	—
Distributions from consolidated subsidiaries	48,024	—	—	(48,024)	—
Other	—	—	356	—	356
Net cash used in investing activities	(500,638)	—	(491,708)	500,638	(491,708)
Cash Flows From Financing Activities:
Repayments of long-term debt	(37,000)	—	(57,000)	—	(94,000)
Proceeds from long-term debt	435,000	—	—	—	435,000
Deferred financing costs	(9,735)	—	(67)	—	(9,802)
Repayment of short-term notes payable	—	—	(1,207)	—	(1,207)
Distributions to unitholders	(23,366)	—	—	—	(23,366)
Proceeds from private placement of common units	64,499	—	—	—	64,499
Proceeds from private placement of Class B units	135,503	—	—	—	135,503
Capital contributions from Pre-Offering Investors	4,068	—	—	—	4,068
Equity offering costs	(1,074)	—	—	—	(1,074)
Proceeds from option exercises	89	—	—	—	89
(Repayment of) proceeds from of intercompany of debt	(19,011)	—	19,011	—	—
Contributions from parent	—	1	548,661	(548,662)	—
Distributions to parent	—	—	(48,024)	48,024	—
Net cash provided by (used in) financing activities	548,973	1	461,374	(500,638)	509,710
Net increase in cash and cash equivalents	1,043	1	17,238	—	18,282
Cash and cash equivalents, beginning of year	124	—	6,891	—	7,015
Cash and cash equivalents, end of year	$1,167	$1	$24,129	$—	$25,297

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CPG Credit Agreement

Prior to the consummation of the Credit Facility discussed above, we, through our wholly-owned Texas Gulf Coast Pipelines subsidiaries, had a $100 million revolving credit agreement, as amended, (the “CPG Credit Agreement”), with a syndicate of commercial banks. On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the Credit Facility.

At our election, interest under this credit facility was determined by reference to (1) the reserve-adjusted London interbank offered rate, or LIBOR, plus an applicable margin between 1.75% and 3% per annum or (2) the prime rate plus, in certain circumstances, an applicable margin between 0.25% and 1.5% per annum. During 2005, 2004 and 2003, the effective average interest rate on borrowings under the CPG Credit Agreement was 6.19%, 4.01% and 3.72%, respectively. A quarterly commitment fee of between 0.375% and 0.5% per annum was charged on the unused portion of this credit facility and was 0.5% at December 31, 2004.

Interest and other financing costs related to our CPG Credit Agreement totaled $1,996,000, $2,971,000 and $1,181,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, we incurred other costs in connection with this credit facility, which costs were being amortized over the remaining term of the CPG Credit Agreement, and as of December 31, 2004, the unamortized portion of debt issue costs totaled $1,736,000. Effective with the early termination of this agreement in August 2005, we charged $1,472,000 to interest expense, representing the balance of the unamortized debt issuance costs.

CHC Credit Agreement

In November 2001, we, through our wholly-owned Texas Gulf Coast Processing subsidiaries entered into a $35 million credit agreement (the “CHC Credit Agreement”) with a syndicate of commercial banks. In February 2004, this credit facility was paid in full and terminated using proceeds from the CPG Credit Agreement discussed above.

Interest and other financing costs related to the CHC Credit Agreement totaled $446,000 and $1,488,000 for the years ended December 31, 2004 and 2003, respectively. Additionally, we incurred other costs in connection with this credit facility. These costs were being amortized over the remaining term of the CHC Credit Agreement. In February 2004, effective with the early termination of this agreement, we charged $314,000 to interest expense, representing the balance of the unamortized debt issue costs.

CHC Facility

Concurrent with the closing of the Offering, on November 15, 2004, certain of our Texas Gulf Coast Processing subsidiaries entered into a $12 million secured revolving credit facility (the “CHC Facility”) with Comerica Bank due January 31, 2007. At the closing, we borrowed $9,000,000 under this facility to retire the remaining balance outstanding under the Texas Gulf Coast Processing term loan. On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the Credit Facility.

At our election, interest under this revolving credit facility was determined by reference to (1) the reserve-adjusted interbank offered rate, or IBOR, plus an applicable margin between 2.5% and 3.5% per annum or (2) the prime rate plus, in certain circumstances, an applicable margin of up to 1.5% per annum. During 2005 and 2004, the effective average interest rate on borrowings under the CHC Facility was 5.11%

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 4.77%, respectively. A quarterly commitment fee of between 0.3% and 0.5% per annum was charged on the unused portion of this credit facility and was 0.3% at December 31, 2004.

Interest and other financing costs related to the CHC Facility totaled $320,000 and $69,000 for the years ended December 31, 2005 and 2004, respectively. Additionally, we incurred other costs in connection with this credit facility. These costs were being amortized over the term of the CHC Facility, and as of December 31, 2004, the unamortized portion of debt issue costs totaled $188,000. Effective with the early termination of this facility in August 2005, we charged $136,000 to interest expense, representing the balance of the unamortized debt issuance costs.

Scheduled Maturities of Long-term Debt

Scheduled maturities of long-term debt as of December 31, 2005 were as follows (in thousands):

Year	Principal Amount
2006	$—
2007	—
2008	—
2009	—
2010	228,000
Thereafter	170,000
$398,000

Note 8—Redeemable Preferred Units

Through a series of transactions occurring between August 2001 and November 2001, we issued redeemable preferred units in consideration for $60,000,000 in cash. The cash proceeds from these issuances were used primarily to fund an asset acquisition, our acquisition of the minority interests in certain predecessor entities and construction costs related to our Hebbronville pipeline assets. For the first four years following the initial issuance of the preferred units, we had the right to pay the quarterly distributions in preferred units at a 10% rate. Except for cash distributions of $810,000 and $2,194,000 during the years ended December 31, 2003 and 2002, respectively, the Board elected to pay the preferred distributions in preferred units for all required quarterly distributions, thereby increasing the number of preferred units and aggregated amount outstanding.

Additionally, we issued warrants to the preferred unitholders to purchase up to 3,750,000 of our common units exercisable at a price of $16 per unit until August 14, 2011. We allocated proceeds from the issuance of our preferred units between the warrants and the preferred units based on their respective fair values. The fair value of each warrant as of the date of grant was $4.34 using the Black-Scholes option pricing model and the following assumptions: exercise price of $16.00, expected volatility rate of 19%, risk-free interest rate of 4.97% and expected life of 10 years. We used the Black-Scholes warrant value to assign an allocated value of $12,799,000, or $3.41 per warrant, and $47,201,000 to the preferred units. The allocated warrant value amount was recorded as a discount against the redeemable preferred units and as an increase to paid-in capital. This discount was accreted as additional distributions (interest expense after the adoption of SFAS No. 150, see Note 2) through the mandatory redemption date.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the closing of our Offering in November 2004, the preferred unitholders exchanged these warrants for 1,211,120 common units and 2,091,048 subordinated units (as described in Note 9) based upon the exercise price of the warrants and the value of the underlying common units issued to the public. In addition, net proceeds from the Offering were used to redeem all outstanding redeemable preferred units for $78,077,000. As a result of this redemption, we recorded additional interest expense of $7,946,000 in November 2004, which represented the write off of the remaining discount associated with the redeemable preferred units as such redemption is considered an early extinguishment of debt.

Additionally, we had incurred costs in connection with the issuance of the preferred units and warrants, including fees paid to the preferred unit purchasers, as well as legal and other professional fees. These costs, totaling $1,704,000, were recorded as a reduction to paid-in capital. Upon adoption of SFAS No. 150, $1,258,000, representing the amount of unamortized costs as of July 1, 2003 had these costs been treated as debt issue costs from the time of issuance, was reclassified from paid-in capital to debt issue costs and was being amortized over the remaining outstanding period of the redeemable preferred units. As a result of the 2004 redemption of the preferred units using proceeds from the Offering, we wrote off the unamortized balance of issuance costs associated with the redeemable preferred units of $921,000.

Note 9—Members’ Capital

Common Units, Class B and Subordinated Units After the Offering

As of December 31, 2005, we had 14,100,508 common units (including 139,118 restricted common units) and 3,519,126 subordinated units outstanding. Management controlled an aggregate of 827,132 common units as of December 31, 2005. Pre-Offering Investors and their assignees owned all of our outstanding subordinated units.

On August 1, 2005, we issued 1,372,458 common units in a private equity placement to certain private investors for an aggregate consideration of $39.5 million to partially fund the ScissorTail Acquisition and related costs (Note 4). In connection with the private placement, we granted holders of these common units certain registration rights, and, as a result thereof, we registered these common units on a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or SEC, on January 26, 2006.

On August 1, 2005, we issued 4,830,758 of our Class B units in a private equity placement to certain private investors for an aggregate consideration of $135.5 million to partially fund the ScissorTail Acquisition and related costs (Note 4). On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. In connection with this private placement, we granted the former holders of these Class B units certain registration rights, and, as a result thereof, we registered the common units received in the conversion on a Registration Statement on Form S-3, which was declared effective by the SEC on January 26, 2006.

On December 29, 2005, we entered into a purchase agreement with certain private investors for the private placement of 1,418,440 of our common units for aggregate net proceeds of $50,000,000. The purchase price for each common unit was $35.25. Pursuant to the private placement, on December 30, 2005, we issued 709,220 of our common units for aggregate proceeds of $25,000,000 and on January 3, 2006, we issued the remaining 709,220 of our common units for aggregate proceeds of $25,000,000. We used the proceeds from the private placement to pay down balances outstanding under our Credit Facility and our Term Loan Facility discussed in Note 7. In connection with this private placement, we granted

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holders of these common units certain registration rights, and, as a result thereof, we will file a Registration Statement on Form S-3 with the SEC in March 2006.

Pursuant to our limited liability company agreement, the Pre-Offering Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2005, the “cap” limits our general and administrative expense obligations to $1.5 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. During 2005, our Pre-Offering Investors made capital contributions to us in the aggregate amount of $4,068,000 as a reimbursement of excess general and administrative expenses for each of the first three quarters of 2005. The Pre-Offering Investors primarily used escrowed funds that we had distributed to them prior to the Offering (the “Original Escrows”) to make these contributions. In February 2006, our Pre-Offering Investors made capital contributions to us in the aggregate amount of $1,380,000 as a reimbursement of excess general and administrative expense for the fourth quarter of 2005. Since the Original Escrows were exhausted, the Pre-Offering Investors used distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

On November 15, 2004, immediately prior to the completion of our Offering, (i) Copano Partners L.P. (“Copano Partners”), an entity controlled by Mr. John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer, exchanged its common units and junior units for 763,221 common units and 1,317,733 subordinated units representing approximately 19.71% of our outstanding units upon completion of the Offering including the exercise of the underwriters’ over-allotment option and (ii) two of our executive officers exchanged their common special units and junior special units for an aggregate of 63,911 common units and 110,345 subordinated units representing approximately 1.65% of our outstanding units upon completion of the Offering including the exercise of the underwriters’ over-allotment option. Additionally as discussed in Note 8, on November 15, 2004, immediately prior to the completion of the Offering, the preferred unitholders exchanged their warrants for an aggregate of 1,211,120 common units and 2,091,048 subordinated units. After redemption of certain common units received by the former preferred unitholders using proceeds from the underwriters’ exercise of the over-allotment option, the former preferred unitholders held an aggregate of 461,120 common units and 2,091,048 subordinated units representing approximately 24.17% of our outstanding units upon completion of the Offering including the exercise of the underwriters’ over-allotment option.

On November 15, 2004, we completed the Offering by issuing 5,750,000 common units at $20.00 per common unit representing 54.46% of our outstanding units. Expenses of the Offering (including underwriting discounts and commissions of $8,050,000) totaled $13,170,000. After the redemption of certain common units using net proceeds from the underwriters’ over-allotment option and as of December 31, 2004, Pre-Offering Investors owned an aggregate of 1,288,252 common units and the public owned an aggregate of 5,750,000 common units.

Our subordinated units represent limited liability interests and holders of subordinated units exercise the rights and privileges available to unitholders under our limited liability company agreement. All 3,519,126 subordinated units outstanding after the Offering and as of December 31, 2005 and 2004 were

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

held by Pre-Offering Investors or their transfees and represented approximately 33% of total units outstanding after the Offering. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.40 per unit for each quarter since the commencement of operations. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. Pursuant to our limited liability company agreement, the subordination period will extend until the first day of any quarter beginning after December 31, 2006 that each of the following financial tests is met: (1) distributions of “available cash from operating surplus” (as defined) on each of the outstanding common units and subordinated units for the two consecutive four-quarter periods immediately preceding that date equaled or exceeded the minimum quarterly distribution; (2) the “adjusted operating surplus” (as defined) generated during the two consecutive four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all outstanding common units and subordinated units; and (3) there are no arrearages in payment of the minimum quarterly distributions on the common units.

Restricted Common Units

Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units.

During the year ended December 31, 2005, we awarded 118,380 restricted common units to employees, including 85,998 restricted units awarded at the time of the ScissorTail Acquisition to ScissorTail employees. These restricted common units had an aggregate intrinsic value of $4,464,000. Of these restricted unit grants, 15,400 vest in equal one-third annual installments commencing on the first anniversary of the grant date, 11,720 vest in equal one-fourth annual installments commencing on the first anniversary of the grant date, 91,260 vest in equal one-fifth annual installments commencing on the first anniversary of the grant date and all of these restricted units vest upon a change of control, death, disability or, in certain circumstances, retirement. Additionally, during the year ended December 31, 2005, we awarded 9,000 restricted common units to our six independent directors with an aggregate intrinsic value of $347,000. Each restricted unit grant vests in equal one-third annual installments commencing on the first anniversary of the grant date or upon a change of control, death, disability or, in certain circumstances, retirement. The aggregate intrinsic value of the units is amortized into general and administrative expense over the respective vesting periods. We recognized non-cash compensation expense of $1,283,000 related to the amortization of restricted units outstanding during the year ended December 31, 2005.

During the year ended December 31, 2004, we awarded 3,000 restricted common units to each of our six independent directors, for a total of 18,000 units with an intrinsic value of $434,000. Each restricted unit grant vests in equal one-third annual installments commencing on the first anniversary of the grant date or upon a change of control, death, disability or, in certain circumstances, retirement and the intrinsic value of the units is amortized into general and administrative expense over the vesting period. On December 13,

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005, 6,000 of these restricted common units vested. We recognized expense of $13,000 related to the amortization of these restricted units in 2004.

Common Units and Junior Units Prior to the Offering

In transactions occurring on August 14, 2001 and November 27, 2001, we issued 1,299,020 (as restated for the conversion related to the Offering) common units and 620,000 junior units to Copano Partners in exchange for general and limited partnership interests in certain of our operating entities. Prior to the completion of the Offering, a common unitholder could not receive any distributions until the preferred unitholders had been redeemed in full, other than distributions for any fiscal year, in amounts equal to net taxable income of such unitholder as reflected on its Schedule K-1 multiplied by the maximum federal income tax rate then in effect. Junior unitholders were entitled to share in distributions only after preferred units had been redeemed in full and after common unitholders had received a distribution of $20 per common unit.

Common Special Units and Junior Special Units Prior to the Offering

Effective January 2002, 212,000 of our nonvoting special units were designated, 154,000 of which were designated as common special units and 58,000 of which were designated as junior special units. Of the designated amounts, 54,000 common special units and 18,000 junior special units were sold, effective January 2002, to an executive officer and, effective April 1, 2003, an additional 100,000 common special units and 40,000 junior special units were sold to another executive officer. The acquisition price for the common special units and the junior special units was $1.00 per unit and $0.50 per unit, respectively. The initial purchase of the 72,000 special units issued effective January 2002 to an executive officer was financed by a subscription receivable. The second purchase of the 140,000 special units issued effective April 1, 2003 to another executive officer was financed by a subscription receivable, one third, or $40,000, of which was forgiven on April 1, 2004.

On July 30, 2004, Copano/Operations, Inc. (“Copano Operations”), an entity controlled by Mr. Eckel and which provides us with management, operations and administrative support services, loaned these two executive officers a total of $143,000. These officers used the loan proceeds to pay us for the balance of the acquisition price for the special units (subscription receivable). See Distributions below.

With respect to distributions, common special unitholders and junior special unitholders had the same rights as common unitholders and junior unitholders, respectively; provided, however, that upon certain liquidating events, (i) special unitholders had a liquidation preference over all other unitholders with respect to an amount of liquidation proceeds equal to the original acquisition price of the special units and (ii) the amount of the balance that otherwise would be distributed to common special unitholders would be reduced by an amount equal to the number of common special units multiplied by $16.

Distributions

Our holders of the common and subordinated units are entitled to participate in distributions. The common units have the right to receive a minimum quarterly distribution, or MQD, of $0.40 per unit, plus any arrearages on the common units, before any distribution is made to the holders of the subordinated units. Subordinated units do not accrue distribution arrearages. After the expiration of the subordination period as defined in our limited liability company agreement, common units will no longer be entitled to arrearages.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 18, 2005, our Board of Directors declared an adjusted cash distribution for the partial quarterly period from the closing of the Offering on November 15, 2004 through December 31, 2004 of $0.20 per unit for all of our outstanding common and subordinated units. The distribution totaling $2,115,000 was paid on February 14, 2005 to holders of record at the close of business on February 1, 2005.

On April 15, 2005 and pursuant to the provisions of our limited liability company agreement, our Board of Directors declared and we paid a cash distribution of $533,000 to certain Pre-Offering Investors for reimbursement of their respective tax obligations attributable to their ownership interest in us for the period from January 1, 2004 through November 14, 2004, the day prior to the closing of the Offering.

On April 18, 2005, our Board of Directors declared a cash distribution for the three months ended March 31, 2005 of $0.42 per unit for all of our outstanding common and subordinated units. The distribution totaling $4,450,000 was paid on May 13, 2005 to holders of record at the close of business on May 2, 2005.

On July 15, 2005, our Board of Directors declared a cash distribution for the three months ended June 30, 2005 of $0.45 per unit for all of our outstanding common and subordinated units. The distribution totaling $7,819,000 was paid on August 15, 2005 to holders of record at the close of business on August 1, 2005 and included 1,372,458 common units issued in connection with the closing of the ScissorTail Acquisition (see Notes 4 and 9). This distribution amount also included a concurrent quarterly distribution of $0.495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail Acquisition.

On October 17, 2005, our Board of Directors declared a cash distribution for the three months ended September 30, 2005 of $0.50 per unit for all outstanding common and subordinated units. The distribution totaling $8,449,000 was paid on November 14, 2005 to holders of record at the close of business on November 1, 2005.

On January 18, 2006, our Board of Directors declared a cash distribution for the three months ended December 31, 2005 of $0.55 per unit for all of our outstanding common and subordinated units. The distribution totaling $10,081,000 was paid on February 14, 2006 to holders of record at the close of business on February 1, 2006.

On July 30, 2004, we made a distribution totaling $143,000 to two executive officers, which they used to retire the obligations outstanding under their loans with Copano Operations (discussed above).

On November 15, 2004, after the exchange of existing warrants, common units, common special units, junior units and junior special units for new common units and subordinated units and prior to the completion of the Offering to the public, we made a special distribution to pre-Offering unitholders totaling $4,000,000, which the pre-Offering unitholders placed in escrow accounts. These escrowed funds were available to fund general and administrative expenses in excess of limits and for periods established in our limited liability company agreement.

Unit Options

Our long-term incentive plan, adopted in November 2004, provides for the grant of restricted units, phantom units, unit options and/or unit appreciation rights to our directors, employees and consultants and to employees of our affiliates who perform services for us. For purposes of the plan, our affiliates include Copano Operations. The total number of common units authorized to be issued under the plan is limited to the lesser of (a) 2,500,000 units or (b) the number of units equal to 10% of the sum of total

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common units outstanding and the total number of common units that may be issued to the holders of any outstanding equity securities convertible into common units, exclusive of outstanding awards under the plan, determined at the time of any award, provided no more than 30% of the total number of common units authorized to be issued under the plan may be delivered in payment of restricted units and/or phantom units. The plan is administered under the direction of the Compensation Committee of our Board of Directors.

Unit options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options granted will become exercisable over a period determined by our Compensation Committee. In addition, unit options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.

During the year ended December 31, 2005, we granted 309,110 unit options to purchase an equal number of common units at an average exercise price of $36.51 per unit to our officers and certain employees, including 169,002 options awarded at the time of the ScissorTail Acquisition to ScissorTail employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. These outstanding options have remaining contractual lives of approximately 10 years at December 31, 2005.

On November 15, 2004, we granted all of our employees, excluding Mr. Eckel, a total of 200,000 unit options to purchase an equal number of common units at $20.00 per unit. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. Outstanding options have remaining contractual lives of approximately 9 years at December 31, 2005.

A summary of the unit option activity is provided below:

	2004		2005
	Number of Units Underlying Options	Weighted Average Exercise Price	Number of Units Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	—	200,000	$20.00
Granted	200,000	$20.00	309,110	36.51
Exercised	—	—	(4,440)	20.00
Forfeited	—	—	(13,560)	27.75
Outstanding at end of period	200,000	$20.00	491,110	$30.18
Options exercisable at end of period	—	—	37,688	$20.40
Weighted average fair value of option granted		$1.44		$5.14

Exercise prices for unit options outstanding as of December 31, 2005 ranged from $20.00 to $40.50.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Note 10—Related Party Transactions

Operations Services

Through December 31, 2004, we did not directly employ any persons to manage or operate our business other than certain Delaware-based officers. With respect to our Texas operating subsidiaries, Copano Operations provided management, operations and administrative support services for us. We reimbursed Copano Operations for all direct and indirect costs of these services. Copano Operations charged these subsidiaries, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology was reasonable. Effective January 1, 2005 and pursuant to a general and administrative services agreement with Copano Operations, Copano Operations transferred responsibility to CPNO Services, L.P., our indirect wholly-owned subsidiary, for a significant portion of the services, including its employment of certain employees on our behalf, that Copano Operations had previously provided to us. Under the general and administrative services agreement, we continue to reimburse Copano Operations for all direct and indirect costs of the services provided to us by Copano Operations using the same methodology as utilized prior to January 1, 2005. For the years ended December 31, 2005, 2004 and 2003, we reimbursed Copano Operations $2,987,000, $15,355,000 and $12,190,000, respectively, for administrative and operating costs, including payroll and benefits expense for both our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on the consolidated statements of operations. As of December 31, 2005 and 2004, amounts due by us to/(from) Copano Operations were $(13,000) and $38,000, respectively.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three years in the period ended December 31, 2005.

Natural Gas Transactions

During the years ended December 31, 2005, 2004 and 2003, we purchased natural gas from affiliated companies of Mr. Eckel totaling $1,495,000, $1,474,000 and $1,896,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $31,000, $75,000 and $33,000, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $93,000, $53,000 and $34,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in the consolidated statements of operations. Our management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of December 31, 2005 and 2004, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $127,000 and $89,000, respectively.

We paid Webb Duval for transportation and purchased natural gas from Webb Duval. Natural gas purchases and transportation, net of natural gas sales to Webb Duval, totaled $3,479,000, $926,000 and $665,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Well connection fees paid to Webb Duval totaled $67,000 for the year ended December 31, 2005. Additionally, as operator of Webb Duval, we charge Webb Duval a monthly administrative fee of $16,000 and have made advances to Webb

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Duval for capital expenditures. As of December 31, 2005 and 2004, our net receivable from Webb Duval totaled $75,000 and $1,141,000, respectively.

Note 11—Customer Information

We had three third-party customers that accounted for 26% (Texas Gulf Coast Pipelines and Processing), 14% (Mid-Continent Operations) and 12% (Texas Gulf Coast Processing) of our consolidated revenue in 2005. We had three third-party customers that accounted for 27% (Texas Gulf Coast Pipelines and Processing), 22% (Texas Gulf Coast Processing) and 14% (Texas Gulf Coast Processing) of our consolidated revenue in 2004. We had four third-party customers that accounted for 33% (Texas Gulf Coast Pipelines and Processing), 14% (Texas Gulf Coast Pipelines), 9% (Texas Gulf Coast Pipelines and Processing) and 8% (Texas Gulf Coast Pipelines) of our consolidated revenue in 2003. See Note 16 for additional segment information.

We had two major suppliers in 2005 that accounted for 8% (Mid-Continent Operations) and 7% (Texas Gulf Coast Pipelines) of our consolidated cost of natural gas sold. We had two major suppliers in 2004 that accounted for 11% and 8% of our consolidated cost of natural gas sold. We had two major suppliers in 2003 that accounted for 8% and 8% of our consolidated cost of natural gas sold. All of these major suppliers during the years ended December 31, 2004 and 2003 sold volumes to the Texas Gulf Coast Pipelines segment. See Note 16 for additional segment information.

We had three third-party customers that accounted for 27% (Mid-Continent Operations), 23% (Texas Gulf Coast Pipelines and Processing) and 10% (Texas Gulf Coast Pipelines) of our consolidated accounts receivable as of December 31, 2005. We had three third-party customers that accounted for 31% (Texas Gulf Coast Pipelines and Processing), 29% (Texas Gulf Coast Processing) and 11% (Texas Gulf Coast Pipelines) of our consolidated accounts receivable as of December 31, 2004. We had four third-party customers that accounted for 26% (Texas Gulf Coast Pipelines and Processing), 15% (Texas Gulf Coast Pipelines), 13% (Texas Gulf Coast Processing) and 12% (Texas Gulf Coast Pipelines) of our consolidated accounts receivable as of December 31, 2003. See Note 16 for additional segment information.

Note 12—Risk Management Activities

We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, options and other financial instruments to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures distribution objectives, and similar requirements. Our Risk Management Policy prohibits the use of derivative instruments for speculative purposes.

Commodity Risk Hedging Program

Our profitability is affected by prevailing NGL and natural gas prices. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty and a variety of additional factors that are beyond our control. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our Risk Management Policy, which allows our management to purchase crude oil and natural gas liquids puts and certain natural gas put

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with the Risk Management Policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. The Risk Management Policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over the counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s. Potential derivative transactions are analyzed to evaluate their effectiveness within the risk management strategy.

In late July 2005, we entered into put transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. We designated these two transactions as cash flow hedges under SFAS No. 133 effective October 25, 2005. For the year ended December 31, 2005, we recorded a fair value gain in other revenue of $405,000 related to these put contracts prior to their designation as cash flow hedges. Subsequent to their designation, we recorded a net loss due to ineffectiveness of $35,000, and a reduction to other revenue of $3,000 resulting from forecasted transactions realized in 2005. We estimate that $0.7 million of the amount reported in other comprehensive loss as of December 31, 2005 will be reclassified against earnings in the next 12 months. We do not believe that it is probable that any forecasted transactions will not occur, and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of December 31, 2005, the fair value of the puts was $2,927,000.

In December 2005, we entered into additional commodity hedging transactions to hedge our exposure related to market prices for natural gas and NGLs, which as of December 31, 2005, consisted of natural gas puts with terms from January 2006 through December 2009, and swaps and NGL puts and swaps with terms from January 2006 through December 2008. These derivatives are intended to hedge the risk of extreme adverse price fluctuations on our production of the commodities hedged. These financial instruments are designated as cash flow hedges under SFAS No. 133. The instruments are recorded on our consolidated balance sheets at fair value. Changes in the fair value over time are generally recorded to other comprehensive income. Gains or losses are recorded to our consolidated statements of operations as forecasted transactions are realized and for ineffectiveness of the hedging relationship, if any. During 2005, we recorded a loss of $7,000 related to ineffectiveness on these instruments which is reflected in other revenue in our consolidated statements of operations. There was no gain or loss realized in 2005 on realized forecasted transactions for these derivatives. We estimate that $2.9 million of the amount reported in other comprehensive loss as of December 31, 2005 will be reclassified against earnings in the next 12 months. We do not believe that it is probable that any forecasted transactions will not occur, and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of December 31, 2005, the net fair value of these commodity financial instruments totaled $28,117,000, which is comprised of an asset of $31,835,000 and a liability of $3,718,000.

For the years ended December 31, 2004, and 2003, no such hedging positions were purchased or exercised and no option positions were outstanding as of December 31, 2004 or 2003.

Prior to our acquisition of ScissorTail, it entered into certain derivative transactions on behalf of three suppliers from whom ScissorTail purchased a significant volume of natural gas. The arrangement with the

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

suppliers provided that any gains or losses that resulted from the derivative transactions passed through to the suppliers. ScissorTail’s credit exposure was guaranteed by the physical production from the three suppliers. The potential credit risk for each of the suppliers was evaluated on a regular basis and the volume available to hedge was modified to match a percentage of the supplier’s actual volumes sold to ScissorTail. ScissorTail received a fee of $1,000 per month related to these transactions. ScissorTail did not and we have not recorded any other revenue or expenses associated with these derivative transactions. In October 2005, all of the positions under these derivative transactions expired.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense.

Effective Date	Expiration Date	Notional Amount	Fixed Rate	Amounts Paid in 2005	Fair Value December 31, 2005
October 24, 2005	July 31, 2010	$25,000,000	4.7150%	$26,490	$37,544
October 24, 2005	July 31, 2010	25,000,000	4.7075%	27,881	45,352

The CHC Credit Agreement and CPG Credit Agreement required us to enter into interest rate risk management activities. In March 2002, we entered into interest rate swap agreements with Fleet under the then existing credit facilities. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense. The table below summarizes the terms and amounts paid in 2003 of the various interest swaps:

Effective Date	Expiration Date	Notional Amount	Fixed Rate	Amounts Paid in 2003
March 1, 2002	March 1, 2003	$15,000,000	2.57%	$43,391
March 1, 2002	September 1, 2003	5,000,000	3.03%	64,014
March 1, 2002	September 1,2003	10,000,000	3.03%	128,028

Note 13—Fair Value of Financial Instruments

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. As of December 31, 2005 and 2004, the debt associated with the Credit Facility, Term Loan Facility, CPG Credit Agreement (repaid in August 2005) and the CHC Facility (repaid in August 2005) bore interest at floating rates. As such, carrying amounts of these debt instruments approximate fair values.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Note 14—Commitments and Contingencies

Commitments

For the years ended December 31, 2005, 2004 and 2003, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,642,000, $1,598,000 and $1,631,000, respectively. As of December 31, 2005, commitments under our lease obligations for the next five years and thereafter are payable as follows: 2006—$1,975,000; 2007—$800,000; 2008—$674,000; 2009—$374,000; and 2010—$143,000. During 2003, certain of our subsidiaries became co-lessors of office space with Copano Operations.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of December 31, 2005, we had fixed contractual commitments to purchase 169,725 million British thermal units (“MMBtu”) of natural gas in January 2006. As of December 31, 2005, we had fixed contractual commitments to sell 3,354,200 MMBtu of natural gas in January 2006. All of these contracts are based on index-related market pricing. Using index-related market prices as of December 31, 2005, total commitments to purchase natural gas related to such agreements equaled $1,316,000 and the total commitment to sell natural gas under such agreements equaled $28,880,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During December 2005, natural gas volumes purchased under such contracts equaled 8,028,881 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During December 2005, natural gas volumes sold under such contracts equaled 3,694,465 MMBtu.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Certain of the Texas Gulf Coast Pipelines entities currently guarantee vehicle lease payment obligations, including the residual sales value under the vehicle leases. As of December 31, 2005, we guaranteed $178,000 related to lease payment obligations. As of December 31, 2005, aggregate guaranteed residual values for vehicles under these operating leases were as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$36	$55	$54	$—	$—	$145

Effective April 12, 2003, we have guaranteed certain telephone equipment lease obligations (approximately $15,000 of lease payment obligations as of December 31, 2005) of Copano Operations. Prior to January 1, 2005, our use of this telephone equipment was included in the support services provided by Copano Operations to us. See Note 10.

Presently, we do not have any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of December 31, 2005, the approximate amount of parental guaranteed obligations were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Bank debt	$—	$—	$—	$—	$228,000	$170,000	$398,000
Commodity purchases	1,100	—	—	—	—	—	1,100
	$1,100	$—	$—	$—	$228,000	$170,000	$399,100

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position.

Litigation

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject, that would have a significant adverse effect on our financial position or results of operations.

Note 15—Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Year Ended December 31,
	2005	2004	2003
Interest	$9,666	$3,891	$1,611
Taxes	$15	$—	$28

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Year Ended December 31,
	2005	2004	2003
Decrease (increase) in equity in earnings (loss) from unconsolidated affiliates	$120	$120	$120
Decrease in accounts receivable from affiliates	(120)	(120)	(120)
(Decrease) increase other comprehensive income (loss)	—	—	226
Increase (decrease) other current liabilities	1,015	—	(226)
Increase in property, plant and equipment	(3,448)	(890)	—
Increase in other noncurrent liabilities	215	890	—
Issuance of subordinated notes	—	—	850
Decrease in other current liabilities	—	—	(850)
Increase in offering costs	(561)	—	—
Increase in other assets	(24)	—	—
Increase in accounts payable	2,899	—	—
Increase in notes payable	2,129	—	—
Increase in prepayments and other current assets	(2,129)	—	—
Increase of redeemable preferred units related to the issuance of PIK units	—	—	2,453
Decrease in members’ capital related to the issuance of PIK units	—	—	(2,453)
Increase of redeemable preferred units related to the accretion of warrant value	—	—	743
Decrease in members’ capital related to the accretion of warrant value	—	—	(743)
Increase in members’ capital	—	—	1,258
Decrease of redeemable preferred units	—	—	(1,258)

Note 16—Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Prior to the ScissorTail Acquisition, we divided our operations into two business segments: (i) Copano Pipelines, which performs natural gas gathering and transmission and related operations in Texas and (ii) Copano Processing, which performs our natural gas processing, treating, conditioning and related NGL transportation operations in Texas. Following the ScissorTail Acquisition, our operations are divided into the following four business segments for both internal and external reporting and analysis:  (i) Texas Gulf Coast Pipelines, formerly Copano Pipelines, (ii) Texas Gulf Coast Processing, formerly Copano Processing, (iii) Mid-Continent Operations, which includes natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing and (iv) Corporate, which engages in risk management and other corporate activities. We evaluate segment performance based on segment gross margin before depreciation and amortization. All of our revenue is derived from, and all of our assets and operations are located in, the Texas Gulf Coast region and central and eastern Oklahoma of the United States. Transactions between reportable segments are conducted on an arm’s length basis.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Texas Gulf Coast Pipelines	Texas Gulf Coast Processing	Mid- Continent Operations	Corporate	Eliminations	Total
Year Ended December 31, 2005:
Sales to external customers	$373,007	$173,950	$200,426	$360	$—	$747,743
Intersegment sales	202,414	65,411	—	—	(267,825)	—
Interest and other financing costs	3,468	456	—	16,923	(386)	20,461
Depreciation and amortization	5,296	2,435	9,181	140	—	17,052
Equity in (earnings) loss in consolidated affiliates	(934)	—	7	—	—	(927)
Segment profit (loss)	11,553	17,163	23,610	(21,974)	—	30,352
Segment assets	146,217	74,495	573,795	45,808	(47,565)	792,750
Capital expenditures	5,544	2,094	484,206	1,128	—	492,972
Year Ended December 31, 2004:
Sales to external customers	$274,595	$163,061	$—	$—	$—	$437,656
Intersegment sales	146,812	18,442	—	—	(165,254)	—
Interest and other financing costs	2,971	3,134	—	17,643	(588)	23,160
Depreciation and amortization	4,832	2,390	—	65	—	7,287
Equity in earnings in consolidated affiliate	(419)	—	—	—	—	(419)
Segment profit (loss)	11,878	7,195	—	(19,988)	—	(915)
Segment assets	150,375	68,966	—	1,383	(42,325)	178,399
Capital expenditures	7,989	820	—	111	—	8,920
Year Ended December 31, 2003:
Sales to external customers	$265,121	$119,450	$—	$—	$—	$384,571
Intersegment sales	139,824	42,116	—	—	(181,940)	—
Interest and other financing costs	2,837	3,740	—	5,531	—	12,108
Depreciation and amortization	4,328	1,755	—	8	—	6,091
Equity in loss from unconsolidated affiliate	127	—	—	—	—	127
Segment profit (loss)	10,567	(9,375)	—	(5,909)	—	(4,717)
Capital expenditures	3,727	2,465	—	—	—	6,192

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Quarterly Financial Data (Unaudited)

	Year 2005
	Quarter Ended
	March 31	June 30	September 30(1)	December 31(1)	Year
	(in thousands)
Revenue	$126,850	$109,122	$216,667	$295,104	$747,743
Operating income	6,381	6,399	13,533	23,860	50,173
Net income	5,425	5,516	5,159	14,252	30,352
Basic net income per unit	0.51	0.52	0.35	0.85	2.31
Diluted net income per unit	0.51	0.52	0.35	0.84	2.29

	Year 2004
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands)
Revenue	$96,146	$100,373	$120,796	$120,341	$437,656
Operating income	3,492	3,008	6,483	9,177	22,160
Net (loss) income	(620)	(592)	2,703	(2,406)	(915)
Basic net (loss) income per unit	(0.43)	(0.42)	1.90	(0.39)	(0.35)
Diluted net (loss) income per unit	(0.43)	(0.42)	0.98	(0.39)	(0.35)

(1)          Our historical results of operations for the quarters ended September 30, 2005 and December 31, 2005 may not be comparable to earlier 2005 quarters or to the comparative prior year quarters as a result of the ScissorTail Acquisition on August 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Operating General Partner of Webb/Duval Gatherers:

Houston, Texas

We have audited the accompanying balance sheet of Webb/Duval Gatherers (the “Partnership”) as of December 31, 2004, and the related statements of operations, partners’ capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2005

WEBB/DUVAL GATHERERS

BALANCE SHEETS

	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$961,297	$114,495
Accounts receivable	1,650,258	2,174,378
Accounts receivable from affiliates	748,847	42,162
Prepayments and other current assets	17,600	17,194
Total current assets	3,378,002	2,348,229
Property and equipment, net	8,031,894	8,283,335
Total assets	$11,409,896	$10,631,564
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$1,704,462	$1,340,194
Accounts payable to affiliates	996,303	1,897,250
Total current liabilities	2,700,765	3,237,444
Noncurrent liabilities	44,386	—
Commitments and contingencies (Note 9)
Total partners’ capital	8,664,745	7,394,120
Total liabilities and partners’ capital	$11,409,896	$10,631,564

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(unaudited)		(unaudited)
Revenue:
Natural gas sales	$105,851	$330,919	$475,428
Natural gas sales to affiliates	3,953,330	2,144,428	954,165
Transportation and gathering fees	1,014,645	1,018,399	1,040,478
Transportation and gathering fees from affiliates	628,775	640,812	285,498
Condensate sales	1,033,180	421,169	424,279
Other	6,400	26,264	—
Other—affiliates	67,033	23,000	—
Total revenue	6,809,214	4,604,991	3,179,848
Costs and expenses:
Cost of natural gas sold	2,963,843	575,735	960,607
Cost of natural gas—affiliates	544,074	1,642,916	907,799
Operations and maintenance	924,723	853,057	711,537
Depreciation and amortization	701,552	654,929	591,215
General and administrative	284,227	315,536	275,494
Taxes other than income	120,170	116,518	160,942
Total cost and expenses	5,538,589	4,158,691	3,607,594
Net income (loss)	$1,270,625	$446,300	$(427,746)

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$1,270,625	$446,300	$(427,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	701,552	654,929	591,215
Other noncash items	10,544	—	—
(Increase) decrease in:
Accounts receivable	524,120	476,781	(1,118,049)
Accounts receivable from affiliates	(706,685)	41,704	194,212
Prepayments and other current assets	(406)	1,619	(107)
Increase (decrease) in:
Accounts payable	364,268	(1,692,547)	643,979
Accounts payable to affiliates	(900,947)	312,342	868,308
Other current liabilities	—	(35,380)	33,048
Net cash provided by operating activities	1,263,071	205,748	784,860
Cash Flows From Investing Activities:
Additions to property and equipment	(416,269)	(412,466)	(542,063)
Net cash used in investing activities	(416,269)	(412,466)	(542,063)
Cash Flows From Financing Activities:	—	—	—
Net increase (decrease) in cash and cash equivalents	846,802	(206,718)	242,797
Cash and cash equivalents, beginning of year	114,495	321,213	78,416
Cash and cash equivalents, end of year	$961,297	$114,495	$321,213

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS
STATEMENTS OF PARTNERS’ CAPITAL

Balance, December 31, 2002	$7,375,566
Net loss (unaudited)	(427,746)
Balance, December 31, 2003 (unaudited)	6,947,820
Net income	446,300
Balance, December 31, 2004	7,394,120
Net income (unaudited)	1,270,625
Balance, December 31, 2005 (unaudited)	$8,664,745

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Webb/Duval Gatherers (the “Partnership”), a Texas general partnership, was formed in December 1987 to provide gathering and transportation services to producers of natural gas in the South Texas region. The Partnership owns three pipeline systems, the Webb/Duval Gathering System, the Olmitos Gathering System and the Cinco Compadres Gathering System. In February 2002, Copano/Webb-Duval Pipeline, L.P. (“CWDPL”) (formerly Copano/Webb-Duval Pipeline, Inc.), a wholly-owned indirect subsidiary of Copano Energy, L.L.C. (“CE”), increased its ownership interest in the Partnership from a 15% general partnership interest to a 62.5% general partnership interest. As a result of CWDPL’s acquisition of this additional 47.5% general partnership interest in the Partnership, CWDPL assumed operations of the Partnership from the previous operator on February 1, 2002. The remaining partners, that have substantive participating rights with respect to the management of the Partnership, collectively own a 37.5% general partnership interest in the Partnership.

The accompanying financial statements include the assets, liabilities and results of operations of the Partnership as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

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

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

In evaluating the level of established reserves, the Partnership makes judgments regarding each party’s ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. Management of the Partnership has established various procedures to manage its credit exposure including initial credit approvals, credit limits and rights of offset. The Partnership may also use prepayments and guarantees to limit credit risk to ensure that management’s established credit criteria are met. As of December 31, 2005 and 2004, the Partnership has not established an allowance for doubtful accounts.

Property and Equipment

Property and equipment consist of gas gathering systems and other related facilities, which are carried at cost less accumulated depreciation. The Partnership charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the useful life or expand the capacity of assets. The Partnership calculates depreciation using the straight-line method principally over 15-year and 20-year estimated useful lives of the Partnership’s assets. The weighted average useful life of the Partnership’s pipeline and equipment assets is approximately 15 years.

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

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal operation of an asset. The Partnership records the fair value of a liability for any legal obligations associated with the AROs in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset is recorded. Over time, accretion of the liability to its present value is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either settles the obligation for its recorded amount or incurs a gain or loss on settlement. In December 2005, the Partnership adopted the Financial Accounting Standards Board (“FASB”) Interpretation No (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” which required the Partnership to record a liability for AROs in which the timing and/or amount of settlement of the obligation are uncertain. These conditional asset retirement obligations were not addressed in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which the Partnership adopted on January 1, 2003. The Partnership adopted FIN 47 effective December 31, 2005 and the adoption of FIN 47 did not have a significant impact on the Partnership’s financial position, results of operations or cash flows. See Note 4.

Transportation and Exchange Imbalances

In the course of transporting natural gas for others, the Partnership may receive for redelivery different quantities of natural gas than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

receipt or delivery of natural gas in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and accounts receivable from affiliates and imbalance payables are included in accounts payable and accounts payable to affiliates on the balance sheets and are valued at estimated settlement prices or marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2005 and 2004, the Partnership had imbalance receivables totaling $1,551,014 (unaudited) and $1,850,697, respectively, and imbalance payables totaling $1,952,866 (unaudited) and $2,003,253, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

Note 3—New Accounting Pronouncements

Exchanges of Nonmonetary Assets an amendment of APB No. 29.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.”  This statement amends Accounting Principles Board Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

expected to change significantly as a result of the exchange. The Partnership adopted this statement beginning July 1, 2005. The adoption of this statement had no impact on the Partnership’s previously issued financial statements and is not expected to have a material impact on future financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

Accounting for Purchases and Sales of Inventory with the Same Counterparty

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. The Partnership does not expect that the adoption of Issue 04-13 will have a material effect on its financial position, results of operations or cash flows.

Note 4—Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following:

	December 31,
	2005	2004
	(unaudited)
Property and equipment, at cost:
Pipelines and equipment	$25,461,503	$25,143,074
Construction in progress	192,307	60,625
	25,653,810	25,203,699
Less accumulated depreciation and amortization	(17,621,916)	(16,920,364)
Total property and equipment, net	$8,031,894	$8,283,335

Asset retirement obligations.   The Partnership has recorded asset retirement obligations related to (i) rights-of-way and easements over property not owned by the Partnership and (ii) regulatory requirements triggered by the abandonment or retirement of certain of these assets. In December 2005, the Partnership adopted FIN 47 and recorded a $44,386 liability in connection with conditional asset retirement obligations. The cumulative effect of this change in accounting principle for years prior to 2005 was not significant. None of the Partnership’s assets are legally restricted for purposes of settling asset retirement obligations.

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table presents information regarding the Partnership’s asset retirement obligations.

Asset retirement obligation liability balance, December 31, 2004	$—
Adoption of FIN 47 for conditional obligations	44,386
Asset retirement obligation liability balance, December 31, 2005	$44,386

Property and equipment at December 31, 2005 and 2004 includes $33,842 and $0, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, the Partnership estimates that accretion expense will approximate $3,000 for 2006, $4,000 for each of 2007, 2008, 2009 and 2010.

Note 5—Risk Management Activities

The Partnership may utilize a hedging strategy to mitigate the risk of the volatility of natural gas prices in connection with the purchase or sale of natural gas with respect to the resolution of its natural gas imbalance positions. However, for the years ended December 31, 2005 (unaudited), 2004 and 2003 (unaudited), no such hedging positions were purchased or exercised and no option positions were outstanding as of December 31, 2005 (unaudited) or 2004.

Note 6—Related Party Transactions

Operations Services

The Partnership does not directly employ any persons to manage or operate its business. Through December 31, 2004, Copano/Operations, Inc. (“Copano Operations”), an entity controlled by Mr. John R. Eckel, Jr., Chairman of the Board of Directors and Chief Executive Officer of CE, provided these management and operations support services as well as administrative support services to CWDPL, the operator of the Partnership. Effective January 1, 2005, Copano Operations transferred responsibility to CPNO Services, L.P. (“CPNO Services”), an indirect wholly-owned subsidiary of CE, for a significant portion of the services that Copano Operations had previously provided to CWDPL. CWDPL reimbursed Copano Operations and CPNO Services for all direct and indirect costs of services provided by Copano Operations and CPNO Services. CWDPL charges the Partnership for operations and support services as well as a monthly administrative fee of $16,000 and is reimbursed by the Partnership for certain personnel services not included in the administrative fee. Additionally, CWDPL has made advances to the Partnership for capital expenditures. For the years ended December 31, 2005, 2004 and 2003, CWDPL charged the Partnership $560,807 (unaudited), $711,593 and $619,743 (unaudited), respectively, for administrative fees and operations and support services including payroll and benefits expense for both field and administrative personnel of the Partnership and capitalized costs. As of December 31, 2005 and 2004, the Partnership’s net payable to CWDPL totaled $516,658 (unaudited) and $940,928, respectively.

Management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by the Partnership to conduct current operations if the Partnership had obtained these services from an unaffiliated entity) would not be less favorable than the amounts recorded in the Partnership’s financial statements for the years ended December 31, 2005, 2004 and 2003.

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

Natural Gas Transportation and Exchange Imbalance Transactions

Pursuant to a gas gathering agreement, the Partnership earned transportation fees of $474,817 (unaudited), $492,590 and $180,928 (unaudited) from Copano Field Services/Agua Dulce (“CFS/AD”), an indirect wholly-owned subsidiary of CE and an affiliate of CWDPL, during the years ended December 31, 2005, 2004 and 2003, respectively. The Partnership recorded natural gas sales of $2,142,277 (unaudited), $1,330,993 and $913,332 (unaudited) pursuant to the imbalance cash out provisions of the gas gathering agreement with CFS/AD during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Partnership recorded cost of natural gas sold of $833,399 (unaudited), $1,135,402 and $459,860 (unaudited) pursuant to the cash out provisions of the gas gathering agreement with CFS/AD for the years ended December 31, 2005, 2004 and 2003, respectively. CFS/AD paid the Partnership $67,033 in well connection fees during the year ended December 31, 2005. As of December 31, 2005, CFS/AD owed the Partnership $423,237 (unaudited) under this gas gathering agreement and as of December 31, 2004, the Partnership owed CFS/AD $200,406 under this gas gathering agreement.

Pursuant to gas purchase and sales agreements, the Partnership sold natural gas to other affiliates of CWDPL and indirect wholly-owned subsidiaries of CE of $1,733,421 (unaudited), $787,117 and $40,833 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Partnership recorded cost of natural gas sold to these other affiliates of CWDPL of $37,882 (unaudited), $550,733 and $9,571 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. The Partnership also earned transportation fees from these other affiliates of CWDPL of $0 (unaudited), $1,575, $0 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the other affiliates of CWDPL owed the Partnership $169,010.

Pursuant to gas gathering agreements with the other general partners of the Partnership, the Partnership earned transportation fees of $153,959 (unaudited), $146,647 and $104,570 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, under one of the other general partner’s gas gathering agreement, the Partnership recorded gas imbalance activity as cost of natural gas sold of $(393,597) (unaudited), $(111,288) and $438,368 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. Under one of the other general partner’s gas gathering agreement, the Partnership had net purchases of natural gas of $66,390 (unaudited), $41,752 and $0 (unaudited) during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, these general partners owed the Partnership $38,760 (unaudited) and $41,973, respectively, for transportation fees. Additionally, one of these general partners paid a well connection fee of $23,000 during the year ended December 31, 2004. The Partnership had net gas imbalance obligations to these general partners of $361,805 (unaudited) and $755,915 as of December 31, 2005 and 2004, respectively.

Management of the Partnership believes these transactions were on terms no less favorable than those that could have been achieved with an outside company.

Note 7—Business Segment and Customer Information

Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and transportation of natural gas and it currently reports its operations, both internally and externally, as a single business segment. The Partnership had two (unaudited) affiliated customers that accounted for 39% (unaudited) and 25% (unaudited), respectively, of its revenue for the year ended December 31, 2005. The Partnership had two affiliated customers and one third-party customer

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

that accounted for 40%, 17% and 15%, respectively, of its revenue for the year ended December 31, 2004. The Partnership had one (unaudited) affiliated customer and one (unaudited) third-party customer that accounted for 34% (unaudited) and 27% (unaudited), respectively, of its revenue for the year ended December 31, 2003.

Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had one (unaudited) third-party and one (unaudited) affiliated supplier during the year ended December 31, 2005 that accounted for 73% (unaudited) and 24% (unaudited), respectively, of its cost of natural gas sold. Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had one third-party and two affiliated suppliers during the year ended December 31, 2004 that accounted for 38%, 34% and 17%, respectively, of its cost of natural gas sold. Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had one (unaudited) third-party supplier and one (unaudited) affiliated supplier for the year ended December 31, 2003 that accounted for 78% (unaudited) and 21% (unaudited), respectively, of its cost of natural gas sold. The Partnership only buys and sells natural gas in connection with the resolution of natural gas imbalances incurred as a result of its gathering and transportation activities.

Note 8—Fair Value of Financial Instruments

The carrying amount of cash equivalents is believed to approximate its fair value because of the short maturities of these instruments.

Note 9—Commitments and Contingencies

Commitments

For the years ended December 31, 2005, 2004 and 2003, rental expense for leased vehicles and leased compressors and related field equipment used in the Partnership’s operations totaled $159,667 (unaudited), $180,269 and $186,950 (unaudited), respectively. As of December 31, 2005, commitments under the Partnership’s lease obligations totaled $35,725 for 2006, $28,031 for 2007 and $5,575 for 2008.

Although the Partnership may have both fixed and variable contractual commitments arising in the ordinary course of its activities, as of December 31, 2005, the Partnership had no fixed or variable contractual commitments to purchase or sell natural gas.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

FIN 45 also sets forth disclosure requirements for guarantees including the guarantees by a general partner of the Partnership on behalf of the Partnership. CWDPL guaranteed certain trade obligations of the Partnership and as of December 31, 2005, the balance of these guaranteed obligations was less than $150,000. However, from July 8, 2002 through April 1, 2004, subsidiaries of CE guaranteed certain vehicle lease obligations of Copano Operations for vehicles operated for the benefit of the Partnership and certain subsidiaries of CE. Effective April 2, 2004, the vehicle lease was transferred to a subsidiary of CE, as

WEBB/DUVAL GATHERERS
NOTES TO FINANCIAL STATEMENTS (Continued)

lessee. As of December 31, 2005, certain other subsidiaries of CE guaranteed approximately $178,000 of the lessee’s lease payment obligations (approximately $69,000 relates to vehicles used by the Partnership). Additionally, under each vehicle lease, the lessee has guaranteed the lessor a minimum residual sales value upon the expiration of the lease and sale of the underlying vehicle. These residual sale values guaranteed by the lessee are in turn guaranteed by certain other subsidiaries of CE. At December 31, 2005, guaranteed residual values for vehicles used by the Partnership under these operating leases were as follows:

	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$—	$13,654	$23,661	$—	$—	$37,315

Presently, neither the Partnership nor any of its general partner has any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

Regulatory Compliance

In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position of the Partnership.

Litigation

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership is not currently a party to any material legal proceedings. In addition, management of the Partnership is not aware of any material legal or governmental proceedings against the Partnership, or contemplated to be brought against the Partnership, under the various environmental protection statutes to which the Partnership is subject, that would have a significant adverse effect on the Partnership’s financial position or results of operations.

Note 10—Supplemental Disclosures to the Statements of Cash Flows

Supplemental disclosures of noncash investing and financing activities

	Year Ended December 31,
	2005	2004	2003
	(unaudited)		(unaudited)
Increase in property, plant and equipment	$33,842	$—	$—
Increase in other noncurrent liabilities	44,386	—	—