Form 10-Q
period 2006-03-31
Copano Energy, L.L.C.
filed 2006-05-10
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-32329

Copano Energy, L.L.C.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0411678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2727 Allen Parkway, Suite 1200 Houston, Texas 77019 (Address of Principal Executive Offices)
(713) 621-9547 (Registrant’s Telephone Number, Including Area Code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐          No ☑
      There were 14,812,723 common units of Copano Energy, L.L.C. outstanding at May 1, 2006. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.	Financial Statements.
COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005

	(In thousands, except
	unit information)
ASSETS
Current assets:
Cash and cash equivalents	$26,465	$25,297
Accounts receivable, net	59,539	83,297
Accounts receivable from affiliate	977	—
Risk management assets	11,456	10,067
Prepayments and other current assets	1,812	2,474

Total current assets	100,249	121,135

Property, plant and equipment, net	534,859	532,320
Intangible assets, net	96,329	97,551
Investment in unconsolidated affiliates	14,878	7,901
Risk management assets	18,180	24,778
Other assets, net	14,285	9,065

Total assets	$778,780	$792,750

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$76,029	$96,001
Accounts payable to affiliates	213	189
Notes payable	516	1,272
Other current liabilities	9,557	10,970

Total current liabilities	86,315	108,432

Long-term debt	385,000	398,000
Risk management and other noncurrent liabilities	5,089	4,515

Commitments and contingencies (Note 9)

Members’ capital:
Common units, no par value, 14,675,667 and 14,100,508 units issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	318,644	297,592
Subordinated units, no par value, 3,519,126 units outstanding as of March 31, 2006 and December 31, 2005, respectively	10,379	10,379
Paid-in capital	5,769	4,068
Accumulated deficit	(17,609)	(14,941)
Deferred compensation	—	(3,949)
Other comprehensive loss	(14,807)	(11,346)

	302,376	281,803

Total liabilities and members’ capital	$778,780	$792,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(In thousands, except
	unit information)
Revenue:
Natural gas sales(1)	$127,464	$78,141
Natural gas sales — affiliates	516	—
Natural gas liquids sales	75,326	45,076
Transportation, compression and processing fees	3,810	2,686
Transportation, compression and processing fees — affiliates	10	11
Other	6,834	936

Total revenue	213,960	126,850

Costs and expenses:
Cost of natural gas and natural gas liquids(2)	176,572	111,271
Cost of natural gas and natural gas liquids — affiliates	140	430
Transportation	679	463
Transportation — affiliates	90	135
Operations and maintenance	7,184	2,971
Depreciation and amortization	7,625	1,792
General and administrative	6,075	3,435
Taxes other than income	444	197
Equity in earnings from unconsolidated affiliates	(196)	(225)

Total costs and expenses	198,613	120,469

Operating income	15,347	6,381
Other income (expense):
Interest and other income	249	67
Interest and other financing costs	(8,183)	(1,023)

Net income	$7,413	$5,425

Basic net income per unit:
Net income per unit	$0.41	$0.51
Weighted average number of units	14,657	7,061
Diluted net income per unit:
Net income per unit	$0.40	$0.51
Weighted average number of units	18,326	10,639

(1) Includes sales related to purchases/sales with the same counterparty:	$—	$20,408
(2) Includes purchases related to purchases/sales with the same counterparty:	$—	$20,453
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Cash Flows From Operating Activities:
Net income	$7,413	$5,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,625	1,792
Amortization of debt issue costs	957	163
Equity in earnings from unconsolidated affiliates	(196)	(225)
Equity-based compensation	321	83
Other noncash items	(2)	(21)
Changes in assets and liabilities:
Accounts receivable	23,758	2,234
Accounts receivable from affiliate	(947)	(105)
Prepayments and other current assets	662	258
Risk management assets	2,338	—
Accounts payable	(18,031)	286
Accounts payable to affiliates	24	24
Other current liabilities	(1,067)	977

Net cash provided by operating activities	22,855	10,891

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(10,557)	(1,073)
Investment in unconsolidated affiliate	(6,811)	—
Escrow cash	—	(5)
Other	(97)	—

Net cash used in investing activities	(17,465)	(1,078)

Cash Flows From Financing Activities:
Repayments of long-term debt	(258,000)	(4,000)
Proceeds from long-term debt	245,000	—
Repayments of short-term notes payable	(756)	—
Deferred financing costs	(6,239)	(67)
Distributions to unitholders	(10,081)	(2,115)
Proceeds from private placement of common units	25,000	—
Capital contributions from Pre-Offering Investors	1,380	—
Proceeds from option exercises	58	—
Equity offering costs	(584)	—

Net cash used in financing activities	(4,222)	(6,182)

Net increase in cash and cash equivalents	1,168	3,631
Cash and cash equivalents, beginning of year	25,297	7,015

Cash and cash equivalents, end of period	$26,465	$10,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME
(Unaudited)

	Common		Subordinated
								Other		Total
	Number of	Common	Number	Subordinated	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Units	Units	of Units	Units	Capital	Deficit	Compensation	Loss	Total	Income

	(In thousands)
Balance, December 31, 2005	14,101	$297,592	3,519	$10,379	$4,068	$(14,941)	$(3,949)	$(11,346)	$281,803	$—
Capital contributions from Pre-Offering Investors	—	—	—	—	1,380	—	—	—	1,380	—
Private placement of units	709	25,000	—	—	—	—	—	—	25,000	—
Offering costs	—	(57)	—	—	—	—	—	—	(57)	—
Distributions to unitholders	—	—	—	—	—	(10,081)	—	—	(10,081)	—
Option exercises	3	58	—	—	—	—	—	—	58	—
Adoption of SFAS No. 123(R)-reversal of deferred compensation related to restricted common units	(137)	(3,949)	—	—	—	—	3,949	—	—	—
Equity-based compensation	—	—	—	—	321	—	—	—	321	—
Net income	—	—	—	—	—	7,413	—	—	7,413	7,413
Derivative settlements reclassified to income	—	—	—	—	—	—	—	768	768	768
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	(4,229)	(4,229)	(4,229)

Comprehensive income										$3,952

Balance, March 31, 2006	14,676	$318,644	3,519	$10,379	$5,769	$(17,609)	$—	$(14,807)	$302,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

Organization
      Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our subsidiaries, provide midstream energy services, including gathering, transportation, treating, processing and conditioning services in the Texas Gulf Coast region and in central and eastern Oklahoma. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its subsidiaries.
      Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to our gas processing plants, either on our pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. We own and operate an NGL products pipeline extending from our Houston Central Processing Plant near Sheridan, Texas to the Houston area, and we lease an additional NGL pipeline that extends from the tailgate of this processing plant to the Enterprise Product Partners’ Seminole Pipeline near Brenham, Texas. We refer to our operations in central and eastern Oklahoma as “Mid-Continent Operations,” to our natural gas pipeline Texas operating subsidiaries collectively as “Texas Gulf Coast Pipelines” and to our Texas processing and related activities collectively as “Texas Gulf Coast Processing.”

Basis of Presentation and Principles of Consolidation
      The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. Although we, through certain of our subsidiaries, own a 62.5% equity investment in Webb/ Duval Gatherers (“Webb Duval”), a Texas general partnership, and a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, we account for both of these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of Webb Duval and Southern Dome. All significant intercompany accounts and transactions are eliminated in our consolidated financial statements.
      The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our statements reflect all normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, our management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2 — New Accounting Pronouncements

Share-Based Payment
      On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees and carries forward without change to prior

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and generally requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.
      The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We are required to apply SFAS No. 123(R) to all equity awards granted, modified or settled by January 1, 2006. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, a company must recognize compensation cost for all awards granted after the company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, a company must restate previously issued financial statements to recognize the amounts the company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, a company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.
      We have elected to use the modified prospective method and accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expense in our consolidated statements of operations. For the three months ended March 31, 2006, the adoption of SFAS No. 123(R) impacted our results of operations by decreasing equity-based compensation expense by $286,000 as compared to the expense that would have been recognized under APB No. 25. The adoption of SFAS No. 123(R) increased our basic and diluted net income per unit for the three months ended March 31, 2006 by $0.02 per unit and $0.01 per unit, respectively. The adoption of this statement did not have a material effect on our financial position or results of operations. See Note 6.

Accounting Changes and Error Corrections
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this statement beginning January 1, 2006 and the adoption of this statement had no impact on our previously issued financial statements and is not expected to have a material effect on our financial position or results of operations in future financial statements.

Accounting for Purchases and Sales of Inventory with the Same Counterparty
      In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three months ended March 31, 2006 and 2005, our reported natural gas sales revenues and our reported cost of natural gas and natural gas liquids would be reduced by the amounts shown in footnotes (1) and (2) to our consolidated statements of operations. We do not expect that our adoption of Issue 04-13 will have a material effect on our financial position, results of operations or cash flows.

Note 3 —	Intangible Assets
      Our intangible assets consist of rights-of-way, easements and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,353,000 and $107,000 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the weighted average amortization period for our intangible assets was 19.8 years. As of March 31, 2006, the weighted average amortization period was 23.7 years for our rights-of-way and easements and 14.3 years for our contracts. Estimated aggregate amortization expense remaining for 2006 and each of the five succeeding fiscal years is approximately: 2006 — $4,048,000; 2007 — $5,355,000; 2008 — $5,288,800; 2009 — $5,219,000; 2010 — $5,187,000; and thereafter — $71,233,000. Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Rights-of-way and easements, at cost	$59,823	$59,693
Contracts	42,444	42,444
Customer relationship	725	725
Less accumulated amortization	(6,663)	(5,311)

Intangible assets, net	$96,329	$97,551

Note 4 —	Acquisitions

Acquisition of ScissorTail Energy, LLC
      On August 1, 2005, we completed our acquisition of all of the membership interests in Tulsa-based ScissorTail Energy, LLC (“ScissorTail”) for $499,135,000 (the “ScissorTail Acquisition”). ScissorTail provides natural gas midstream services in central and eastern Oklahoma and its assets primarily consist of gathering pipelines and three processing plants. In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents selected unaudited pro forma financial information for the three months ended March 31, 2005 incorporating the historical (pre-acquisition) results of ScissorTail as if the ScissorTail Acquisition had occurred on January 1, 2005 as opposed to the actual date that the acquisition occurred. Excluded from the pro forma financial information are certain non-recurring charges of $1.9 million related to the write-off of the remaining debt issuance costs related to senior indebtedness existing prior to the ScissorTail Acquisition. The pro forma information is based upon data currently available and includes certain estimates and assumptions made by management. As a result, this information is not necessarily indicative of our financial results had the transactions actually occurred on January 1, 2005. Likewise, the following unaudited pro forma financial information is not necessarily indicative of our future financial results.

	Three Months Ended March 31,

	Actual 2006	Pro Forma 2005

	(In thousands,
	except per unit information)
Pro Forma Earnings Data:
Revenue	$213,960	$199,369
Costs and expenses	$198,616	$187,492
Operating income	$15,347	$11,877
Income before extraordinary items	$7,413	$2,885
Net income	$7,413	$2,885
Basic net income per unit:
As reported weighted average units outstanding	14,657	7,061
Pro forma units outstanding		13,241
As reported net income per unit	$0.41	$0.51
Pro forma net income per unit		$0.17
Diluted net income per unit:
As reported weighted average units outstanding	18,326	10,639
Pro forma units outstanding		16,910
As reported net income per unit	$0.40	$0.51
Pro forma net income per unit		$0.17

Note 5 —	Long-Term Debt
      A summary of our debt follows (in thousands):

	March 31,	December 31,
	2006	2005

Long-term debt:
Credit Facility	$160,000	$228,000
Senior Notes	225,000	—
Term Loan Facility	—	170,000

Total	$385,000	$398,000

Credit Facility
      On August 1, 2005, we entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matures on July 31, 2010. In connection with the ScissorTail Acquisition, we assumed a standby letter of credit of $900,000, which remains outstanding at March 31, 2006. In January 2006, we amended the Credit Facility to, among other things, increase the amount of unsecured indebtedness permitted to refinance the Term Loan Facility discussed below. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.
      The effective average interest rate on borrowings under the Credit Facility was 6.33% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of March 31, 2006. Interest and other financing costs related to the Credit Facility totaled $3,320,000 for the three months ended March 31, 2006. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of March 31, 2006, the unamortized portion of debt issue costs totaled $4,490,000.
      Management believes that we are in compliance with the covenants under the Credit Facility as of March 31, 2006.

Senior Notes Offering
      On February 7, 2006, we closed the private placement of an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”) in a transaction exempt from the registration requirements under the Securities Act of 1933. We used the net proceeds from the issuance of the Senior Notes of $219,375,000 to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68,000,000 and (iii) pay expenses of approximately $1,375,000.
      Interest and other financing costs related to the Senior Notes totaled $2,856,000 for the three months ended March 31, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of March 31, 2006, the unamortized portion of debt issue costs totaled $6,796,000.
      The Senior Notes are jointly and severally guaranteed by all of our current wholly-owned subsidiaries (other than Copano Energy Finance Corporation (“CEFC”), the co-issuer of the Senior Notes) and by certain of our future subsidiaries. The subsidiary guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries). The subsidiary guarantees rank senior in right of payment to any future subordinated indebtedness of our guarantor subsidiaries.
      Condensed consolidating financial information for Copano and its wholly-owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,085	$1	$24,379	$—	$26,465
Accounts receivable, net	27	—	59,512	—	59,539
Accounts receivable from affiliates	—	—	30,907	(29,930)	977
Intercompany receivable	34,346	—	(36,536)	2,190	—
Risk management assets	—	—	11,456	—	11,456
Prepayments and other current assets	25	—	1,787	—	1,812

Total current assets	36,483	1	91,505	(27,740)	100,249

Property, plant and equipment, net	348	—	534,511	—	534,859
Intangible assets, net	—	—	96,329	—	96,329
Investment in unconsolidated affiliates	—	—	14,878	—	14,878
Investment in consolidated subsidiaries	594,371	—	—	(594,371)	—
Risk management assets	—	—	18,180	—	18,180
Other assets, net	11,286	—	2,999	—	14,285

Total assets	$642,488	$1	$758,402	$(622,111)	$778,780

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$62	$—	$75,967	$—	$76,029
Accounts payable to affiliates	—	—	19,078	(18,865)	213
Intercompany payable	3,677	—	5,198	(8,875)	—
Notes payable	—	—	516	—	516
Other current liabilities	4,799	—	4,758	—	9,557

Total current liabilities	8,538	—	105,517	(27,740)	86,315

Long-term debt	385,000	—	—	—	385,000
Risk management and other noncurrent liabilities	248	—	4,841	—	5,089
Members’/Partners’ capital:
Common units	318,644	—	—	—	318,644
Subordinated units	10,379	—	—	—	10,379
Paid-in capital	5,769	1	574,301	(574,302)	5,769
Accumulated deficit	(86,090)	—	88,550	(20,069)	(17,609)
Other comprehensive loss	—	—	(14,807)	—	(14,807)

	248,702	1	648,044	(594,371)	302,376

Total liabilities and members’/partners’ capital	$642,488	$1	$758,402	$(622,111)	$778,780

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
Revenue:
Natural gas sales	$—	$—	$127,980	$—	$127,980
Natural gas liquids sales	—	—	75,326	—	75,326
Transportation, compression and processing fees	—	—	3,820	—	3,820
Other	—	—	6,834	—	6,834

Total revenue	—	—	213,960	—	213,960

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	176,712	—	176,712
Transportation	—	—	769	—	769
Operations and maintenance	—	—	7,184	—	7,184
Depreciation and amortization	17	—	7,608	—	7,625
General and administrative	318	—	5,757	—	6,075
Taxes other than income	—	—	444	—	444
Equity in earnings from unconsolidated affiliates	—	—	(196)	—	(196)

Total costs and expenses	335	—	198,278	—	198,613

Operating (loss) income	(335)	—	15,682	—	15,347
Other income (expense):
Interest and other income	—	—	249	—	249
Interest and other financing costs	(8,145)	—	(38)	—	(8,183)

Net (loss) income	$(8,480)	$—	$15,893	$—	$7,413

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(7,117)	$—	$29,972	$—	$22,855

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(1)	—	(10,556)	—	(10,557)
Investment in unconsolidated affiliates	—	—	(6,811)	—	(6,811)
Distributions from consolidated subsidiaries	11,500	—	—	(11,500)	—
Other	—	—	(97)	—	(97)

Net cash provided by (used in) investing activities	11,499	—	(17,464)	(11,500)	(17,465)

Cash Flows From Financing Activities:
Repayments of long-term debt	(258,000)	—	—	—	(258,000)
Proceeds from long-term debt	245,000	—	—	—	245,000
Deferred financing costs	(6,239)	—	—	—	(6,239)
Repayment of short-term notes payable	—	—	(756)	—	(756)
Distributions to unitholders	(10,081)	—	—	—	(10,081)
Proceeds from private placement of common units	25,000	—	—	—	25,000
Capital contributions from Pre-Offering Investors	1,380	—	—	—	1,380
Equity offering costs	(584)	—	—	—	(584)
Proceeds from option exercises	58	—	—	—	58
Distributions to parent	—	—	(11,500)	11,500	—

Net cash (used in) provided by financing activities	(3,466)	—	(12,256)	11,500	(4,222)

Net increase in cash and cash equivalents	916	—	252	—	1,168
Cash and cash equivalents, beginning of year	1,167	1	24,129	—	25,297

Cash and cash equivalents, end of period	$2,083	$1	$24,381	$—	$26,465

Term Loan Facility
      On August 1, 2005, we entered into a $170,000,000 senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. In January 2006, we used $20,000,000 of proceeds from our private placement of equity (discussed in Note 6) to pay down the balance of the Term Loan Facility to $150,000,000. In February 2006, we used proceeds from the issuance of Senior Notes due 2016 to repay and terminate the Term Loan Facility. Please read “Senior Notes Offering” above.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest and other financing costs, including the remaining amortization of debt issue costs of $584,000, related to the Term Loan Facility totaled $2,125,000 for the three months ended March 31, 2006.

Note 6 —	Members’ Capital and Distributions

Common Units and Subordinated Units
      As of March 31, 2006, 14,675,667 common units (excluding restricted common units) and 3,519,126 subordinated units were outstanding. Management controlled an aggregate of 827,132 common units as of March 31, 2006. Investors existing prior to our initial public offering in November 2004 (“Pre-Offering Investors”) and their assignees owned all of our outstanding subordinated units.
      On December 29, 2005, we entered into a purchase agreement with certain private investors for the private placement of 1,418,440 of our common units for aggregate net proceeds of $50,000,000. The purchase price for each common unit was $35.25. Pursuant to the private placement, on December 30, 2005, we issued 709,220 of our common units for aggregate proceeds of $25,000,000 and, on January 3, 2006, we issued the remaining 709,220 of our common units for aggregate proceeds of $25,000,000. We used the proceeds from the private placement to pay down balances outstanding under our Credit Facility and our Term Loan Facility discussed in Note 5. In connection with this private placement, we granted holders of these common units certain registration rights and, as a result thereof, we registered these common units on a Registration Statement on Form S-3, which was declared effective by the SEC on April 28, 2006.
      Pursuant to our limited liability company agreement, the Pre-Offering Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2006, the “cap” limits our general and administrative expense obligations to $1.65 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. In February 2006, our Pre-Offering Investors made capital contributions to us in the aggregate amount of $1,380,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2005. Based on the level of our general and administrative expenses for the first quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amount of $2,075,000 as a reimbursement of excess general and administrative expenses for this period. The Pre-Offering Investors will use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Restricted Common Units
      Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units. As of March 31, 2006, 136,566 restricted common units were outstanding.
      The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into general and administrative expense over the respective vesting periods. We recognized non-cash compensation expense of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$233,000 and $83,000 related to the amortization of restricted units outstanding during the three months ended March 31, 2006 and 2005, respectively.

Distributions
      The holders of our common and subordinated units are entitled to participate in distributions. The common units have the right to receive a minimum quarterly distribution, or MQD, of $0.40 per unit, plus any arrearages on the common units, before any distribution is made to the holders of the subordinated units. Subordinated units do not accrue distribution arrearages. After the expiration of the subordination period as defined in our limited liability company agreement, common units will no longer be entitled to arrearages.
      On January 18, 2006, our Board of Directors declared a cash distribution for the three months ended December 31, 2005 of $0.55 per unit for all of our outstanding common and subordinated units. The distribution totaling $10,081,000 was paid on February 14, 2006 to holders of record at the close of business on February 1, 2006.
      On April 18, 2006, our Board of Directors declared a cash distribution for the three months ended March 31, 2006 of $0.60 per unit for all of our outstanding common and subordinated units. The distribution totaling $11,000,000 will be paid on May 15, 2006 to holders of record at the close of business on May 1, 2006.

Unit Options
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
      During the three months ended March 31, 2006, we granted 16,200 unit options to purchase an equal number of common units at an average exercise price of $41.16 per unit to certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. These outstanding options have a contractual life of 10 years from date of grant. All options granted during the three months ended March 31, 2006 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $88,000 related to unit options net of anticipated forfeitures for the three months ended March 31, 2006.

Accounting for Equity-Based Compensation
      As discussed in Note 2, on January 1, 2006, we adopted SFAS No. 123(R). We previously accounted for awards issued under our long-term incentive plan using APB No. 25 and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” The cumulative effect of this change in accounting principle upon adoption was not significant. The equity-based compensation expense relates to awards issued under our long-term incentive plan discussed in “Restricted Common Units” and “Unit Options” above and totaled $321,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively.
      Unit Options. The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected volatility and distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies.

	Three Months Ended March 31,

	2006	2005

Weighted average exercise price	$41.16	$27.19
Expected volatility	27.24%	24.53%
Distribution yield	6.52%	6.49%
Risk-free interest rate	4.33%-4.61%	3.99%-4.19%
Expected term (in years)	7	7
Weighted average grant-date fair value of options granted	$6.10	$3.35
Total intrinsic value of options exercised	$53,000	$—
      A summary of the unit option activity for the three months ended March 31, 2006 is provided below:

			Weighted
	Number of	Weighted	Average
	Units	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of period	491,110	$30.18
Granted	16,200	41.16
Exercised	(2,767)	21.90
Forfeited	(1,538)	29.84

Outstanding at end of period	503,005	$30.58	9.0	$7,012,000

Exercisable at end of period	39,921	$20.88	8.7	$944,000

      As of March 31, 2006, unrecognized compensation costs related to outstanding options issued under our long-term incentive plan totaled $1,495,000. The expense is expected to be recognized over a weighted average period of approximately 4 years.
      Restricted Common Units. A summary of the restricted common unit activity for the three months ended March 31, 2006 is provided below:

	Number	Weighted
	of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of period	139,118	$36.59
Granted	—	—
Vested	(2,290)	27.05
Forfeited	(262)	40.50

Outstanding at end of period	136,566	$36.74

      As of March 31, 2006, unrecognized compensation costs related to the outstanding restricted units issued under our long-term incentive plan totaled $3,391,000. The expense is expected to be recognized over a weighted average period of 4 years. The total fair value of restricted common units vested during the three months ended March 31, 2006 was $93,000.
      If compensation expense related to the issuance of options and restricted units had been determined by applying the fair value method prescribed in SFAS No. 123(R), our net income and net income per unit

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would have approximated the pro forma amounts below for the three months ended March 31, 2005 (in thousands, except per unit information):

Net income, as reported	$5,425
Add: Equity-based compensation included in net income	83
Less: Equity-based employee compensation expense determined under SFAS No. 123(R)	(61)

Pro forma net income	$5,447

Net income per unit:
Basic — as reported	$0.51

Basic — pro forma	$0.52

Diluted — as reported	$0.51

Diluted — pro forma	$0.51

Note 7 — Net Income Per Unit
      Basic net income per unit excludes dilution and is computed by dividing net income attributable to the common unitholders by the weighted average number of units outstanding during the period. Dilutive net income per unit reflects potential dilution and is computed by dividing net income attributable to the common unitholders by the weighted average number of units outstanding during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.
      Basic net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended
	March 31,

	2006	2005

Net income available — basic	$7,413	$5,425
Less net income attributable to subordinated unitholders	(1,435)	(1,804)

Net income — basic	5,978	3,621
Net income attributable to subordinated unitholders	1,435	1,804

Net income available — diluted*	$7,413	$5,425

Basic weighted average units	14,657	7,061
Dilutive weighted average units*	18,326	10,639
Basic net income per unit	$0.41	$0.51

Diluted net income per unit*	$0.40	$0.51

*	Potentially dilutive restricted units and employee unit options totaled 54,011 and 95,438, respectively, during the three months ended March 31, 2006. Potentially dilutive restricted units and employee unit options totaled 0 and 58,722, respectively, during the three months ended March 31, 2005.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions

Operations Services
      Pursuant to our general and administrative services agreement with Copano/ Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services for us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended March 31, 2006 and 2005, we reimbursed Copano Operations $828,000 and $778,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of March 31, 2006, amounts payable by us to Copano Operations were $82,000.
      Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the three months ended March 31, 2006 and 2005.

Natural Gas Transactions
      During the three months ended March 31, 2006 and 2005, we purchased natural gas from affiliated companies of Mr. Eckel totaling $472,000 and $262,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $10,000 and $11,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $4,000 and $0, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $25,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in our consolidated statements of operations. Our management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of March 31, 2006, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $131,000.
      Natural gas sales to Webb Duval totaled $512,000 and $0 for the three months ended March 31, 2006 and 2005, respectively. Natural gas purchases and transportation costs from Webb Duval totaled $(242,000) and $303,000 for the three months ended March 31, 2006 and 2005, respectively. Additionally, as operator of Webb Duval, we charge Webb Duval a monthly administrative fee of $16,000. As of March 31, 2006, our net receivable from Webb Duval totaled $977,000.

Note 9 —	Commitments and Contingencies

Commitments
      For the three months ended March 31, 2006 and 2005, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $805,000 and $230,000, respectively.
      We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At March 31, 2006, we had fixed contractual commitments to purchase 186,750 million British thermal units (“MMBtu”) of natural gas in April 2006. As of March 31, 2006, we had fixed contractual commitments to sell 2,610,000 MMBtu of natural gas in April 2006. All of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these contracts are based on index-related market pricing. Using index-related market prices as of March 31, 2006, total commitments to purchase natural gas related to such agreements equaled $1,260,000 and the total commitment to sell natural gas under such agreements equaled $17,669,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During March 2006, natural gas volumes purchased under such contracts equaled 8,112,260 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During March 2006, natural gas volumes sold under such contracts equaled 3,371,802 MMBtu.

Guarantees
      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
      Certain of the Texas Gulf Coast Pipelines entities currently guarantee certain of our subsidiaries’ vehicle lease payment obligations, including the residual sales value under the vehicle leases. As of March 31, 2006, we guaranteed $150,000 related to these lease payment obligations. As of March 31, 2006, aggregate guaranteed residual values for vehicles under these operating leases were as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Lease residual values	$36	$55	$54	$—	$—	$145
      Effective April 12, 2003, we have guaranteed certain telephone equipment lease obligations (approximately $13,000 of lease payment obligations as of March 31, 2006) of Copano Operations.
      Presently, we do not have any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.
      FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We, from time to time, may issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of March 31, 2006, the approximate amount of parental guaranteed obligations were as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$385,000	$385,000
Commodity purchases	600	—	—	—	—	600

	$600	$—	$—	$—	$385,000	$385,600

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 10 — Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Three Months
	Ended March 31,

	2006	2005

Interest, including amounts capitalized	$7,625	$767
Taxes	—	—

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Three Months
	Ended March 31,

	2006	2005

Decrease in equity in earnings from unconsolidated affiliate	$30	$30
Decrease in accounts receivable from affiliates	(30)	(30)
Increase in property, plant and equipment	(1,747)	—
Increase in other assets	(13)	—
Decrease in accounts payable	1,940	—
Decrease in other current liabilities	346	—
Increase in equity offering costs	(526)	—
Note 11 — Financial Instruments
      We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, options and other financial instruments to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our Risk Management Policy prohibits the use of derivative instruments for speculative purposes.

Commodity Risk Hedging Program
      Our profitability is affected by prevailing NGL and natural gas prices. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty and a variety of additional factors that are beyond our control. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commodity derivative instruments. These activities are governed by our Risk Management Policy, which allows our management to purchase crude oil and natural gas liquids puts, to purchase certain natural gas put or call options and to sell fixed-for-floating swaps in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with our Risk Management Policy and is comprised of senior level executives in our operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight. Our Risk Management Policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services. Potential derivative transactions are analyzed to evaluate their effectiveness within our risk management strategy.
      In late July 2005, we entered into put transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. We designated these two transactions as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted) effective October 25, 2005. For the three months ended March 31, 2006, we recorded a net loss due to ineffectiveness of $56,000 and a reduction to other revenue of $130,000 resulting from forecasted transactions realized in 2006. We do not believe that it is probable that any forecasted transactions will not occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of March 31, 2006, the fair value of these derivative contracts totaled $1,004,000.
      In December 2005, we entered into additional commodity hedging transactions to hedge our exposure related to market prices for natural gas and NGLs, which consisted of natural gas puts with terms from January 2006 through December 2009, and NGL puts and swaps with terms from January 2006 through December 2008. These derivatives are intended to hedge the risk of extreme adverse price fluctuations with respect to our production of the commodities hedged. These financial instruments are designated as cash flow hedges under SFAS No. 133. During the three months ended March 31, 2006, we recorded a loss of $87,000 related to ineffectiveness on these instruments and a net gain on realized forecasted transactions for these derivatives of $520,000. We do not believe that it is probable that any forecasted transactions will not occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of March 31, 2006, the net fair value of these commodity financial instruments totaled $23,300,000, which is comprised of an asset of $27,758,000 and a liability of $4,458,000.
      During the three months ended March 31, 2005, no hedging positions were purchased or exercised and no option positions were outstanding as of March 31, 2005.

Interest Rate Risk Hedging Program
      Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.
      In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense. During the three months ended March 31, 2006, we recorded additional interest expense under these agreements of $25,000. As of March 31, 2006, the net fair value of interest rate swaps totaled $875,000.

Note 12 —	Segment Information
      We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following four business segments for both internal and external reporting and analysis: (i) Mid-Continent Operations, (ii) Texas Gulf Coast Pipelines, (iii) Texas Gulf Coast Processing and (iv) Corporate, which engages in risk management and other corporate activities. We evaluate segment performance based on segment gross margin before depreciation and amortization. All of our revenue is derived from, and all of our assets and operations are located in, central and eastern Oklahoma and the Texas Gulf Coast region of the United States. Transactions between reportable segments are conducted on an arm’s length basis.
      Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

		Texas Gulf	Texas Gulf
	Mid-Continent	Coast	Coast
	Operations	Pipelines	Processing	Corporate	Eliminations	Total

Three Months Ended March 31, 2006:
Sales to external customers	$99,698	$68,665	$45,350	$247 (a)	$—	$213,960
Intersegment sales	—	49,543	14,812	—	(64,355)	—
Interest expense and other financing costs	—	2	—	8,181	—	8,183
Depreciation and amortization	5,594	1,347	600	84	—	7,625
Equity in loss (earnings) from unconsolidated affiliates	28	(224)	—	—	—	(196)
Segment profit (loss)	9,540	3,896	4,057	(10,080)	—	7,413
Segment assets	562,198	128,234	70,211	45,876	(27,739)	778,780
Capital expenditures	3,717	3,439	1,479	278	—	8,913

Three Months Ended March 31, 2005:
Sales to external customers	$—	$81,684	$45,166	$—	$—	$126,850
Intersegment sales	—	39,044	3,608	—	(42,652)	—
Interest expense and other financing costs	—	886	137	164	(164)	1,023
Depreciation and amortization	—	1,245	528	19	—	1,792
Equity in earnings from unconsolidated affiliate	—	(225)	—	—	—	(225)
Segment profit (loss)	—	3,460	3,758	(1,793)	—	5,425
Capital expenditures	—	666	213	194	—	1,073

(a)	Represents the results of our risk management activities. See Note 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.
      As generally used in the energy industry and in this report, the following terms have the following meanings:

Bbls/d:	Barrels per day
Btu:	British thermal units
MMBtu:	One million British thermal units
MMBtu/d:	One million British thermal units per day
Mcf/d:	One thousand cubic feet per day
MMcf/d:	One million cubic feet per day
NGLs:	Natural gas liquids which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Throughput:	The volume of product transported or passing through a pipeline, plant, terminal or other facility
Overview
      We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in central and eastern Oklahoma and in the Texas Gulf Coast region.
      We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into four business segments, Mid-Continent Operations, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing and Corporate.

•	Mid-Continent Operations is a provider of natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing. For the three months ended March 31, 2006 and 2005, this segment generated approximately 56% and 0%, respectively, of our total gross margin. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended March 31, 2006 and 2005, this segment generated approximately 24% and 55%, respectively, of our total gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended March 31, 2006 and 2005, this segment generated approximately 19% and 45%, respectively, of our total gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended March 31, 2006 and 2005, this segment generated approximately 1% and 0%, respectively, of our total gross margin.

      Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”
      Our segment gross margins are determined primarily by four interrelated variables: (1) the volume of natural gas gathered or transported through our pipelines, (2) the volume of natural gas processed, conditioned or treated at our processing plants or, on our behalf, at third-party processing plants, (3) the level and relationship of natural gas and NGL prices and (4) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.
      Mid-Continent Operations’ margins are, on the whole, positively correlated with NGL prices and natural gas prices. The margins we realize from a significant portion of the natural gas gathered or transported by Texas Gulf Coast Pipelines decrease during periods of low natural gas prices because our unit margins on such natural gas volumes are based on a percentage of the index price. The profitability of Texas Gulf Coast Processing is dependent upon the relationship between natural gas and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for Texas Gulf Coast Processing to process natural gas than to condition it. Conversely, when natural gas prices are high relative to NGL prices, processing is less profitable or unprofitable. During such periods, our Houston Central Processing Plant has the flexibility to condition natural gas rather than fully process it. Conditioning natural gas, however, is less profitable than processing during periods when the value of recovered NGLs exceeds the value of natural gas required for plant fuel and to replace the reduced Btus that result from processing the natural gas.
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
      To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.12 per gallon during the first quarter of 2006 compared to $0.14 per gallon during the first quarter of 2005. The average standardized processing margin for the period from 1989 through March 31, 2006 is $0.09 per gallon.
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
      General and Administrative Expenses. Our general and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with our field operations. A portion of our general and administrative expenses are incurred through Copano Operations, an affiliate of our company. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the general and administrative expenses it incurs on our behalf.
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

      Immediately prior to completion of the initial public offering, we distributed to our Pre-Offering Investors $4 million (the “Original Escrow Amount”). Our Pre-Offering Investors deposited these funds in escrow accounts to be used for the purpose of satisfying their respective general and administrative expense reimbursement obligation. Pursuant to our limited liability company agreement, upon exhaustion of the Original Escrow Amount, any further reimbursement obligation is limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-offering Investors immediately prior to our initial public offering (the “Pre-Offering Units”). In order to facilitate the payment of any further reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-Offering Investors, directly in the Pre-Offering Investors’ escrow accounts. Also, to the extent that any of our Pre-Offering Investors sell Pre-Offering Units, the buyer must assume the related reimbursement obligations or the selling Pre-Offering Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. In February 2006, Pre-Offering Investors made capital contributions to us in the aggregate amounts of $1.4 million as reimbursement of excess general and administrative expenses for the three months ended December 31, 2005. Based on the level of our general and administrative expenses for the first quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amounts of $2.1 million as reimbursement of excess general and administrative expenses for this period. We believe that our ability to deposit distributions required to satisfy Pre-Offering Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-Offering Units provides us with additional assurance that our Pre-Offering Investors will be able to satisfy any future reimbursement obligations with respect to the Pre-Offering Units.
      EBITDA. We define EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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
      EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our lenders and is used to compute our financial covenants under our Credit Facility. EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.
      Distributable Cash Flow. We define distributable cash flow as net income or loss plus: (1) depreciation and amortization expense; (2) cash distributions received from investments in unconsolidated affiliates less equity in the earnings of such unconsolidated affiliates; (3) reimbursements by our Pre-Offering Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (4) the subtraction of maintenance capital expenditures; and (5) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).
How We Manage Our Operations
      Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models; (ii) flow and transaction monitoring systems; (iii) producer activity evaluation and reporting; and (iv) imbalance monitoring and control.
      Our Economic Models. We utilize our economic models to determine (i) whether we should elect payment under certain Mid-Continent Operations’ “switch” contracts using a percentage-of-index basis or a percentage-of-proceeds basis, (ii) whether we should reduce the ethane extracted from certain natural gas processed by our Mid-Continent Operations and Texas Gulf Coast Processing plants and (iii) whether we should process or condition natural gas at our Houston Central Processing Plant.
      Flow and Transaction Monitoring Systems. We utilize automated systems that track commercial activity on each of our pipelines and monitor the flow of natural gas on our pipelines. For our Mid-Continent Operations, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. In our Texas Gulf Coast Pipelines operations, we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize an automated Supervisory Control and Data Acquisition (SCADA) system, which assists management in monitoring and operating our Texas Gulf Coast pipeline systems. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our Houston office.
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
Our Growth Strategy
      Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountain region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that we will have a lower cost of equity capital than many of our competitors that are master limited partnerships, or MLPs, because, unlike in a traditional MLP structure, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”
      Acquisition Analysis. In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the assets in relation to our business strategy, expertise required to manage the assets, capital required to integrate and maintain the assets and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various case scenarios, comparative market parameters and the additive earnings and cash flow capabilities of the assets.
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
Forward-Looking Statements
      This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These statements include statements related to plans for growth of the business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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
      Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Items Impacting Comparability of Our Financial Results

Our Acquisitions
      Since our inception in 1992, we have grown through a combination of numerous acquisitions, including the ScissorTail Acquisition, and significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with a number of sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions. With our acquisition of our Mid-Continent Operations segment in August 2005, the first quarter of 2005 is not comparable to the first quarter of 2006. Please read Note 4 to the unaudited consolidated financial statements.

Adoption of SFAS No. 123(R)
      On January 1, 2006, we adopted SFAS No. 123(R) which requires the grant date fair value of the award to be recognized as expense over the vesting period of the award. We have elected to use the modified prospective method and accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expense in our consolidated statements of operations. The adoption of this statement did not have a material effect on our financial position or results of operations. Please read Notes 2 and 6 to the unaudited consolidated financial statements.

Our Results of Operations

	Three Months Ended
	March 31,

	2006	2005

	($ in thousands)
Total gross margin(1)	$36,479	$14,551
Operations and maintenance expenses	7,184	2,971
Depreciation and amortization	7,625	1,792
General and administrative expenses	6,075	3,435
Taxes other than income	444	197
Equity in earnings from unconsolidated affiliates	(196)	(225)

Operating income	15,347	6,381
Interest and other financing costs, net	(7,934)	(956)

Net income	$7,413	$5,425

Segment gross margin:
Mid-Continent Operations(2)	$20,435	$—
Texas Gulf Coast Pipelines(3)	8,650	7,939
Texas Gulf Coast Processing	7,147	6,612
Corporate	247	—

Total gross margin(1)	$36,479	$14,551

Segment gross margin per unit:
Mid-Continent Operations:(2)
Pipeline throughput ($/MMBtu)(2)	$1.38	—
Plant Inlet throughput ($/MMBtu)(2)	$2.02	—
NGLs produced ($/Bbl)(2)	$22.87	—
Texas Gulf Coast Pipelines ($/MMBtu)(3)	$0.42	$0.38
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(4)	$0.15	$0.13
NGLs produced ($/Bbl)(4)	$5.84	$4.51
Volumes:
Mid-Continent Operations(2)
Pipeline throughput (MMBtu/d)(2)	164,502	—
Plant Inlet throughput (MMBtu/d)(2)	112,193	—
NGLs produced (Bbls/d)(2)	9,926	—
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(3)	230,996	229,798
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	513,083	569,216
NGLs produced (Bbls/d)	13,601	16,276
Capital Expenditures:
Maintenance capital expenditures	$1,850	$573
Expansion capital expenditures	7,063	500

Total capital expenditures	$8,913	$1,073

	Three Months Ended
	March 31,

	2006	2005

	($ in thousands)
Operations and maintenance expenses:
Mid-Continent Operations	$3,868	$—
Texas Gulf Coast Pipelines	1,628	1,312
Texas Gulf Coast Processing	1,688	1,659

Total operations and maintenance expenses	$7,184	$2,971

(1)	Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. Plant inlet throughput averaged 72,049 MMBtu/d and NGLs produced averaged 6,566 barrels for plants owned by the Mid-Continent Operations segment.

(3)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 119,356 MMBtu/d and 128,861 MMBtu/d, net of intercompany volumes, for the three months ended March 31, 2006 and 2005, respectively.

(4)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
      Mid-Continent Operations Gross Margin. For the three months ended March 31, 2006, gross margin for the Mid-Continent Operations segment totaled $20.4 million. This segment gathered or transported an average of 164,502 MMBtu/d of natural gas on its pipelines, processed an average of 112,193 MMBtu/d of natural gas and produced an average of 9,926 barrels per day of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005.
      Texas Gulf Coast Pipelines Segment Gross Margin. Texas Gulf Coast Pipelines segment gross margin was $8.7 million for the three months ended March 31, 2006 compared to $7.9 million for the three months ended March 31, 2005, an increase of $0.8 million, or 10%. The increase was primarily attributable to higher average natural gas prices during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the first quarter of 2006, the Houston Ship Channel, or HSC, natural gas index price averaged $7.52 per MMBtu compared to $5.82 per MMBtu during the first quarter of 2005, an increase of $1.70, or 29%.
      Texas Gulf Coast Processing Segment Gross Margin. Texas Gulf Coast Processing segment gross margin was $7.1 million for the three months ended March 31, 2006 compared to $6.6 million for the three months ended March 31, 2005, an increase of $0.5 million, or 8%. Our processing segment gross margin increased primarily because upgrade payments to natural gas suppliers, including our pipeline affiliates, decreased by $1.6 million during the first quarter of 2006 as compared to the first quarter of 2005. Additionally, our processing segment gross margin increased as a result of increased conditioning fee revenue of $0.3 million. These increases in our processing segment gross margin were offset by a decrease of $1.4 million in our processing segment gross margin as the result of lower natural gas prices. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

      Corporate Segment Gross Margin. The corporate segment gross margin of $0.3 million for the three months ended March 31, 2006 primarily resulted from our commodity risk management activities, which we began in July 2005.
      Operations and Maintenance Expenses. Operations and maintenance expenses totaled $7.2 million for the three months ended March 31, 2006 compared to $3.0 million for the three months ended March 31, 2005. The increase of $4.2 million, or 140%, is primarily attributed to our acquisition of the Mid-Continent Operations on August 1, 2005.
      Depreciation and Amortization. Depreciation and amortization totaled $7.6 million for the three months ended March 31, 2006 compared with $1.8 million for the three months ended March 31, 2005, an increase of $5.8 million, or 322%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after March 31, 2005, including the acquisition of our Mid-Continent Operations on August 1, 2005.
      General and Administrative Expenses. General and administrative expenses totaled $6.1 million for the three months ended March 31, 2006 compared with $3.4 million for the three months ended March 31, 2005, an increase of $2.7 million, or 79%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $1.3 million, (ii) expenses related to additional personnel and compensation adjustments of $0.8 million (excluding those expenses associated with our Mid-Continent Operations), (iii) costs of Sarbanes-Oxley compliance of $0.3 million and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.3 million.
      Interest Expense. Interest and other financing costs totaled $8.2 million for the three months ended March 31, 2006 compared with $1.0 million for the three months ended March 31, 2005. Interest expense related to our credit facilities totaled $7.2 million (net of $0.2 million of capitalized interest) and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. Average borrowings under these credit facilities were $391.5 million and $55.0 million with average interest rates of 7.4% and 5.8% for the first quarter of 2006 and 2005, respectively. Amortization of debt issue costs totaled $1.0 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense is due primarily to borrowings under the Credit Facility, Senior Notes and Term Loan Facility, discussed in “— Liquidity and Capital Resources — Our Indebtedness,” as a result of our ScissorTail Acquisition on August 1, 2005.
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
Liquidity and Capital Resources
      Cash generated from operations, borrowings under our Credit Facility and funds from equity and debt offerings are our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.
      Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2006.

      Capital Requirements. The natural gas gathering, transmission and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	maintenance capital expenditures, which are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•	expansion capital expenditures such as those to acquire additional assets to grow our business, to expand and upgrade gathering systems, transmission capacity, processing plants and to construct or acquire new pipelines or processing plants.
      Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy — Acquisition Analysis.”
      During the three months ended March 31, 2006, our capital expenditures totaled $8.9 million consisting of $1.8 million of maintenance capital and $7.1 million of expansion capital. We funded our capital expenditures with funds from operations, borrowings under our Credit Facility and the issuance of additional equity. Additional expansion capital expenditures related to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending approximately $8.0 million to $9.0 million of maintenance capital over the next 12 months.
      Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2006 is as follows:

		Payment Due by Period
	Total
Type of Obligation	Obligation	Remainder of 2006	2007/2008	2009/2010	Thereafter

	(In thousands)
Debt	$385,000	$—	$—	$160,000	$225,000
Interest	250,575	21,403	56,815	56,815	115,542
Operating leases	6,633	1,578	2,395	1,685	975

Total contractual cash obligations	$642,208	$22,981	$59,210	$218,500	$341,517

      In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of March 31, 2006, we had fixed contractual commitments to purchase 186,750 MMBtu of natural gas in April 2006. All of these contracts were based on index-related prices. Using these index-related prices at March 31, 2006, we had total commitments to purchase $2.6 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During March 2006, we purchased 8,112,260 MMBtu of natural gas under such contracts.

      Cash Flows. The following summarizes our cash flows for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Net cash provided by operating activities	$22,855	$10,891
Net cash used in investing activities	(17,465)	(1,078)
Net cash used in financing activities	(4,222)	(6,182)

Net increase in cash and cash equivalents	1,168	3,631
Cash and cash equivalents at beginning of year	25,297	7,015

Cash and cash equivalents at end of period	$26,465	$10,646

      Operating:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Net income	$7,413	$5,425
Depreciation and amortization	8,582	1,955
Equity in earnings from unconsolidated affiliates	(196)	(225)
Equity-based compensation and other	319	62
Cash used in working capital	6,737	3,674

Net cash provided by operating activities	$22,855	$10,891

      The overall increase of $12.0 million in operating cash flow for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily the result of increases in net income of $2.0 million, non-cash items of $6.9 million and changes in working capital components (exclusive of cash and cash equivalents) of $3.1 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $21.1 million and risk management assets of $2.3 million offset by a decrease in accounts payable of $20.3 million.
      We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our Credit Facility and Senior Notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our Credit Facility and the issuance of additional equity and debt securities, as appropriate. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit rating at the time.
      Investing: Net cash used in investing activities was $17.5 million for the three months ended March 31, 2006 compared to $1.1 million for the three months ended March 31, 2005. Investing activities for 2006 include costs related to (i) $10.7 million of capital expenditures for several small bolt-on pipeline acquisitions, costs related to the construction of a short pipeline to our Provident City System and progress payments for the purchase of compression and (ii) $6.8 million investment in Southern Dome, our unconsolidated affiliate. Capital expenditures for 2005 include costs related to our acquisition of several small pipeline systems and completion of well interconnects.

      Financing: Net cash used in financing activities totaled $4.2 million during the three months ended March 31, 2006 and included (i) net proceeds from our private placement of common units of $24.5 million and (ii) capital contributions of $1.4 million from our Pre-Offering Investors offset by (a) net repayments under our debt arrangements of $13.8 million, (b) distributions to our unitholders of $10.1 million and (c) deferred financing costs of $6.2 million. Net cash used by financing activities of $6.2 million during the three months ended March 31, 2005 included repayments under our then outstanding credit facilities of $4.0 million, distributions to our unitholders of $2.1 million and deferred financing costs of $0.1 million.
      Cash Distributions and Reserves: Within 45 days after the end of each quarter, we intend to pay quarterly in arrears (in February, May, August and November of each year), to the extent we have sufficient available cash from operating surplus as defined in our limited liability company agreement, no less than the MQD of $0.40 per unit (or $1.60 per year) to our common and subordinated unitholders of record on the applicable record date. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the MQD of $0.40 per quarter, plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. In the event we do not have sufficient cash to pay our distributions as well as satisfy our other operational and financial obligations, our Board of Directors has the ability to reduce or eliminate the distribution paid on our common and subordinated units so that we may satisfy such obligations, including payments on our debt instruments.
      Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less retained cash reserves that our Board determines are necessary to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to our unitholders for any one or more of the next four quarters; plus all cash on hand for the quarter resulting from eligible working capital borrowings made after the end of the quarter on the date of determination of available cash. Operating surplus generally consists of cash on hand at the closing of our initial public offering, cash generated from operations after deducting related expenditures and other items, plus eligible working capital borrowings after the end of the quarter, plus $12.0 million, as adjusted for reserves. We have not established a credit facility that provides for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash or operating surplus distributable to our unitholders.
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
      On January 18, 2006, our Board declared a cash distribution for the three months ended December 31, 2005 of $0.55 per unit, or $2.20 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $10.1 million was paid on February 14, 2006 to holders of record at the close of business on February 1, 2006.
      On April 18, 2006, our Board declared a cash distribution for the three months ended March 31, 2006 of $0.60 per unit, or $2.40 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $11.0 million will be paid on May 15, 2006 to holders of record at the close of business on May 1, 2006.
      The amount of available cash from operating surplus needed to pay the current distribution of $0.60 per unit, or $2.40 per unit annualized, to our common and subordinated unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$8,888	$35,550
Subordinated units	2,112	8,446

Total	$11,000	$43,996

(1)	Includes restricted common units issued under our long-term incentive plan. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of May 1, 2006, we had 132,184 outstanding restricted units. Annual distributions related to these restricted units are approximately $0.3 million.

Our Indebtedness
      $350 Million Credit Facility. On August 1, 2005, we entered into the Credit Facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010. On August 1, 2005, we initially borrowed $232.0 million under the Credit Facility to: (i) partially finance the ScissorTail Acquisition and (ii) to repay in full indebtedness outstanding under existing credit facilities. Additionally, in connection with our ScissorTail Acquisition, a $0.9 million standby letter of credit was assumed by us, which remains outstanding at March 31, 2006. The balance outstanding under the Credit Facility as of March 31, 2006 was $160.0 million. The effective average interest rate on borrowings under the Credit Facility was 6.33% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of March 31, 2006. Interest and other financing costs related to the Credit Facility totaled $3.3 million for the three months ended March 31, 2006. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of March 31, 2006, the unamortized portion of debt issue costs totaled $4.5 million.
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
      The Credit Facility contains various covenants that limit our and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside our current lines of business or certain related lines of business; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits our and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions including (i) purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $5.0 million, (ii) unsecured indebtedness not to exceed $5.0 million and (iii) unsecured indebtedness qualifying as subordinated debt.
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
EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments. Based upon the senior debt to EBITDA ratio calculated as of March 31, 2006 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $190.0 million of unused capacity under the Credit Facility.
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
      Management believes that we are in compliance with the covenants under the Credit Facility as of March 31, 2006. If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies.
      Senior Notes. On February 7, 2006, we completed the sale of the Senior Notes due 2016. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $219.4 million to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68.0 million and (iii) pay expenses of approximately $1.4 million. Interest and other financing costs related to the Senior Notes totaled $2.9 million for the three months ended March 31, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of March 31, 2006, the unamortized portion of debt issue costs totaled $6.8 million.
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
      The Senior Notes are jointly and severally guaranteed by all of our current wholly-owned subsidiaries (other than CEFC, a wholly-owned subsidiary, and the co-issuer of the Senior Notes) and by certain of our future subsidiaries. The subsidiary guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries). The subsidiary guarantees rank senior in right of payment to any future subordinated indebtedness of our guarantor subsidiaries.
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
      Term Loan Facility. On August 1, 2005, we entered into the Term Loan Facility with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. On February 7, 2006, we used the proceeds from the issuance of the Senior Notes to repay and terminate this facility.
      Interest and other financing costs related to the Term Loan Facility totaled $2.1 million for the three months ended March 31, 2006, including the remaining amortization of debt issue costs of $0.6 million.
Recent Accounting Pronouncements
      For information on new accounting pronouncements, please read Note 2 to the unaudited consolidated financial statements.

Critical Accounting Policies
      For a discussion of our critical accounting policies, which are related to revenue recognition, depreciation, amortization and impairment of long-lived assets and financial instruments previously classified as equity and are now classified as liabilities and equity method of accounting, and which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Non-GAAP Financial Measures
      The following table presents a reconciliation of the non-GAAP financial measures of (1) total gross margin (which consists of the sum of individual segment gross margins) to the GAAP financial measure of operating income and (2) EBITDA to the GAAP financial measures of net income and cash flows from operating activities for each of the periods indicated (in thousands).

	Three Months Ended
	March 31,

	2006	2005

Reconciliation of total gross margin to operating income:
Operating income	$15,347	$6,381
Add: Operations and maintenance expenses	7,184	2,971
Depreciation and amortization	7,625	1,792
General and administrative expenses	6,075	3,435
Taxes other than income	444	197
Equity in earnings from unconsolidated affiliates	(196)	(225)

Total gross margin	$36,479	$14,551

Reconciliation of EBITDA to net income:
Net income	$7,413	$5,425
Add: Depreciation and amortization	7,625	1,792
Interest expense and other financing costs	8,183	1,023

EBITDA	$23,221	$8,240

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$22,855	$10,891
Add: Cash paid for interest and other financing costs	7,226	860
Equity in earnings of unconsolidated affiliates	196	225
Risk management assets	(2,338)	—
Increase in working capital and other	(4,718)	(3,736)

EBITDA	$23,221	$8,240

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our Risk Management Policy prohibits the use of derivative instruments for speculative purposes.

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
      The processing contracts in our Mid-Continent Operations segment are predominantly percentage-of-proceeds arrangements. Under these arrangements, we generally receive and process natural gas on behalf of producers and sell the resulting residue gas and NGL volumes. As payment, we retain an agreed-upon percentage of the sales proceeds, which results in effectively long positions in both natural gas and NGLs. Accordingly, our revenues and gross margins increase as natural gas and NGL prices increase and revenues and gross margins decrease as natural gas and NGL prices decrease.
      The impacts of commodity prices on our Texas Gulf Coast Processing segment are more complex, involving the interplay between our contractual arrangements and the ability of our Houston Central Processing Plant to either process or condition gas depending on a price relationship known as the processing spread or processing margin. Under those arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under a significant number of these arrangements, we also charge producers and third-party transporters a conditioning fee. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs reduces the BTUs of the natural gas and, to replace these BTUs, we must purchase natural gas at market prices for return to producers or transporters. When NGL prices are high relative to natural gas prices, the processing margin is said to be positive and we operate our Houston Central Processing Plant in a manner intended to extract NGLs to the fullest extent possible. Because of our contractual arrangements, operating our Houston Central Processing Plant in maximum recovery mode creates a long position in NGLs and a short position in natural gas. When processing margins are negative, we operate our Houston Central Processing Plant in conditioning mode to extract the least amount of NGLs needed to meet downstream pipeline hydrocarbon dew point specifications. The ability to condition rather than fully process natural gas provides an operational hedge that allows us to reduce our commodity price exposure. Operating our Houston Central Processing Plant in conditioning mode creates positions in NGLs and natural gas that reduce our long or short commodity positions to relatively nominal levels in our Texas Gulf Coast segments.
      In order to calculate the sensitivity of our gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.5 million to our gross margin for the three months ended March 31, 2006. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $0.6 million decrease to our gross margin, and vice versa, for the three months ended March 31, 2006. These relationships are not necessarily linear. Due to the prices received for natural gas and natural gas liquids during the first quarter 2006, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our gross margin.

      Hedging Activities. We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our Risk Management Policy, which allows management to:

•	purchase put options on West Texas Intermediate (“WTI”) crude oil;

•	purchase put or call options and collars (purchase of a put together with the sale of a call) and/or sell fixed for floating swaps on natural gas at Henry Hub, Houston Ship Channel or other highly liquid points relevant to our operations; and

•	purchase put options and collars (purchase of a put together with the sale of a call) and/or sell fixed for floating swaps on natural gas liquids to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway.
      Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	maturities with respect to the purchase of any crude oil or natural gas liquids hedge instruments must be limited to three years from the date of the transaction;

•	maturities with respect to the purchase of any natural gas hedge instruments must be limited to four years from the date of the transaction;

•	notional volume must not exceed (i) 60% of the projected requirements or output, as applicable, for the hedged period with respect to the purchase of crude oil or natural gas liquids put options and (ii) 80% of the projected requirements or output, as applicable, for the hedged period with respect to the purchase of natural gas put or call options; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.
Our policy of limiting swaps as a percentage of our overall hedge positions is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.
      Our Risk Management Policy requires derivative transactions to take place either on the NYMEX through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s and Standard & Poor’s with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.
      We will seek, whenever possible, to enter into hedge transactions that meet or exceed the requirements for effective hedges as outlined in SFAS No. 133.
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
      Texas Gulf Coast Pipelines and Processing Segments. With the exception of natural gasoline and condensate, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. We do not hedge natural gas for the Texas Gulf Coast Pipelines and Processing segments because our natural gas position is neutral to short due to our contractual arrangements and the ability of our Houston Central Processing Plant to switch between full recovery and conditioning mode. Because of our ability to reject ethane, we have not hedged our ethane production from our Texas Gulf Coast Processing segment.

      The following table summarizes our commodity hedge portfolio as of March 31, 2006 (all hedges are settled monthly):
      Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	MMBtu/d

2006	$9.90	7,750
2007	$8.75	9,750
2008	$7.75	5,000
2009	$6.95	5,000
      Purchased Purity Ethane Puts and entered into swaps as listed below:

	Put Strike	Put Volumes	Swap Price	Swap Volumes
	(Per Gallon)	Bbls/d	(Per Gallon)	Bbls/d

2006	$0.7125	568	$0.7315	568
2007	$0.6365	599	$0.6525	599
2008	$0.5700	607	$0.5650	607
      Purchased TET Propane Puts and entered into swaps as listed below:

	Put Strike	Put Volumes	Swap Price	Swap Volumes
	(Per Gallon)	Bbls/d	(Per Gallon)	Bbls/d

2006	$0.9525	2,508	$1.0000	659
2007	$0.8930	2,575	$0.9375	726
2008	$0.8360	2,594	$0.8700	745
      Purchased Non-TET Isobutane Puts and entered into swaps as listed below:

	Put Strike	Put Volumes	Swap Price	Swap Volumes
	(Per Gallon)	Bbls/d	(Per Gallon)	Bbls/d

2006	$1.1425	613	$1.2050	83
2007	$1.0675	620	$1.1250	90
2008	$0.9900	622	$1.0450	92
      Purchased Non-TET Normal-Butane Puts and entered into swaps as listed below:

	Put Strike	Put Volumes	Swap Price	Swap Volumes
	(Per Gallon)	Bbls/d	(Per Gallon)	Bbls/d

2006	$1.1400	780	$1.2000	241
2007	$1.0650	803	$1.1200	264
2008	$0.9875	810	$1.0400	271
      Purchased WTI Crude Oil Puts as listed below:(1)

	Put Strike	Put Volumes
	(Per Barrel)	Bbls/d

2006	$48.00	2,000
2007	$48.00	2,000

(1)	WTI Crude Oil Puts were purchased in July 2005. Volumes are based on a 30-day month.
      Interest Rates. Our interest rate exposure results from variable rate borrowings under our debt agreements. During the quarter ended March 31, 2006, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $160.0 million, which had an average floating interest rate of 6.33% as of March 31, 2006. A 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.6 million annually.

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
      Risk Management Oversight. Our Risk Management Committee is responsible for our compliance with our Risk Management Policy and is comprised of senior level executives in our operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight.
      Credit Risk. We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, swaps, options and other financial instruments with similar characteristics to mitigate the risks of certain identifiable and anticipated transactions consistent with our Risk Management Policy. In general, the type of risks we attempt to hedge are those related to the variability of future earnings, fair values of certain debt instruments and cash flows resulting from changes in applicable commodity prices or interest rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Item 4.	Controls and Procedures.
      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective (i) to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported timely and (ii) to ensure that information required to be disclosed in these reports is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
      There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statues to which we are subject.
Item 1A.     Risk Factors
      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      On January 3, 2006, we issued 709,200 common units to three institutional investors for aggregate net proceeds of $25.0 million. The purchase price for each common unit was $35.25. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 as the transaction did not involve a public offering.
      There were no other sales of unregistered securities during the quarterly period ended March 31, 2006.

Item 6.	Exhibits.
      Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/ A filed December 15, 2004).
3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5		Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
10	.1*†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P.
10	.2*	First Amendment to Credit Agreement dated as of January 26, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto.
10.3		Purchase Agreement dated as of January 31, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2006).
10.4		2006 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 10, 2006.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.

John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff

Matthew J. Assiff
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number		Description

3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3		Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/ A filed December 15, 2004).
3.4		Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5		Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.1		Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5		Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
10	.1*†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P.
10	.2*	First Amendment to Credit Agreement dated as of January 26, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto.
10.3		Purchase Agreement dated as of January 31, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

10.4		2006 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.