Form 10-Q
period 2006-06-30
Copano Energy, L.L.C.
filed 2006-08-09
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 14,859,678 common units of Copano Energy, L.L.C. outstanding at August 1, 2006. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.
COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

	(In thousands, except
	unit information)
ASSETS
Current assets:
Cash and cash equivalents	$32,765	$25,297
Accounts receivable, net	60,375	83,297
Accounts receivable from affiliates	850	—
Risk management assets	10,975	10,067
Prepayments and other current assets	1,210	2,474

Total current assets	106,175	121,135

Property, plant and equipment, net	539,614	532,320
Intangible assets, net	95,038	97,551
Investment in unconsolidated affiliates	18,489	7,901
Risk management assets	13,379	24,778
Other assets, net	14,374	9,065

Total assets	$787,069	$792,750

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$80,708	$96,001
Accounts payable to affiliates	214	189
Notes payable	—	1,272
Other current liabilities	17,845	10,970

Total current liabilities	98,767	108,432

Long-term debt	375,000	398,000
Risk management and other noncurrent liabilities	7,759	4,515

Commitments and contingencies (Note 9)

Members’ capital:
Common units, no par value, 14,683,949 and 14,100,508 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	318,686	297,592
Subordinated units, no par value, 3,519,126 units outstanding as of June 30, 2006 and December 31, 2005, respectively	10,379	10,379
Paid-in capital	8,346	4,068
Accumulated deficit	(9,721)	(14,941)
Deferred compensation	—	(3,949)
Other comprehensive loss	(22,147)	(11,346)

	305,543	281,803

Total liabilities and members’ capital	$787,069	$792,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except unit information)
Revenue:
Natural gas sales	$103,689	$58,871	$231,153	$137,013
Natural gas sales — affiliates	137	38	653	38
Natural gas liquids sales	95,676	46,774	171,002	91,850
Transportation, compression and processing fees	3,428	2,823	7,238	5,508
Transportation, compression and processing fees — affiliates	7	6	17	17
Other	6,690	610	13,524	1,546

Total revenue	209,627	109,122	423,587	235,972

Costs and expenses:
Cost of natural gas and natural gas liquids	159,899	93,853	336,471	205,124
Cost of natural gas and natural gas liquids — affiliates	867	337	1,007	767
Transportation	559	498	1,238	961
Transportation — affiliates	99	127	189	262
Operations and maintenance	7,824	3,006	15,008	5,977
Depreciation and amortization	7,850	1,873	15,475	3,665
General and administrative	5,736	3,095	11,811	6,530
Taxes other than income	544	195	988	392
Equity in loss (earnings) from unconsolidated affiliates	101	(261)	(95)	(486)

Total costs and expenses	183,479	102,723	382,092	223,192

Operating income	26,148	6,399	41,495	12,780
Other income (expense):
Interest and other income	343	84	592	151
Interest and other financing costs	(7,604)	(967)	(15,787)	(1,990)

Net income	$18,887	$5,516	$26,300	$10,941

Basic net income per unit:
Net income per unit	$1.04	$0.52	$1.45	$1.04
Weighted average number of units	14,681	7,038	14,669	7,038
Diluted net income per unit:
Net income per unit	$1.03	$0.52	$1.43	$1.03
Weighted average number of units	18,384	10,630	18,354	10,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

	(In thousands)
Cash Flows From Operating Activities:
Net income	$26,300	$10,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,475	3,665
Amortization of debt issue costs	1,388	329
Equity in earnings from unconsolidated affiliates	(95)	(486)
Equity-based compensation	736	225
Other noncash items	83	(42)
Changes in assets and liabilities:
Accounts receivable	22,921	8,555
Accounts receivable from affiliates	(790)	551
Prepayments and other current assets	748	549
Risk management assets	2,860	—
Accounts payable	(16,824)	(9,333)
Accounts payable to affiliates	24	11
Other current liabilities	7,111	1,029

Net cash provided by operating activities	59,937	15,994

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(18,498)	(2,514)
Investment in unconsolidated affiliate	(10,553)	—
Escrow cash	—	(8)
Other	(437)	(304)

Net cash used in investing activities	(29,488)	(2,826)

Cash Flows From Financing Activities:
Repayments of long-term debt	(268,000)	(4,000)
Proceeds from long-term debt	245,000	—
Repayments of short-term notes payable	(756)	—
Deferred financing costs	(6,296)	(287)
Distributions to unitholders	(20,940)	(7,098)
Proceeds from private placement of common units	25,000	—
Capital contributions from Pre-Offering Investors	3,542	1,424
Proceeds from option exercises	109	—
Equity offering costs	(640)	(12)

Net cash used in financing activities	(22,981)	(9,973)

Net increase in cash and cash equivalents	7,468	3,195
Cash and cash equivalents, beginning of year	25,297	7,015

Cash and cash equivalents, end of period	$32,765	$10,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME
(Unaudited)

	Common		Subordinated
								Other		Total
	Number of	Common	Number	Subordinated	Paid-in	Accumulated	Deferred	Comprehensive		Comprehensive
	Units	Units	of Units	Units	Capital	Deficit	Compensation	Loss	Total	Income

	(In thousands)
Balance, December 31, 2005	14,101	$297,592	3,519	$10,379	$4,068	$(14,941)	$(3,949)	$(11,346)	$281,803	$—
Capital contributions from Pre-Offering Investors	—	—	—	—	3,542	—	—	—	3,542	—
Private placement of units	709	25,000	—	—	—	—	—	—	25,000	—
Offering costs	—	(66)	—	—	—	—	—	—	(66)	—
Distributions to unitholders	—	—	—	—	—	(21,080)	—	—	(21,080)	—
Option exercises	5	109	—	—	—	—	—	—	109	—
Adoption of SFAS No. 123(R)-reversal of deferred compensation related to restricted common units	(139)	(3,949)	—	—	—	—	3,949	—	—	—
Equity-based compensation	—	—	—	—	736	—	—	—	736	—
Vested restricted units	8	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	26,300	—	—	26,300	26,300
Derivative settlements reclassified to income	—	—	—	—	—	—	—	828	828	828
Unrealized loss- change in fair value of derivatives	—	—	—	—	—	—	—	(11,629)	(11,629)	(11,629)

Comprehensive income										$15,499

Balance, June 30, 2006	14,684	$318,686	3,519	$10,379	$8,346	$(9,721)	$—	$(22,147)	$305,543

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
Note 2 — New Accounting Pronouncements

Share-Based Payment
      On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees and carries forward without change to prior

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — New Accounting Pronouncements — (Continued)
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
      The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We began applying SFAS No. 123(R) to all equity awards granted, modified or settled by January 1, 2006.
      We have elected to use the modified prospective method. Under the modified prospective method, we must recognize compensation cost for all awards granted beginning January 1, 2006 and for the unvested portion of previously granted awards that are outstanding on that date and, accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expense in our consolidated statements of operations. For the three months ended June 30, 2006, the adoption of SFAS No. 123(R) impacted our results of operations by decreasing equity-based compensation expense by $346,000 as compared to the expense that would have been recognized under APB No. 25. The adoption of SFAS No. 123(R) increased our basic and diluted net income per unit for the three months ended June 30, 2006 by $0.02 per unit. For the six months ended June 30, 2006, the adoption of SFAS No. 123(R) impacted our results of operations by decreasing equity-based compensation expense by $630,000 as compared to the expense that would have been recognized under APB No. 25. The adoption of SFAS No. 123(R) increased our basic and diluted net income per unit for the six months ended June 30, 2006 by $0.04 per unit and $0.03 per unit, respectively. The adoption of this statement did not have a material effect on our financial position or results of operations. See Note 6.

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

Accounting for Purchases and Sales of Inventory with the Same Counterparty
      In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — New Accounting Pronouncements — (Continued)
and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF requires that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. Periods prior to March 31, 2006 have not been restated. Our adoption of Issue 04-13 did not have a material effect on our financial position, results of operations or cash flows. The following table summarizes our natural gas sales revenue and cost of natural gas and natural gas liquids if this requirement to reflect buy/sell arrangements on a net basis had been effective for all periods presented on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)
Natural gas sales revenue:
As reported	$103,689	$58,871	$231,153	$137,013
“As if” presented net under Issue 04-13	$103,689	$52,257	$231,153	$109,992
Cost of natural gas and natural gas liquids:
As reported	$159,899	$93,853	$336,471	$205,124
“As if” presented net under Issue 04-13	$159,899	$87,239	$336,471	$178,103
Note 3 — Intangible Assets
      Our intangible assets consist of rights-of-way, easements and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,344,000 and $110,000 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $2,697,000 and $217,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the weighted average amortization period for our intangible assets was 19.5 years. As of June 30, 2006, the weighted average amortization period was 23.5 years for our rights-of-way and easements and 14.1 years for our contracts. Estimated aggregate amortization expense remaining for 2006 and each of the succeeding periods indicated is approximately: 2006 — $2,703,000; 2007 — $5,366,000; 2008 — $5,298,000; 2009 — $5,229,000; 2010 — $5,198,000; and thereafter — $71,244,000. Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Rights-of-way and easements, at cost	$59,877	$59,693
Contracts	42,444	42,444
Customer relationship	725	725
Less accumulated amortization	(8,008)	(5,311)

Intangible assets, net	$95,038	$97,551

Note 4 — Acquisitions

Acquisition of ScissorTail Energy, LLC
      On August 1, 2005, we completed our acquisition of all of the membership interests in Tulsa-based ScissorTail Energy, LLC (“ScissorTail”) for $499,135,000 (the “ScissorTail Acquisition”). ScissorTail provides natural gas midstream services in central and eastern Oklahoma and its assets primarily consist of gathering pipelines and three processing plants. In connection with the ScissorTail Acquisition, we, through

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Acquisitions — (Continued)
ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma.
Note 5 — Long-Term Debt
      A summary of our debt follows (in thousands):

	June 30,	December 31,
	2006	2005

Long-term debt:
Credit Facility	$150,000	$228,000
Senior Notes	225,000	—
Term Loan Facility	—	170,000

Total	$375,000	$398,000

Credit Facility
      On August 1, 2005, we entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010. In connection with the ScissorTail Acquisition, we assumed a standby letter of credit of $900,000, which remains outstanding at June 30, 2006. In January 2006, we amended the Credit Facility to, among other things, increase the amount of unsecured indebtedness permitted to refinance the Term Loan Facility discussed below. The balance outstanding under our Credit Facility totaled $150 million as of June 30, 2006. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.
      The effective average interest rate on borrowings under the Credit Facility was 6.5% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of June 30, 2006. Interest and other financing costs related to the Credit Facility totaled $6,402,000 for the six months ended June 30, 2006. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of June 30, 2006, the unamortized portion of debt issue costs totaled $4,231,000.
      Management believes that we are in compliance with the covenants under the Credit Facility as of June 30, 2006.

Senior Notes Offering
      On February 7, 2006, we closed the private placement of an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”) in a transaction exempt from the registration requirements under the Securities Act of 1933. We used the net proceeds from the issuance of the Senior Notes of $219,375,000 to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68,000,000 and (iii) pay expenses of approximately $1,375,000. On July 25, 2006 and pursuant to a registered exchange offer, we exchanged all of our outstanding

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Long-Term Debt — (Continued)
Senior Notes for an equivalent amount of Senior Notes that were registered under the Securities Act of 1933, as amended. The terms of these notes are identical to the terms of the Senior Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Senior Notes have been deleted.
      Interest and other financing costs related to the Senior Notes totaled $7,598,000 for the six months ended June 30, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of June 30, 2006, the unamortized portion of debt issue costs totaled $6,681,000.
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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Long-Term Debt — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,618	$1	$30,146	$—	$32,765
Accounts receivable, net	—	—	60,375	—	60,375
Accounts receivable from affiliates	—	—	36,726	(35,876)	850
Intercompany receivable	29,778	—	(34,218)	4,440	—
Risk management assets	—	—	10,975	—	10,975
Prepayments and other current assets	6	—	1,204	—	1,210

Total current assets	32,402	1	105,208	(31,436)	106,175

Property, plant and equipment, net	331	—	539,283	—	539,614
Intangible assets, net	—	—	95,038	—	95,038
Investment in unconsolidated affiliates	—	—	18,489	—	18,489
Investment in consolidated subsidiaries	629,773	—	—	(629,773)	—
Risk management assets	—	—	13,379	—	13,379
Other assets, net	10,912	—	3,462	—	14,374

Total assets	$673,418	$1	$774,859	$(661,209)	$787,069

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$55	$—	$80,653	$—	$80,708
Accounts payable to affiliates	—	—	22,286	(22,072)	214
Intercompany payable	3,754	—	5,609	(9,363)	—
Other current liabilities	9,488	—	8,357	—	17,845

Total current liabilities	13,297	—	116,905	(31,435)	98,767

Long-term debt	375,000	—	—	—	375,000
Risk management and other noncurrent liabilities	334	—	7,425	—	7,759
Members’/ Partners’ capital:
Common units	318,686	—	—	—	318,686
Subordinated units	10,379	—	—	—	10,379
Paid-in capital	8,346	1	557,061	(557,062)	8,346
Accumulated deficit	(52,624)	—	115,615	(72,712)	(9,721)
Other comprehensive loss	—	—	(22,147)	—	(22,147)

	284,787	1	650,529	(629,774)	305,543

Total liabilities and members’/partners’ capital	$673,418	$1	$774,859	$(661,209)	$787,069

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Long-Term Debt — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
Revenue:
Natural gas sales	$—	$—	$231,806	$—	$231,806
Natural gas liquids sales	—	—	171,002	—	171,002
Transportation, compression and processing fees	—	—	7,255	—	7,255
Other	—	—	13,524	—	13,524

Total revenue	—	—	423,587	—	423,587

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	337,478	—	337,478
Transportation	—	—	1,427	—	1,427
Operations and maintenance	—	—	15,008	—	15,008
Depreciation and amortization	33	—	15,442	—	15,475
General and administrative	837	—	10,974	—	11,811
Taxes other than income	—	—	988	—	988
Equity in earnings from unconsolidated affiliates	—	—	(95)	—	(95)

Total costs and expenses	870	—	381,222	—	382,092

Operating (loss) income	(870)	—	42,365	—	41,495
Other income (expense):
Interest and other income	—	—	592	—	592
Interest and other financing costs	(15,787)	—	—	—	(15,787)

Net (loss) income	$(16,657)	$—	$42,957	$—	$26,300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Long-Term Debt — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

			Guarantor
	Parent	Co-Issuer	Subsidiaries	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(5,063)	$—	$65,000	$—	$59,937

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(1)	—	(18,497)	—	(18,498)
Investment in unconsolidated affiliate	—	—	(10,553)	—	(10,553)
Investment in consolidated subsidiaries	(10)	—	—	10	—
Distributions from consolidated subsidiaries	28,750	—	—	(28,750)	—
Other	—	—	(437)	—	(437)

Net cash provided by (used in) investing activities	28,739	—	(29,487)	(28,740)	(29,488)

Cash Flows From Financing Activities:
Repayments of long-term debt	(268,000)	—	—	—	(268,000)
Proceeds from long-term debt	245,000	—	—	—	245,000
Deferred financing costs	(6,296)	—	—	—	(6,296)
Repayment of short-term notes payable	—	—	(756)	—	(756)
Distributions to unitholders	(20,940)	—	—	—	(20,940)
Proceeds from private placement of common units	25,000	—	—	—	25,000
Capital contributions from Pre-Offering Investors	3,542	—	—	—	3,542
Equity offering costs	(640)	—	—	—	(640)
Proceeds from option exercises	109	—	—	—	109
Contributions from parent	—	—	10	(10)	—
Distributions to parent	—	—	(28,750)	28,750	—

Net cash (used in) provided by financing activities	(22,225)	—	(29,496)	28,740	(22,981)

Net increase in cash and cash equivalents	1,451	—	6,017	—	7,468
Cash and cash equivalents, beginning of year	1,167	1	24,129	—	25,297

Cash and cash equivalents, end of period	$2,618	$1	$30,146	$—	$32,765

Term Loan Facility
      On August 1, 2005, we entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. In January 2006, we used $20,000,000 of proceeds from our private placement of equity (discussed in Note 6) to pay down the balance

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Long-Term Debt — (Continued)
of the Term Loan Facility to $150,000,000. In February 2006, we used proceeds from the issuance of Senior Notes due 2016 to repay and terminate the Term Loan Facility. Please read “Senior Notes Offering” above. Interest and other financing costs, including the remaining amortization of debt issue costs of $584,000, related to the Term Loan Facility totaled $2,125,000 for the six months ended June 30, 2006.
Note 6 — Members’ Capital and Distributions

Common Units and Subordinated Units
      As of June 30, 2006, 14,683,949 common units (excluding restricted common units) and 3,519,126 subordinated units were outstanding. Management controlled an aggregate of 832,266 common units and 1,428,078 subordinated units as of June 30, 2006. Investors existing prior to our initial public offering in November 2004 (“Pre-Offering Investors”) and their assignees owned all of our outstanding subordinated units.
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
      Pursuant to our limited liability company agreement, the Pre-Offering Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2006, the “cap” limits our general and administrative expense obligations to $1.65 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. In February 2006 and May 2006, our Pre-Offering Investors made capital contributions to us in the aggregate amount of $1,380,000 and $2,162,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2005 and the first quarter of 2006, respectively. Based on the level of our general and administrative expenses for the second quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amount of $464,000 as a reimbursement of excess general and administrative expenses for this period. The Pre-Offering Investors will use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Restricted Common Units
      Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Members’ Capital and Distributions — (Continued)
participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units. As of June 30, 2006, 175,267 restricted common units were outstanding.
      The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into general and administrative expense over the respective vesting periods. We recognized non-cash compensation expense of $540,000 and $225,000 related to the amortization of restricted units outstanding during the six months ended June 30, 2006 and 2005, respectively.

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
      On April 18, 2006, our Board of Directors declared a cash distribution for the three months ended March 31, 2006 of $0.60 per unit for all of our outstanding common and subordinated units. The distribution totaling $10,999,000 was paid on May 15, 2006 to holders of record at the close of business on May 1, 2006.
      On July 19, 2006, our Board of Directors declared a cash distribution for the three months ended June 30, 2006 of $0.675 per unit for all of our outstanding common and subordinated units. The distribution totaling $12,406,000 is scheduled to be paid on August 14, 2006 to holders of record at the close of business on August 1, 2006.

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
      During the six months ended June 30, 2006, we granted 139,845 unit options to purchase an equal number of common units at an average exercise price of $45.93 per unit to certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. These outstanding options have a contractual life of 10 years from date of grant. All options granted during the six months ended June 30, 2006 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $196,000 related to unit options net of anticipated forfeitures for the six months ended June 30, 2006.

Accounting for Equity-Based Compensation
      As discussed in Note 2, on January 1, 2006, we adopted SFAS No. 123(R). We previously accounted for awards issued under our long-term incentive plan using APB No. 25 and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” The cumulative effect of this change in accounting principle upon adoption was not significant. The equity-based compensa-

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Members’ Capital and Distributions — (Continued)
tion expense relates to awards issued under our long-term incentive plan discussed in “Restricted Common Units” and “Unit Options” above and totaled $736,000 and $225,000 for the six months ended June 30, 2006 and 2005, respectively.
      Unit Options. The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies.

	Six Months Ended
	June 30,

	2006	2005

Weighted average exercise price	$45.93	$28.97
Expected volatility	22.07%	25.22%
Distribution yield	5.99%	6.49%
Risk-free interest rate	4.95%	4.0%
Expected term (in years)	6.5	7
Weighted average grant-date fair value of options granted	$6.10	$3.70
Total intrinsic value of options exercised	$122,000	$—
      A summary of the unit option activity for the six months ended June 30, 2006 is provided below:

			Weighted
	Number of	Weighted	Average
	Units	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of period	491,110	$30.18
Granted	139,845	45.93
Exercised	(5,537)	21.60
Forfeited	(17,118)	31.42

Outstanding at end of period	608,300	$33.83	9.0	$8,485,000

Exercisable at end of period	51,183	$23.46	8.6	$1,245,000

      As of June 30, 2006, unrecognized compensation costs related to outstanding options issued under our long-term incentive plan totaled $2,067,000. The expense is expected to be recognized over a weighted average period of approximately 4 years.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Members’ Capital and Distributions — (Continued)
      Restricted Common Units. A summary of the restricted common unit activity for the six months ended June 30, 2006 is provided below:

	Number	Weighted
	of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of period	139,118	$36.59
Granted	48,820	46.51
Vested	(8,064)	29.04
Forfeited	(4,607)	34.84

Outstanding at end of period	175,267	$39.74

      As of June 30, 2006, unrecognized compensation costs related to the outstanding restricted units issued under our long-term incentive plan totaled $5,984,000. The expense is expected to be recognized over a weighted average period of 4.2 years. The total fair value of restricted common units vested during the six months ended June 30, 2006 was $234,000.
      If compensation expense related to the issuance of options and restricted units had been determined by applying the fair value method prescribed in SFAS No. 123(R), our net income and net income per unit would have approximated the pro forma amounts below for the three and six months ended June 30, 2005 (in thousands, except per unit information):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$5,516	$10,941
Add: Equity-based compensation included in net income	142	225
Less: Equity-based employee compensation expense determined under SFAS No. 123(R)	(113)	(170)

Pro forma net income	$5,545	$10,996

Net income per unit:
Basic — as reported	$0.52	$1.04

Basic — pro forma	$0.53	$1.04

Diluted — as reported	$0.52	$1.03

Diluted — pro forma	$0.52	$1.04

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Net Income Per Unit — (Continued)
      Basic net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income available — basic	$18,887	$5,516	$26,300	$10,941
Less net income attributable to subordinated unitholders	(3,652)	(1,839)	(5,089)	(3,647)

Net income — basic	15,235	3,677	21,211	7,294
Net income attributable to subordinated unitholders	3,652	1,839	5,089	3,647

Net income available — diluted*	$18,887	$5,516	$26,300	$10,941

Basic weighted average units	14,681	7,038	14,669	7,038
Dilutive weighted average units*	18,384	10,630	18,354	10,620
Basic net income per unit	$1.04	$0.52	$1.45	$1.04

Diluted net income per unit*	$1.03	$0.52	$1.43	$1.03

*	Potentially dilutive restricted units and employee unit options totaled 54,000 and 130,000, respectively, during the three months ended June 30, 2006. Potentially dilutive restricted units and employee unit options totaled 3,000 and 70,000, respectively, during the three months ended June 30, 2005. Potentially dilutive restricted units and employee unit options totaled 53,000 and 112,000, respectively, during the six months ended June 30, 2006. Potentially dilutive restricted units and employee unit options totaled 0 and 63,000, respectively, during the six months ended June 30, 2005.
Note 8 — Related Party Transactions

Operations Services
      Pursuant to our general and administrative services agreement with Copano/ Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services for us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended June 30, 2006 and 2005, we reimbursed Copano Operations $812,000 and $755,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the six months ended June 30, 2006 and 2005, we reimbursed Copano Operations $1,640,000 and $1,533,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of June 30, 2006, amounts payable by us to Copano Operations were $23,000.
      Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the three and six months ended June 30, 2006 and 2005.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Related Party Transactions — (Continued)

Natural Gas Transactions
      During the three months ended June 30, 2006 and 2005, we purchased natural gas from affiliated companies of Mr. Eckel totaling $585,000 and $265,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $7,000 and $6,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $45,000 and $0, respectively. During the six months ended June 30, 2006 and 2005, we purchased natural gas from affiliated companies of Mr. Eckel totaling $1,057,000 and $526,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $17,000 and $17,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $49,000 and $0, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $15,000 and $24,000 for the three months ended June 30, 2006 and 2005, respectively, and $40,000 and $43,000 for the six months ended June 2006 and 2005, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in our consolidated statements of operations. Our management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of June 30, 2006, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $191,000.
      Natural gas sales to Webb Duval totaled $92,000 and $38,000 for the three months ended June 30, 2006 and 2005, respectively. Natural gas sales to Webb Duval totaled $604,000 and $38,000 for the six months ended June 30, 2006 and 2005, respectively. Natural gas purchases and transportation costs from Webb Duval totaled $381,000 and $199,000 for the three months ended June 30, 2006 and 2005, respectively. Natural gas purchases and transportation costs from Webb Duval totaled $139,000 and $503,000 for the six months ended June 30, 2006 and 2005, respectively. Additionally, as operator of Webb Duval, we charge Webb Duval a monthly administrative fee of $16,000. As of June 30, 2006, our net receivable from Webb Duval totaled $840,000.
      We receive a management fee of $250,000 per year from Southern Dome, which along with any other reimbursable expenses, is the total compensation paid to us by Southern Dome. In addition to the management fee, Southern Dome also reimburses us for various costs. For the six months ended June 30, 2006, Southern Dome paid us $125,000 in management fees and $250,000 in other reimbursable costs. As of June 30, 2006, our net receivable from Southern Dome totaled $10,000.
Note 9 — Commitments and Contingencies

Commitments
      For the three months ended June 30, 2006 and 2005, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $784,000 and $251,000, respectively. For the six months ended June 30, 2006 and 2005, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,590,000 and $482,000, respectively.
      We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At June 30, 2006, we had fixed contractual commitments to purchase 462,675 million British thermal units (“MMBtu”) of natural gas in July 2006. As of June 30, 2006, we had fixed contractual commitments to sell 2,283,150 MMBtu of natural gas in July 2006. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2006, total commitments to purchase natural gas related to such agreements equaled $2,616,000 and the total commitment to sell natural gas under such agreements equaled $12,888,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2006, natural gas volumes purchased under such contracts

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Commitments and Contingencies — (Continued)
equaled 8,424,652 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During June 2006, natural gas volumes sold under such contracts equaled 3,436,901 MMBtu.

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
      Effective April 12, 2003, we have guaranteed certain lease payment obligations (approximately $37,000 as of June 30, 2006) of Copano Operations for telephone equipment utilized by us pursuant to our general and administrative services agreement with Copano Operations. Certain of the Texas Gulf Coast Pipelines entities currently guarantee certain of our subsidiaries’ vehicle lease payment obligations, including the residual sales value under the vehicle leases. As of June 30, 2006, we guaranteed $261,000 related to these lease payment obligations. Our management believes performances under these guarantees to be remote.
      Presently, we do not have any types of guarantees outstanding that require liability recognition under the provisions of FIN 45.
      FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We, from time to time, may issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of June 30, 2006, the approximate amount of our parental guaranteed obligations were as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$375,000	$375,000
Commodity purchases	2,200	—	—	—	—	2,200

	$2,200	$—	$—	$—	$375,000	$377,200

Regulatory Compliance
      In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position.

Litigation
      Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Commitments and Contingencies — (Continued)
against us, under the various environmental protection statutes to which we are subject, that would have a significant adverse effect on our financial position or results of operations.
Note 10 — Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Six Months
	Ended June 30,

	2006	2005

Interest, including amounts capitalized	$10,198	$1,555
Taxes	—	—

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Six Months
	Ended June 30,

	2006	2005

Decrease in equity in earnings from unconsolidated affiliates	$60	$60
Decrease in accounts receivable from affiliates	(60)	(60)
Increase in property, plant and equipment	(154)	(337)
Increase in other assets	(1,576)	(6,133)
Decrease in accounts payable	1,531	508
Decrease in other current liabilities	633	5,962
Increase in equity offering costs	(574)	—
Decrease in distributions to unitholders	140	—
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

Commodity Risk Hedging Program
      Our profitability is affected by prevailing NGL and natural gas prices. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty and a variety of additional factors that are beyond our control. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our Risk Management Policy, which, as amended in May 2006, allows our management, in accordance with the policy, to purchase crude oil and natural gas liquids puts, to purchase natural gas put or call options to purchase put options on our “fractionation spread” or “processing margin spread” and to sell fixed-for-floating swaps in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with our Risk Management Policy and is comprised of senior

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Financial Instruments — (Continued)
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
      In late July 2005, we purchased put options for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. We designated these two transactions as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted) effective October 25, 2005. For the three months ended June 30, 2006, we recorded a loss due to ineffectiveness of $10,000 and a reduction to other revenue of $290,000 resulting from forecasted transactions realized in 2006. For the six months ended June 30, 2006, we recorded a loss due to ineffectiveness of $66,000 and a reduction to other revenue of $420,000 resulting from forecasted transactions realized in 2006. We believe that it is probable that any forecasted transactions will occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of June 30, 2006, the fair value of these derivative contracts totaled $399,000.
      In December 2005, we entered into additional commodity hedging transactions to hedge our exposure related to market prices for natural gas and NGLs, which consisted of natural gas puts with terms from January 2006 through December 2009, and NGL puts and swaps with terms from January 2006 through December 2008. These derivatives are intended to hedge the risk of extreme adverse price fluctuations with respect to our production of the commodities hedged. These financial instruments are designated as cash flow hedges under SFAS No. 133. During the three months ended June 30, 2006, we recorded a loss of $47,000 related to ineffectiveness on these instruments and a net gain on realized forecasted transactions for these derivatives of $759,000. During the six months ended June 30, 2006, we recorded a loss of $134,000 related to ineffectiveness on these instruments and a net gain on realized forecasted transactions for these derivatives of $1,279,000. We believe that it is probable that any forecasted transactions will occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. As of June 30, 2006, the net fair value of these commodity financial instruments totaled $13,421,000, which is comprised of an asset of $22,523,000 and a liability of $9,102,000.
      During the three and six months ended June 30, 2005, no hedging positions were purchased or exercised and no option positions were outstanding as of June 30, 2005.

Interest Rate Risk Hedging Program
      Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.
      In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Financial Instruments — (Continued)
2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense. During the three months ended June 30, 2006, we recorded a reduction of interest expense under these agreements of $34,000. During the six months ended June 30, 2006, we recorded a reduction of interest expense under these agreements of $9,000. As of June 30, 2006, the net fair value of interest rate swaps totaled $1,432,000.
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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Segment Information — (Continued)
      Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

		Texas Gulf	Texas Gulf
	Mid-Continent	Coast	Coast
	Operations	Pipelines	Processing	Corporate	Eliminations	Total

Three Months Ended June 30, 2006:
Sales to external customers	$98,452	$53,263	$57,500	$412 (a)	$—	$209,627
Intersegment sales	—	39,705	7,022	—	(46,727)	—
Interest expense and other financing costs	—	—	—	7,604	—	7,604
Depreciation and amortization	5,669	1,424	598	159	—	7,850
Equity in loss (earnings) from unconsolidated affiliates	147	(46)	—	—	—	101
Segment profit (loss)	12,563	3,897	11,505	(9,078)	—	18,887
Capital expenditures	6,871	1,263	2,925	352	—	11,411

Three Months Ended June 30, 2005:
Sales to external customers	$—	$62,163	$46,959	$—	$—	$109,122
Intersegment sales	—	40,840	2,809	—	(43,649)	—
Interest expense and other financing costs	—	831	136	166	(166)	967
Depreciation and amortization	—	1,314	534	25	—	1,873
Equity in earnings from unconsolidated affiliate	—	(261)	—	—	—	(261)
Segment profit (loss)	—	2,921	3,924	(1,329)	—	5,516
Capital expenditures	—	1,595	127	722	—	2,444

Six Months Ended June 30, 2006:
Sales to external customers	$198,150	$121,928	$102,850	$659 (a)	$—	$423,587
Intersegment sales	—	89,248	21,834	—	(111,082)	—
Interest expense and other financing costs	—	2	—	15,785	—	15,787
Depreciation and amortization	11,263	2,771	1,198	243	—	15,475
Equity in loss (earnings) from unconsolidated affiliates	175	(270)	—	—	—	(95)
Segment profit (loss)	22,103	7,793	15,562	(19,158)	—	26,300
Segment assets	575,695	129,791	75,970	37,048	(31,435)	787,069
Capital expenditures	10,588	4,702	4,404	630	—	20,324

Six Months Ended June 30, 2005:
Sales to external customers	$—	$143,847	$92,125	$—	$—	$235,972
Intersegment sales	—	79,883	6,418	—	(86,301)	—
Interest expense and other financing costs	—	1,718	272	330	(330)	1,990
Depreciation and amortization	—	2,559	1,062	44	—	3,665
Equity in earnings from unconsolidated affiliate	—	(486)	—	—	—	(486)
Segment profit (loss)	—	6,380	7,683	(3,122)	—	10,941
Capital expenditures	—	2,261	340	916	—	3,517

(a)	Represents the results of our risk management activities. See Note 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•	Mid-Continent Operations is a provider of natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing. For the three months ended June 30, 2006 and 2005, this segment generated approximately 49% and 0%, respectively, of our total gross margin. For the six months ended June 30, 2006 and 2005, this segment generated approximately 52% and 0%, respectively, of our total gross margin. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended June 30, 2006 and 2005, this segment generated approximately 19% and 52%, respectively, of our total gross margin. For the six months ended June 30, 2006 and 2005, this segment generated approximately 21% and 53%, respectively, of our total gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended June 30, 2006 and 2005, this segment generated approximately 31% and 48%, respectively, of our total gross margin. For the six months ended June 30, 2006 and 2005, this segment generated approximately 26% and 47%, respectively, of our total gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended June 30, 2006 and 2005, this segment generated approximately 1% and 0%, respectively, of our total gross margin. For the six months ended June 30, 2006 and 2005, this segment generated approximately 1% and 0%, respectively, of our total gross margin.

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
      To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.32 per gallon during the second quarter of 2006 compared to $0.10 per gallon during the second quarter of 2005. Our standardized processing margins averaged $0.22 per gallon during the six months ended June 30, 2006 compared to $0.12 per gallon during the six months ended June 30, 2005. The average standardized processing margin for the period from 1989 through June 30, 2006 is $0.09 per gallon.
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
      Pursuant to our limited liability company agreement, the reimbursement obligations of our Pre-Offering Investors are currently limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-offering Investors immediately prior to our initial public offering (the “Pre-Offering Units”). In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-Offering Investors, directly in the Pre-Offering Investors’ escrow accounts. Also, to the extent that any of our Pre-Offering Investors sell Pre-Offering Units, the buyer must assume the related reimbursement obligations or the selling Pre-Offering Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. In February 2006 and May 2006, Pre-Offering Investors made capital contributions to us in the aggregate amounts of $1.4 million and $2.2 million as reimbursement of excess general and administrative expenses for the three months ended December 31, 2005 and March 31, 2006, respectively. Based on the level of our general and administrative expenses for the second quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amounts of $0.5 million as reimbursement of excess general and administrative expenses for this period. We believe that our ability to deposit distributions required to satisfy Pre-Offering Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-Offering Units provides us with additional assurance that our Pre-Offering Investors will be able to satisfy any future reimbursement obligations with respect to the Pre-Offering Units.
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
      Distributable Cash Flow. We define distributable cash flow as net income plus: (1) depreciation and amortization expense; (2) cash distributions received from investments in unconsolidated affiliates and equity losses of such unconsolidated affiliates; (3) reimbursements by our Pre-Offering Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (4) the subtraction of maintenance capital expenditures; (5) the substraction of equity in earnings of unconsolidated affiliates; and (6) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).
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
Items Impacting Comparability of Our Financial Results

Our Acquisitions
      Since our inception in 1992, we have grown through a combination of numerous acquisitions, including the ScissorTail Acquisition, and significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with a number of sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions. With our acquisition of our Mid-Continent Operations segment in August 2005, the three and six months ended June 30, 2005 is not comparable to the three and six months ended June 30, 2006.

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
Our Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ in thousands)
Total gross margin(1)	$48,203	$14,307	$84,682	$28,858
Operations and maintenance expenses	7,824	3,006	15,008	5,977
Depreciation and amortization	7,850	1,873	15,475	3,665
General and administrative expenses	5,736	3,095	11,811	6,530
Taxes other than income	544	195	988	392
Equity in loss (earnings) from unconsolidated affiliates	101	(261)	(95)	(486)

Operating income	26,148	6,399	41,495	12,780
Interest and other financing costs, net	(7,261)	(883)	(15,195)	(1,839)

Net income	$18,887	$5,516	$26,300	$10,941

Segment gross margin:
Mid-Continent Operations(2)	$23,732	$—	$44,167	$—
Texas Gulf Coast Pipelines(3)	9,234	7,450	17,884	15,389
Texas Gulf Coast Processing	14,825	6,857	21,972	13,469
Corporate	412	—	659	—

Total gross margin(1)	$48,203	$14,307	$84,682	$28,858

Segment gross margin per unit:
Mid-Continent Operations:(2)
Pipeline throughput ($/MMBtu)(2)	$1.49	$—	$1.44	$—
Plant Inlet throughput ($/MMBtu)(2)	$2.11	$—	$2.07	$—
NGLs produced ($/Bbl)(2)	$22.19	$—	$22.50	$—
Texas Gulf Coast Pipelines ($/MMBtu)(3)	$0.42	$0.37	$0.42	$0.38
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(4)	$0.33	$0.13	$0.24	$0.13
NGLs produced ($/Bbl)(4)	$10.82	$4.88	$8.47	$4.69
Volumes:
Mid-Continent Operations(2)
Pipeline throughput (MMBtu/d)(2)	175,349	—	169,956	—
Plant Inlet throughput (MMBtu/d)(2)	123,874	—	118,118	—
NGLs produced (Bbls/d)(2)	11,753	—	10,845	—
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(3)	243,086	222,888	237,075	226,702
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	496,350	560,150	504,670	564,658
NGLs produced (Bbls/d)	15,039	15,436	14,331	15,854

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ in thousands)
Capital Expenditures:
Maintenance capital expenditures	$2,076	$822	$3,926	$1,395
Expansion capital expenditures	9,335	1,622	16,398	2,122

Total capital expenditures	$11,411	$2,444	$20,324	$3,517

Operations and maintenance expenses:
Mid-Continent Operations	$4,048	$—	$7,916	$—
Texas Gulf Coast Pipelines	1,900	1,322	3,529	2,634
Texas Gulf Coast Processing	1,876	1,684	3,563	3,343

Total operations and maintenance expenses	$7,824	$3,006	$15,008	$5,977

(1)	Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. For the three months ended June 30, 2006, plant inlet throughput averaged 81,257 MMBtu/d and NGLs produced averaged 7,976 barrels per day for plants owned by the Mid-Continent Operations segment. For the six months ended June 30, 2006, plant inlet throughput averaged 76,730 MMBtu/d and NGLs produced averaged 7,275 barrels per day for plants owned by the Mid-Continent Operations segment.

(3)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 111,172 MMBtu/d and 125,358 MMBtu/d, net of intercompany volumes, for the three months ended June 30, 2006 and 2005, respectively. Gross volumes transported by Webb Duval were 115,241 MMBtu/d and 127,100 MMBtu/d, net of intercompany volumes, for the six months ended June 30, 2006 and 2005, respectively.

(4)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
      Mid-Continent Operations Gross Margin. For the three months ended June 30, 2006, gross margin for the Mid-Continent Operations segment totaled $23.7 million. This segment gathered or transported an average of 175,349 MMBtu/d of natural gas on its pipelines, processed an average of 123,874 MMBtu/d of natural gas and produced an average of 11,753 barrels per day of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005.
      Texas Gulf Coast Pipelines Segment Gross Margin. Texas Gulf Coast Pipelines segment gross margin was $9.2 million for the three months ended June 30, 2006 compared to $7.5 million for the three months ended June 30, 2005, an increase of $1.7 million, or 23%. The increase primarily resulted from a 9% increase in volumes during the second quarter of 2006 as well as a 14% increase in unit margins as a result of upgrade payments received from the Texas Gulf Coast Processing segment. This increase was partially offset by lower average natural gas prices during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. During the second quarter of 2006, the Houston Ship Channel, or HSC, natural gas index price averaged $6.48 per MMBtu compared to $6.57 per MMBtu during the second quarter of 2005, a decrease of $0.09, or 1%.

      Texas Gulf Coast Processing Segment Gross Margin. Texas Gulf Coast Processing segment gross margin was $14.8 million for the three months ended June 30, 2006 compared to $6.9 million for the three months ended June 30, 2005, an increase of $7.9 million, or 114%. For the three months ended June 30, 2006, we experienced improvements of $10.5 million in our processing segment gross margin primarily as a result of increased NGL prices. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This improvement in our processing segment gross margin was partially offset by (i) an increase of $2.5 million in upgrade payments to natural gas suppliers, including the Texas Gulf Coast Pipelines segment, during the second quarter of 2006 as compared to the second quarter of 2005 and (ii) decreased conditioning fee revenue of $0.1 million.
      Corporate Segment Gross Margin. The corporate segment gross margin of $0.4 million for the three months ended June 30, 2006 primarily resulted from our commodity risk management activities, which we began in July 2005.
      Operations and Maintenance Expenses. Operations and maintenance expenses totaled $7.8 million for the three months ended June 30, 2006 compared to $3.0 million for the three months ended June 30, 2005. The increase of $4.8 million, or 160%, is primarily attributable to our acquisition of the Mid-Continent Operations on August 1, 2005.
      Depreciation and Amortization. Depreciation and amortization totaled $7.9 million for the three months ended June 30, 2006 compared with $1.9 million for the three months ended June 30, 2005, an increase of $6.0 million, or 316%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after June 30, 2005, including the acquisition of our Mid-Continent Operations on August 1, 2005.
      General and Administrative Expenses. General and administrative expenses totaled $5.7 million for the three months ended June 30, 2006 compared with $3.1 million for the three months ended June 30, 2005, an increase of $2.6 million, or 84%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $1.1 million, (ii) expenses related to additional personnel, consultants and office space and compensation adjustments of $1.0 million (excluding those expenses associated with our Mid-Continent Operations) and (iii) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.3 million. Additionally, we experienced an increase of $0.2 million related to expenses associated with growth and acquisition initiatives.
      Interest Expense. Interest and other financing costs totaled $7.6 million for the three months ended June 30, 2006 compared with $1.0 million for the three months ended June 30, 2005. Interest expense related to our credit facilities totaled $2.6 million (net of $0.2 million of capitalized interest) and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. Average borrowings under these credit facilities were $155.0 million and $53.0 million with average interest rates of 6.8% and 5.4% for the second quarter of 2006 and 2005, respectively. Interest on our Senior Notes totaled $4.6 million for the three months ended June 30, 2006. Amortization of debt issue costs totaled $0.4 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. The increase in interest expense is due primarily to borrowings under the Credit Facility and Senior Notes, discussed in “— Liquidity and Capital Resources — Our Indebtedness,” as a result of our ScissorTail Acquisition on August 1, 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
      Mid-Continent Operations Gross Margin. For the six months ended June 30, 2006, gross margin for the Mid-Continent Operations segment totaled $44.2 million. This segment gathered or transported an average of 169,956 MMBtu/d of natural gas on its pipelines, processed an average of 118,118 MMBtu/d of natural gas and produced an average of 10,845 barrels per day of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005.
      Texas Gulf Coast Pipelines Segment Gross Margin. Texas Gulf Coast Pipelines segment gross margin was $17.9 million for the six months ended June 30, 2006 compared to $15.4 million for the six months ended

June 30, 2005, an increase of $2.5 million, or 16%. The increase was primarily attributable to higher average natural gas prices during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the six months ended June 30, 2006, the HSC natural gas index price averaged $7.00 per MMBtu compared to $6.20 per MMBtu during the six months ended June 30, 2005, an increase of $0.80, or 13%. Additionally, volumes increased 5% during the six months ended June 30, 2006 and unit margins increase 11% primarily as a result of upgrade payments received from the Texas Gulf Coast Processing segment.
      Texas Gulf Coast Processing Segment Gross Margin. Texas Gulf Coast Processing segment gross margin was $22.0 million for the six months ended June 30, 2006 compared to $13.5 million for the six months ended June 30, 2005, an increase of $8.5 million, or 63%. For the six months ended June 30, 2006, we experienced improvements of $9.0 million in our processing segment gross margin primarily as a result of increased NGL prices. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” Additionally, our processing segment gross margin increased as a result of increased conditioning fee revenue of $0.2 million. These increases in our processing segment gross margin were partially offset by a $0.9 million increase in upgrade payments to natural gas suppliers, including the Texas Gulf Coast Pipelines segment, during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
      Corporate Segment Gross Margin. The corporate segment gross margin of $0.6 million for the six months ended June 30, 2006 primarily resulted from our commodity risk management activities, which we began July 2005.
      Operations and Maintenance Expenses. Operations and maintenance expenses totaled $15.0 million for the six months ended June 30, 2006 compared to $6.0 million for the six months ended June 30, 2005. The increase of $9.0 million, or 150%, is primarily attributable to our acquisition of the Mid-Continent Operations on August 1, 2005.
      Depreciation and Amortization. Depreciation and amortization totaled $15.5 million for the six months ended June 30, 2006 compared with $3.7 million for the six months ended June 30, 2005, an increase of $11.8 million, or 319%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after June 30, 2005, including the acquisition of our Mid-Continent Operations on August 1, 2005.
      General and Administrative Expenses. General and administrative expenses totaled $11.8 million for the six months ended June 30, 2006 compared with $6.5 million for the six months ended June 30, 2005, an increase of $5.3 million, or 82%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $2.5 million, (ii) expenses related to additional personnel, consultants and office space and compensation adjustments of $1.7 million (excluding those expenses associated with our Mid-Continent Operations), (iii) costs of Sarbanes-Oxley compliance and accounting fees of $0.6 million and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.5 million.
      Interest Expense. Interest and other financing costs totaled $15.8 million for the six months ended June 30, 2006 compared with $2.0 million for the six months ended June 30, 2005. Interest expense related to our credit facilities totaled $7.1 million (net of $0.3 million of capitalized interest) and $1.7 million for the six months ended June 30, 2006 and 2005, respectively. Average borrowings under these credit facilities were $274.0 million and $55.0 million with average interest rates of 6.5% and 5.4% for the six months ended June 30, of 2006 and 2005, respectively. Interest on our Senior Notes totaled $7.3 million for the six months ended June 30, 2006. Amortization of debt issue costs totaled $1.4 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in interest expense is due primarily to borrowings under the Credit Facility, Senior Notes and Term Loan Facility, discussed in “— Liquidity and Capital Resources — Our Indebtedness,” as a result of our ScissorTail Acquisition on August 1, 2005.

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
      Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2006.
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
      During the six months ended June 30, 2006, our capital expenditures totaled $20.3 million consisting of $3.9 million of maintenance capital and $16.4 million of expansion capital. Additionally, we contributed $10.6 million to Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines to support anticipated future production from a field restoration and development project in Oklahoma County, Oklahoma. We funded our capital expenditures and investment in Southern Dome with funds from operations, borrowings under our Credit Facility and the issuance of additional equity. Additional expansion capital expenditures relate to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending approximately $9.0 million to $10.0 million of maintenance capital over the next 12 months.

      Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2006 is as follows:

		Payment Due by Period

	Total	Remainder
Type of Obligation	Obligation	of 2006	2007/2008	2009/2010	Thereafter

	(In thousands)
Long-term debt	$375,000	$—	$—	$150,000	$225,000
Interest	243,802	14,351	56,937	56,937	115,577
Operating leases	6,053	1,005	2,389	1,684	975

Total contractual cash obligations	$624,855	$15,356	$59,326	$208,621	$341,552

      In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of June 30, 2006, we had fixed contractual commitments to purchase 462,675 MMBtu of natural gas in July 2006. All of these contracts were based on index-related prices. Using these index-related prices at June 30, 2006, we had total commitments to purchase $2.6 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During June 2006, we purchased 8,424,652 MMBtu of natural gas under such contracts.
      Cash Flows. The following summarizes our cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,

	2006	2005

	(In thousands)
Net cash provided by operating activities	$59,937	$15,994
Net cash used in investing activities	(29,488)	(2,826)
Net cash used in financing activities	(22,981)	(9,973)

Net increase in cash and cash equivalents	7,468	3,195
Cash and cash equivalents at beginning of year	25,297	7,015

Cash and cash equivalents at end of period	$32,765	$10,210

      Operating:

	Six Months Ended
	June 30,

	2006	2005

	(In thousands)
Net income	$26,300	$10,941
Depreciation and amortization	16,863	3,994
Equity in earnings from unconsolidated affiliates	(95)	(486)
Equity-based compensation and other	819	183
Cash provided by working capital	16,050	1,362

Net cash provided by operating activities	$59,937	$15,994

      The overall increase of $43.9 million in operating cash flow for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily the result of increases in net income of $15.4 million, non-cash items of $13.9 million and changes in working capital components (exclusive of cash and cash equivalents) of $14.6 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of

$13.2 million and risk management assets of $2.9 million offset by a decrease in accounts payable and accrued liabilities of $1.5 million.
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
      Investing: Net cash used in investing activities was $29.5 million for the six months ended June 30, 2006 compared to $2.8 million for the six months ended June 30, 2005. Investing activities for 2006 include costs related to (i) $18.9 million of capital expenditures for several small bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Provident City System, progress payments for the purchase of compression, the installation of an additional amine treater and a modification of an existing amine treater at the Houston Central Processing Plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden processing plant in Oklahoma and the construction of an 8-mile pipeline between two compressor stations in our Mid-Continent Operations area and (ii) $10.6 million investment in Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines that began operations in late April 2006. Capital expenditures for 2005 include costs related to our acquisition of several small pipeline systems and completion of well interconnects.
      Financing: Net cash used in financing activities totaled $23.0 million during the six months ended June 30, 2006 and included (i) net proceeds from our private placement of common units of $24.4 million, (ii) capital contributions of $3.5 million from our Pre-Offering Investors and (iii) proceeds from the exercise of unit options of $0.1 million offset by (a) net repayments under our debt arrangements of $23.7 million, (b) distributions to our unitholders of $21.0 million and (c) deferred financing costs of $6.3 million. Net cash used by financing activities of $10.0 million during the six months ended June 30, 2005 included repayments under our then outstanding credit facilities of $4.0 million, distributions to our unitholders of $7.1 million and deferred financing and offering costs of $0.3 million offset by capital contributions of $1.4 million from our Pre-Offering Investors.
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
      On April 18, 2006, our Board declared a cash distribution for the three months ended March 31, 2006 of $0.60 per unit, or $2.40 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $11.0 million was paid on May 15, 2006 to holders of record at the close of business on May 1, 2006.
      On July 19, 2006, our Board declared a cash distribution for the three months ended June 30, 2006 of $0.675 per unit, or $2.70 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $12.4 million is scheduled to be paid on August 14, 2006 to holders of record at the close of business on August 1, 2006.
      The amount of available cash from operating surplus needed to pay the current distribution of $0.675 per unit, or $2.70 per unit annualized, to our common and subordinated unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$10,030	$40,121
Subordinated units	2,376	9,502

Total	$12,406	$49,623

(1)	Includes restricted common units issued under our long-term incentive plan. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of August 1, 2006, we had 158,678 outstanding restricted units. Annual distributions related to these restricted units are approximately $0.4 million.

Our Indebtedness
      $350 Million Credit Facility. On August 1, 2005, we entered into the Credit Facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010. On August 1, 2005, we initially borrowed $232.0 million under the Credit Facility to: (i) partially finance the ScissorTail Acquisition and (ii) to repay in full indebtedness outstanding under existing credit facilities. Additionally, in connection with our ScissorTail Acquisition, a $0.9 million standby letter of credit was assumed by us, which remains outstanding at June 30, 2006. The balance outstanding under the Credit Facility as of June 30, 2006 was $150.0 million. The effective average interest rate on borrowings under the Credit Facility was 6.5% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of June 30, 2006. Interest and other financing costs related to the Credit Facility totaled $6.4 million for the six months ended June 30, 2006. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of June 30, 2006, the unamortized portion of debt issue costs totaled $4.2 million.

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
EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments. Based upon the senior debt to EBITDA ratio calculated as of June 30, 2006 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $200.0 million of unused capacity under the Credit Facility.
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
      Management believes that we are in compliance with the covenants under the Credit Facility as of June 30, 2006. If an event of default exists under the Credit Facility, the lenders may accelerate the maturity of the credit agreement and exercise other rights and remedies.
      Senior Notes. On February 7, 2006, we completed the sale of the Senior Notes due 2016. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $219.4 million to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68.0 million and (iii) pay expenses of approximately $1.4 million. Interest and other financing costs related to the Senior Notes totaled $7.6 million for the six months ended June 30, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of June 30, 2006, the unamortized portion of debt issue costs totaled $6.7 million. On July 25, 2006 and pursuant to a registered exchange offer, we exchanged all of our outstanding Senior Notes for an equivalent amount of Senior Notes that were registered under the Securities Act of 1933, as amended. The terms of these notes are identical to the terms of the Senior Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Senior Notes have been deleted.
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
Prior to March 1, 2011, we may redeem the Senior Notes, in whole or in part, at a “make-whole” redemption price together with any accrued and unpaid interest to the date of the redemption.
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
      Interest and other financing costs related to the Term Loan Facility totaled $2.1 million for the six months ended June 30, 2006, including the remaining amortization of debt issue costs of $0.6 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Reconciliation of total gross margin to operating income:
Operating income	$26,148	$6,399	$41,495	$12,780
Add: Operations and maintenance expenses	7,824	3,006	15,008	5,977
Depreciation and amortization	7,850	1,873	15,475	3,665
General and administrative expenses	5,736	3,095	11,811	6,530
Taxes other than income	544	195	988	392
Equity in loss (earnings) from unconsolidated affiliates	101	(261)	(95)	(486)

Total gross margin	$48,203	$14,307	$84,682	$28,858

Reconciliation of EBITDA to net income:
Net income	$18,887	$5,516	$26,300	$10,941
Add: Depreciation and amortization	7,850	1,873	15,475	3,665
Interest and other financing costs	7,604	967	15,787	1,990

EBITDA	$34,341	$8,356	$57,562	$16,596

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$37,082	$5,103	$59,937	$15,994
Add: Cash paid for interest and other financing costs	7,173	801	14,399	1,661
Equity in (loss) earnings of unconsolidated affiliates	(101)	261	95	486
Risk management assets	(522)	—	(2,860)	—
(Increase) decrease in working capital and other	(9,291)	2,191	(14,009)	(1,545)

EBITDA	$34,341	$8,356	$57,562	$16,596

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
      Our Texas Gulf Coast Pipelines segment purchases natural gas for transportation and resale and also transports and provides other services on a fee-for-service basis. A significant portion of the margins we realize from purchasing and reselling the natural gas is based on a percentage of a stated index price. Accordingly, these margins decrease in periods of low natural gas prices and increase during periods of high natural gas prices. Although fees for natural gas that we transport on our pipeline systems for the account of others are primarily fixed fee, our contracts also include a percentage-of-index component in a number of cases.
      The impacts of commodity prices on our Texas Gulf Coast Processing segment are more complex, involving the interplay between our contractual arrangements and the ability of our Houston Central Processing Plant to either process or condition gas depending on a price relationship known as the processing spread or processing margin. Under those arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under a significant number of these arrangements, we also charge producers and third-party transporters a conditioning fee. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs reduces the BTUs of the natural gas and, to replace these BTUs, we must purchase natural gas at market prices for return to producers or transporters. When NGL prices are high relative to natural gas prices, the processing margin is said to be positive and we operate our Houston Central Processing Plant in a manner intended to extract NGLs to the fullest extent possible. Because of our contractual arrangements, operating our Houston Central Processing Plant in maximum recovery mode creates a long position in NGLs and a short position in natural gas. When processing margins are negative, we operate our Houston Central Processing Plant in conditioning mode to extract the least amount of NGLs needed to meet downstream pipeline hydrocarbon dew point specifications. Operating our Houston Central Processing Plant in conditioning mode reduces our long position in NGLs and short position in natural gas to relatively nominal levels in our Texas Gulf Coast Processing segment.
      In order to calculate the sensitivity of our gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.9 million to our gross margin for the six months ended June 30, 2006. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $1.1 million decrease to our gross margin, and vice versa, for the six months ended June 30, 2006. These relationships are not necessarily linear. Due to the prices received for natural gas and natural gas liquids during the second quarter 2006, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our gross margin.

      Hedging Activities. We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our Risk Management Policy, which, as amended in May 2006, allows management to:

•	purchase put options on West Texas Intermediate (“WTI”) crude oil;

•	purchase put or call options and collars (purchase of a put together with the sale of a call) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or to the operations of an entity to be acquired by us;

•	purchase put options and collars and/or sell fixed for floating swaps on natural gas liquids to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or to the operations of an entity to be acquired by us.
Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	maturities with respect to the purchase of any crude oil, natural gas, natural gas liquids, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	notional volume must not exceed 80% of the projected requirements or output, as applicable, for the hedged period with respect to (i) the purchase of crude oil or natural gas liquids put options, (ii) the purchase of natural gas put or call options or (iii) the purchase of fractionation spread or processing margin spread put options; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.
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
      The following table summarizes our commodity hedge portfolio as of June 30, 2006 (all hedges are settled monthly):
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
      Interest Rates. Our interest rate exposure results from variable rate borrowings under our debt agreements. During the quarter ended June 30, 2006, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $150.0 million, which had an average floating interest rate of 6.8% as of June 30, 2006. A 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.5 million annually.
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
      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2005 Form 10-K except as follows:
Our acquisition of ScissorTail could expose us to potential significant liabilities.
      In connection with the ScissorTail Acquisition, we purchased all of the limited liability company interests of ScissorTail rather than just its assets. As a result, we purchased the liabilities of ScissorTail, including unknown and contingent liabilities. We performed due diligence in connection with the ScissorTail Acquisition and attempted to verify the representations of ScissorTail management, but there may be pending, threatened, contemplated or contingent claims against ScissorTail related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the former owners of ScissorTail agreed to indemnify us on a limited basis against some of these liabilities, a significant portion of these indemnification obligations expired on August 2, 2006 without any claims having been asserted by us. Accordingly, there is a risk that we could ultimately be liable for unknown obligations of ScissorTail, which could materially adversely affect our operations and cash available for distribution to unitholders.
Expanding our business by constructing new assets will subject us to risks that the project may not be completed on schedule, the costs associated with the project may exceed our expectations and additional natural gas supplies may not be available following completion of the project, which could cause our revenues to be less than anticipated. Our operating cash flows from our capital projects may not be immediate.
      One of the ways we may grow our business is through the construction of additions to our existing gathering and transportation systems (including additional compression) and additional modifications at our existing processing plants. The construction of additions or modifications to our existing gathering and transportation systems and processing and treating facilities, and the construction of new gathering and processing facilities, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, our non-wholly-owned operating subsidiary, Southern Dome, has constructed a processing plant and pipelines to support anticipated future production in Oklahoma County, Oklahoma, which was placed in service on April 28, 2006. The cost of the project is being born by us and the other member of Southern Dome with our share of the final construction costs expected to be approximately $18.0 million. The development of production dedicated to the Southern Dome processing plant and pipelines may occur over an extended period, and we may not receive any material increase in operating cash flow from that project for some time. If we experience unanticipated or extended delays in generating operating cash flow from this or other projects, then we may need to reduce or reprioritize our capital budget to meet our capital requirements. We may also rely on estimates of future production in our decision to construct additions to our gathering and transportation systems, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our annual unitholders meeting on May 25, 2006. A brief description of each proposal and the voting results follows:
      A company proposal to elect seven directors to our Board of Directors to serve until the 2007 Annual Meeting of Unitholders.

	For	Withheld

John R. Eckel, Jr.	14,610,765	7,186
James G. Crump	14,608,715	9,236
Ernie L. Danner	14,356,137	261,814
Scott A. Griffiths	14,608,230	9,721
Michael L. Johnson	13,862,549	755,402
T. William Porter	13,859,864	758,087
William L. Thacker	13,859,864	758,087
      A company proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of Copano for the fiscal year ending December 31, 2006.

For	14,597,987
Against	6,333
Abstentions	13,630
      All seven nominated directors were elected and the appointment of the independent auditors was ratified.

Item 6.	Exhibits.
      Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).

3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).

3.3	Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/ A filed December 15, 2004).

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).

4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).

4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).

4.5		Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).

4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).

4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).

4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).

10	.1†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10.2		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).

10.3		Form of Grant of Options (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).

10.4		Form of Grant of Restricted Units (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).

10.5		Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).

31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.

31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.

32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 9, 2006.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.

John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff

Matthew J. Assiff
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number		Description

3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).

3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).

3.3		Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/ A filed December 15, 2004).

3.4		Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).

3.5		Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005)

4.1		Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).

4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).

4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).

4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).

4.5		Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).

4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/ Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).

4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).

4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).

10	.1†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).

10.2		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).

10.3		Form of Grant of Options (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).

Number		Description

10.4		Form of Grant of Restricted Units (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).

10.5		Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).

31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.

31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.

32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.