Form 10-Q
period 2006-09-30
Copano Energy, L.L.C.
filed 2006-11-09
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
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

There were 14,860,306 common units of Copano Energy, L.L.C. outstanding at November 1, 2006. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$34,635	$25,297
Accounts receivable, net	63,065	83,297
Accounts receivable from affiliates	556	—
Risk management assets	12,957	10,067
Prepayments and other current assets	2,877	2,474

Total current assets	114,090	121,135

Property, plant and equipment, net	555,615	532,320
Intangible assets, net	93,814	97,551
Investment in unconsolidated affiliates	19,508	7,901
Risk management assets	11,342	24,778
Other assets, net	12,794	9,065

Total assets	$807,163	$792,750

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$89,898	$96,001
Accounts payable to affiliates	191	189
Notes payable	1,860	1,272
Other current liabilities	11,821	10,970

Total current liabilities	103,770	108,432

Long-term debt	375,000	398,000
Risk management and other noncurrent liabilities	6,260	4,515
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 14,704,108 and 14,100,508 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	318,776	297,592
Subordinated units, no par value, 3,519,126 units outstanding as of September 30, 2006 and December 31, 2005, respectively	10,379	10,379
Paid-in capital	9,389	4,068
Accumulated earnings (deficit)	172	(14,941)
Deferred compensation	—	(3,949)
Other comprehensive loss	(16,583)	(11,346)

	322,133	281,803

Total liabilities and members’ capital	$807,163	$792,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except unit information)

Revenue:
Natural gas sales	$114,589	$155,023	$345,742	$292,036
Natural gas sales — affiliates	35	—	688	38
Natural gas liquids sales	106,534	54,327	277,536	146,177
Transportation, compression and processing fees	3,910	4,383	11,148	9,892
Transportation, compression and processing fees — affiliates	9	7	26	23
Other	6,234	2,927	19,758	4,473

Total revenue	231,311	216,667	654,898	452,639

Costs and expenses:
Cost of natural gas and natural gas liquids	172,777	184,365	509,248	389,489
Cost of natural gas and natural gas liquids — affiliates	1,748	2,330	2,755	3,097
Transportation	722	336	1,960	1,297
Transportation — affiliates	92	113	281	375
Operations and maintenance	8,519	5,325	23,527	11,302
Depreciation and amortization	8,182	5,706	23,657	9,371
General and administrative	8,108	4,878	19,919	11,408
Taxes other than income	622	321	1,610	713
Equity in earnings from unconsolidated affiliates	(549)	(240)	(644)	(726)

Total costs and expenses	200,221	203,134	582,313	426,326

Operating income	31,090	13,533	72,585	26,313
Other income (expense):
Interest and other income	718	168	1,310	319
Interest and other financing costs	(9,525)	(8,542)	(25,312)	(10,532)

Net income	$22,283	$5,159	$48,583	$16,100

Basic net income per unit:
Net income per unit	$1.22	$0.35	$2.67	$1.35
Weighted average number of units	14,696	11,037	14,678	8,424
Diluted net income per unit:
Net income per unit	$1.21	$0.35	$2.64	$1.34
Weighted average number of units	18,431	14,676	18,383	12,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Cash Flows From Operating Activities:
Net income	$48,583	$16,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,657	9,371
Amortization of debt issue costs	3,524	3,715
Equity in earnings from unconsolidated affiliates	(644)	(726)
Equity-based compensation	1,315	684
Other noncash items	94	(48)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20,231	(26,100)
Accounts receivable from affiliates	(466)	1,231
Prepayments and other current assets	1,661	848
Risk management assets	6,914	(3,452)
Accounts payable	(7,449)	26,139
Accounts payable to affiliates	2	442
Other current liabilities	(795)	(16,133)

Net cash provided by operating activities	96,627	12,071

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(30,456)	(6,377)
Acquisitions, net of cash acquired	(9,074)	(480,725)
Investment in unconsolidated affiliate	(11,053)	(197)
Escrow cash	—	1,001
Other	(504)	(160)

Net cash used in investing activities	(51,087)	(486,458)

Cash Flows From Financing Activities:
Repayments of long-term debt	(376,500)	(57,000)
Proceeds from long-term debt	353,500	402,000
Repayments of short-term notes payable	(1,477)	—
Deferred financing costs	(7,013)	(9,465)
Distributions to unitholders	(33,277)	(14,917)
Proceeds from private placement of common units	25,000	39,499
Proceeds from private placement of Class B units	—	135,503
Capital contributions from Pre-Offering Investors	4,006	2,574
Proceeds from option exercises	199	—
Equity offering costs	(640)	(1,009)

Net cash (used in) provided by financing activities	(36,202)	497,185

Net increase in cash and cash equivalents	9,338	22,798
Cash and cash equivalents, beginning of year	25,297	7,015

Cash and cash equivalents, end of period	$34,635	$29,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME
(Unaudited)

	Common		Subordinated
	Number		Number			Accumulated		Other		Total
	of	Common	of	Subordinated	Paid-in	Earnings	Deferred	Comprehensive		Comprehensive
	Units	Units	Units	Units	Capital	(Deficit)	Compensation	Loss	Total	Income
	(In thousands)

Balance, December 31, 2005	14,101	$297,592	3,519	$10,379	$4,068	$(14,941)	$(3,949)	$(11,346)	$281,803	$—
Capital contributions from Pre-Offering Investors	—	—	—	—	4,006	—	—	—	4,006	—
Private placement of units	709	25,000	—	—	—	—	—	—	25,000	—
Offering costs	—	(66)	—	—	—	—	—	—	(66)	—
Distributions to unitholders	—	—	—	—	—	(33,470)	—	—	(33,470)	—
Option exercises	7	199	—	—	—	—	—	—	199	—
Adoption of SFAS No. 123(R) — reversal of deferred compensation related to restricted common units	(139)	(3,949)	—	—	—	—	3,949	—	—	—
Equity-based compensation	—	—	—	—	1,315	—	—	—	1,315	—
Vested restricted units	26	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	48,583	—	—	48,583	48,583
Derivative settlements reclassified to income	—	—	—	—	—	—	—	616	616	616
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	(5,853)	(5,853)	(5,853)

Comprehensive income										$43,346

Balance, September 30, 2006	14,704	$318,776	3,519	$10,379	$9,389	$172	$—	$(16,583)	$322,133

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

Note 2 — New Accounting Pronouncements

Share-Based Payment

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R)focuses primarily on accounting for transactions with employees and carries forward without change to prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,”

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — New Accounting Pronouncements — (Continued)

and generally requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

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

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Natural gas sales revenue:
As reported	$114,589	$155,023	$345,742	$292,036
“As if” presented net under Issue 04-13	$114,589	$153,075	$345,742	$263,066
Cost of natural gas and natural gas liquids:
As reported	$172,777	$184,365	$509,248	$389,489
“As if” presented net under Issue 04-13	$172,777	$182,417	$509,248	$360,519

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133. The standard is effective for reporting periods beginning after November 15, 2007. We are evaluating SFAS No. 157 and currently do not expect it to have a material effect on our financial position or results of operations.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard requires recognition of the funded status of a benefit plan and provides additional disclosures. The standard is effective with the fiscal year ending after December 15, 2006 for entities with publicly-traded equity securities. We are evaluating SFAS No. 158 and currently do not expect it to have a material effect on our financial position or results of operations.

Quantifying Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which states that a public company should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors in prior years. If prior year errors that had been previously and appropriately considered immaterial are now considered material based on the approach of SAB No. 108, a public company does not need to amend prior period financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — New Accounting Pronouncements — (Continued)

SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. We are evaluating SAB No. 108 and currently do not expect it to have a material effect on our financial position or results of operations.

Note 3 — Intangible Assets

Our intangible assets consist of rights-of-way, easements and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,349,000 and $1,061,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense was $4,046,000 and $1,278,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the weighted average amortization period for our intangible assets was 19.3 years. As of September 30, 2006, the weighted average amortization period was 23.2 years for our rights-of-way and easements and 13.8 years for our contracts. Estimated aggregate amortization expense remaining for 2006 and each of the succeeding periods indicated is approximately: 2006 — $1,358,000; 2007 — $5,391,000; 2008 — $5,324,000; 2009 — $5,254,000; 2010 — $5,223,000; and thereafter — $71,264,000. Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Rights-of-way and easements, at cost	$60,002	$59,693
Contracts	42,444	42,444
Customer relationship	725	725
Less accumulated amortization	(9,357)	(5,311)

Intangible assets, net	$93,814	$97,551

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt

A summary of our debt follows (in thousands):

	September 30,	December 31,
	2006	2005

Long-term debt:
Credit Facility	$50,000	$228,000
Senior Notes	225,000	—
Unsecured Term Loan	100,000	—
Term Loan Facility	—	170,000

Total	$375,000	$398,000

Credit Facility

On August 1, 2005, we entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010. In connection with the ScissorTail Acquisition, we assumed a standby letter of credit of $900,000, which was cancelled in August 2006. In January 2006, we amended the Credit Facility to, among other things, increase the amount of unsecured indebtedness permitted to refinance the Term Loan Facility discussed below. In September 2006, we amended the Credit Facility to, among other things, further increase the amount of unsecured indebtedness permitted under the Credit Facility to enable us to enter into a $100 million unsecured term loan (the “Unsecured Term Loan”) discussed below. We used the proceeds of the Unsecured Term Loan to reduce the outstanding indebtedness under the Credit Facility to $50 million as of September 30, 2006. Concurrently, we reduced the commitment amount under the Credit Facility from $350 million to $200 million. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

The effective average interest rate on borrowings under the Credit Facility was 6.8% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of September 30, 2006. Interest and other financing costs related to the Credit Facility totaled $11,333,000 for the nine months ended September 30, 2006 and included a one-time charge of $1,702,000 related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of September 30, 2006, the unamortized portion of debt issue costs totaled $2,270,000.

Management believes that we are in compliance with the covenants under the Credit Facility as of September 30, 2006.

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

Interest and other financing costs related to the Senior Notes totaled $12,344,000 for the nine months ended September 30, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of September 30, 2006, the unamortized portion of debt issue costs totaled $6,631,000.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Unsecured Term Loan — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006						December 31, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$637	$1	$33,997	$—	$—	$34,635	$1,167	$1	$24,129	$—	$—	$25,297
Accounts receivable, net	—	—	63,065	—	—	63,065	—	—	83,297	—	—	83,297
Accounts receivable from affiliates	—	—	36,253	—	(35,697)	556	—	—	—	—	—	—
Intercompany receivable	17,573	—	(33,548)	—	15,975	—	35,040	—	12,525	—	(47,565)	—
Risk management assets	—	—	12,957	—	—	12,957	—	—	10,067	—	—	10,067
Prepayments and other current assets	62	—	2,815	—	—	2,877	44	—	2,430	—	—	2,474

Total current assets	18,272	1	115,539	—	(19,722)	114,090	36,251	1	132,448	—	(47,565)	121,135

Property, plant and equipment, net	263	—	555,300	—	52	555,615	309	—	531,957	—	54	532,320
Intangible assets, net	—	—	93,814	—	—	93,814	—	—	97,551	—	—	97,551
Investment in unconsolidated affiliates	—	—	19,508	19,508	(19,508)	19,508	—		7,901	7,901	(7,901)	7,901
Investment in consolidated subsidiaries	683,553	—	—	—	(683,553)	—	658,687	—	—	—	(658,687)	—
Risk management assets	—	—	11,342	—	—	11,342	—	—	24,778	—	—	24,778
Other assets, net	9,492	—	3,302	—	—	12,794	6,004	—	3,061	—	—	9,065

Total assets	$711,580	$1	$798,805	$19,508	$(722,731)	$807,163	$701,251	$1	$797,696	$7,901	$(714,099)	$792,750

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$10	$—	$89,888	$—	$—	$89,898	$165	$—	$95,836	$—	$—	$96,001
Accounts payable to affiliates		—	23,395	—	(23,204)	191	—	—	189	—	—	189
Intercompany payable	(4,586)	—	1,104	—	3,482	—	3,981	—	43,584	—	(47,565)	—
Notes payable	—	—	1,860	—	—	1,860	—	—	1,272	—	—	1,272
Other current liabilities	2,125	—	9,696	—	—	11,821	5,694	—	5,276	—	—	10,970

Total current liabilities	(2,451)	—	125,943	—	(19,722)	103,770	9,840	—	146,157	—	(47,565)	108,432

Long-term debt	375,000	—	—	—	—	375,000	398,000	—	—	—	—	398,000
Risk management and other noncurrent liabilities	315	—	5,945	—	—	6,260	262	—	4,253	—	—	4,515
Members’/Partners’ capital:
Common units	318,776	—	—	—	—	318,776	297,592	—	—	—	—	297,592
Subordinated units	10,379	—	—	—	—	10,379	10,379	—	—	—	—	10,379
Paid-in capital	9,389	1	535,425	18,227	(553,653)	9,389	4,068	1	585,800	7,265	(593,066)	4,068
Accumulated earnings (deficit)	172	—	148,075	1,281	(149,356)	172	(14,941)	—	72,832	636	(73,468)	(14,941)
Deferred compensation	—	—	—	—	—	—	(3,949)	—	—	—	—	(3,949)
Other comprehensive loss	—	—	(16,583)	—	—	(16,583)	—	—	(11,346)	—	—	(11,346)

	338,716	1	666,917	19,508	(703,009)	322,133	293,149	1	647,286	7,901	(666,534)	281,803

Total liabilities and members’/partners’ capital	$711,580	$1	$798,805	$19,508	$(722,731)	$807,163	$701,251	$1	$797,696	$7,901	$(714,099)	$792,750

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Unsecured Term Loan — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006						Three Months Ended September 30, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$114,624	$—	$—	$114,624	$—	$—	$155,023	$—	$—	$155,023
Natural gas liquids sales	—	—	106,534	—	—	106,534	—	—	54,327	—	—	54,327
Transportation, compression and processing fees	—	—	3,919	—	—	3,919	—	—	4,390	—	—	4,390
Other	—	—	6,234	—	—	6,234	—	—	2,927	—	—	2,927

Total revenue	—	—	231,311	—	—	231,311	—	—	216,667	—	—	216,667

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	174,525	—	—	174,525	—	—	186,695	—	—	186,695
Transportation	—	—	814	—	—	814	—	—	449	—	—	449
Operations and maintenance	—	—	8,519	—	—	8,519	—	—	5,325	—	—	5,325
Depreciation and amortization	16	—	8,166	—	—	8,182	16	—	5,690	—	—	5,706
General and administrative	562	—	7,546	—	—	8,108	575	—	4,303	—	—	4,878
Taxes other than income	—	—	622	—	—	622	—	—	321	—	—	321
Equity in earnings from unconsolidated affiliates	—	—	(549)	(549)	549	(549)	—	—	(240)	(240)	240	(240)

Total costs and expenses	578	—	199,643	(549)	549	200,221	591	—	202,543	(240)	240	203,134

Operating (loss) income	(578)	—	31,668	549	(549)	31,090	(591)	—	14,124	240	(240)	13,533
Other income (expense):
Interest and other income	—	—	718	—	—	718	2	—	222	—	(56)	168
Interest and other financing costs	(9,597)	—	72	—	—	(9,525)	(6,664)	—	(1,934)	—	56	(8,542)

(Loss) income before equity in earnings from consolidated subsidiaries	(10,175)	—	32,458	549	(549)	22,283	(7,253)	—	12,412	240	(240)	5,159
Equity earnings (loss) from consolidated subsidiaries	32,458	—	—	—	(32,458)	—	12,412	—	—	—	(12,412)	—

Net income (loss)	$22,283	$—	$32,458	$549	$(33,007)	$22,283	$5,159	$—	$12,412	$240	$(12,652)	$5,159

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Unsecured Term Loan — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006						Nine Months Ended September 30, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$346,430	$—	$—	$346,430	$—	$—	$292,074	$—	$—	$292,074
Natural gas liquids sales	—	—	277,536	—	—	277,536	—	—	146,177	—	—	146,177
Transportation, compression and processing fees	—	—	11,174	—	—	11,174	—	—	9,915	—	—	9,915
Other	—	—	19,758	—	—	19,758	—	—	4,473	—	—	4,473

Total revenue	—	—	654,898	—	—	654,898	—	—	452,639	—	—	452,639

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	512,003	—	—	512,003	—	—	392,586	—	—	392,586
Transportation	—	—	2,241	—	—	2,241	—	—	1,672	—	—	1,672
Operations and maintenance	—	—	23,527	—	—	23,527	—	—	11,302	—	—	11,302
Depreciation and amortization	49	—	23,608	—	—	23,657	49	—	9,322	—	—	9,371
General and administrative	1,399	—	18,520	—	—	19,919	1,059	—	10,349	—	—	11,408
Taxes other than income	—	—	1,610	—	—	1,610	—	—	713	—	—	713
Equity in earnings from unconsolidated affiliates	—	—	(644)	(644)	644	(644)	—	—	(726)	(726)	726	(726)

Total costs and expenses	1,448	—	580,865	(644)	644	582,313	1,108	—	425,218	(726)	726	426,326

Operating (loss) income	(1,448)	—	74,033	644	(644)	72,585	(1,108)	—	27,421	726	(726)	26,313
Other income (expense):
Interest and other income	—	—	1,310	—	—	1,310	3	—	702	—	(386)	319
Interest and other financing costs	(25,384)	—	72	—	—	(25,312)	(6,994)	—	(3,924)	—	386	(10,532)

(Loss) income before equity in earnings from consolidated subsidiaries	(26,832)	$—	75,415	644	(644)	48,583	(8,099)	—	24,199	726	(726)	16,100
Equity earnings (loss) from consolidated subsidiaries	75,415	—	—	—	(75,415)	—	24,199	—	—	—	(24,199)	—

Net income (loss)	$48,583	$—	$75,415	$644	$(76,059)	$48,583	$16,100	$—	$24,199	$726	$(24,925)	$16,100

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Unsecured Term Loan — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006						Nine Months Ended September 30, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(16,179)	$—	$112,806	$—	$—	$96,627	$(6,099)	$—	$18,170	$—	$—	$12,071

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangible assets	(1)	—	(30,455)	—	—	(30,456)	—	—	(6,377)	—	—	(6,377)
Acquisitions, net of cash acquired	—	—	(9,074)	—	—	(9,074)	—	—	(480,725)	—	—	(480,725)
Investment in unconsolidated affiliate	—	—	(11,053)	(11,053)	11,053	(11,053)	—	—	(197)	(197)	197	(197)
Escrow cash	—	—	—	—	—	—	—	—	1,001	—	—	1,001
Investment in consolidated subsidiaries	(1,225)	—	—	—	1,225	—	(544,542)	—	—	—	544,542	—
Distributions from consolidated subsidiaries	51,600	—	—	—	(51,600)	—	16,215	—	—	—	(16,215)	—
Other	—	—	(504)	—	—	(504)	—	—	(160)	—	—	(160)

Net cash provided by (used in) investing activities	50,374	—	(51,086)	(11,053)	(39,322)	(51,087)	(528,327)	—	(486,458)	(197)	528,524	(486,458)

Cash Flows From Financing Activities:
Repayments of long-term debt	(376,500)	—	—	—	—	(376,500)	—	—	(57,000)	—	—	(57,000)
Proceeds from long-term debt	353,500	—	—	—	—	353,500	402,000	—	—	—	—	402,000
(Repayment of) proceeds from intercompany debt	—	—	—	—	—	—	(19,011)	—	19,011	—	—	—
Deferred financing costs	(7,013)	—	—	—	—	(7,013)	(9,391)	—	(74)	—	—	(9,465)
Repayment of short-term notes payable	—	—	(1,477)	—	—	(1,477)	—	—	—	—	—	—
Distributions to unitholders	(33,277)	—	—	—	—	(33,277)	(14,917)	—	—	—	—	(14,917)
Proceeds from private placement of common units	25,000	—	—	—	—	25,000	39,499	—	—	—	—	39,499
Proceeds from private placement of Class B Units	—	—	—	—	—	—	135,503	—	—	—	—	135,503
Capital contributions from Pre-Offering Investors	4,006	—	—	—	—	4,006	2,574	—	—	—	—	2,574
Equity offering costs	(640)	—	—	—	—	(640)	(1,009)	—	—	—	—	(1,009)
Proceeds from option exercises	199	—	—	—	—	199	—	—	—	—	—	—
Contributions from parent	—	—	1,225	11,053	(12,278)	—	—	1	544,541	197	(544,739)	—
Distributions to parent	—	—	(51,600)	—	51,600	—	—	—	(16,215)	—	16,215	—

Net cash (used in) provided by financing activities	(34,725)	—	(51,852)	11,053	39,322	(36,202)	535,248	1	490,263	197	(528,524)	497,185

Net increase in cash and cash equivalents	(530)	—	9,868	—	—	9,338	822	1	21,975	—	—	22,798
Cash and cash equivalents, beginning of year	1,167	1	24,129	—	—	25,297	124	—	6,891	—	—	7,015

Cash and cash equivalents, end of period	$637	$1	$33,997	$—	$—	$34,635	$946	$1	$28,866	$—	$—	$29,813

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Unsecured Term Loan — (Continued)

Unsecured Term Loan

On September 29, 2006, we entered into the Unsecured Term Loan with Banc of America Bridge LLC and certain of its affiliates. The Unsecured Term Loan matures on November 1, 2010, except that indebtedness outstanding under the Unsecured Term Loan may be prepaid at our option prior to maturity, without premium or penalty, and subject to the securities demand by Banc of America Securities LLC (“BAS”) discussed below. The proceeds from the Unsecured Term Loan were used to reduce outstanding indebtedness under the Credit Facility (discussed above) from $150 million to $50 million. Interest on the Unsecured Term Loan is payable quarterly in arrears at an annual rate equal to the three-month British Bankers Association LIBOR Rate plus a margin initially equal to 3.0% per year, subject to adjustment under certain circumstances. The interest rate on borrowings under the Unsecured Term Loan was 8.4% as of September 30, 2006. The indebtedness under the Unsecured Term Loan must be prepaid upon the occurrence of certain mandatory prepayment events, including our sale or issuance of any equity securities or indebtedness, a change of control and, in certain circumstances, our execution of a definitive purchase agreement and commitment letter relating to a material acquisition. The obligations under the Unsecured Term Loan are general unsecured obligations of our company and certain of its subsidiaries and are guaranteed by substantially all of its subsidiaries.

The Unsecured Term Loan includes customary covenants, including covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase any future debt that is subordinated to the Unsecured Term Loan; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us or any other restricted subsidiary; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) enter into sale and leaseback transactions. Additionally, the Unsecured Term Loan contains a financial covenant limiting the amount of our consolidated debt relative to our consolidated EBITDA (as defined in the Unsecured Term Loan) to not greater than 4.75 to 1.00 beginning with the quarter ended September 30, 2006.

The Unsecured Term Loan contains customary events of default, including a cross-default provision. If an event of default occurs, then the administrative agent shall, at the request of, or may, with the consent of, lenders holding more than 50% of the outstanding term loan, declare the unpaid principal and interest on the Unsecured Term Loan to be immediately due and payable. Such an acceleration will occur automatically in the event of an insolvency or bankruptcy default.

In connection with the Unsecured Term Loan, we agreed that upon the request of BAS, at any time on or after December 15, 2006, we will issue long-term debt or equity securities (other than equity securities issued in a public offering) in an amount sufficient to repay the Unsecured Term Loan.

Interest and other financing costs related to the Unsecured Term Loan totaled $47,000 for the nine months ended September 30, 2006 and debt issue costs totaled $591,000 as of September 30, 2006.

Term Loan Facility

On August 1, 2005, we entered into a $170 million senior unsecured term loan facility (the “Term Loan Facility”) with Banc of America Bridge LLC, as the Lender. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. In January 2006, we used $20,000,000 of proceeds from our private placement of equity (discussed in Note 6) to pay down the balance of the Term Loan Facility to $150,000,000. In February 2006, we used proceeds from the issuance of the Senior Notes to repay and terminate the Term Loan Facility. Please read “Senior Notes Offering” above. Interest and other financing costs, including the remaining amortization of debt issue costs of $584,000, related to the Term Loan Facility totaled $2,125,000 for the nine months ended September 30, 2006.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Members’ Capital and Distributions

Common Units and Subordinated Units

As of September 30, 2006, 14,704,108 common units (excluding restricted common units) and 3,519,126 subordinated units were outstanding. Management controlled an aggregate of 843,214 of these common units and 1,428,078 subordinated units as of September 30, 2006. Investors existing prior to our initial public offering in November 2004 (“Pre-Offering Investors”) and their assignees owned all of our outstanding subordinated units.

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

Pursuant to our limited liability company agreement, the Pre-Offering Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped. For the year ended December 31, 2006, the “cap” limits our general and administrative expense obligations to $1.65 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. In February 2006, May 2006 and August 2006, our Pre-Offering Investors made capital contributions to us in the aggregate amount of $1,380,000, $2,162,000 and $464,000 as a reimbursement of excess general and administrative expenses for each of the three months ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively. Based on the level of our general and administrative expenses for the third quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amount of $601,000 as a reimbursement of excess general and administrative expenses for this period. The Pre-Offering Investors will use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Restricted Common Units

Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units. As of September 30, 2006, 157,048 restricted common units were outstanding.

The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into general and administrative expense over the respective vesting periods. We recognized non-cash compensation expense of $998,000 and $684,000 related to the amortization of restricted units outstanding during the nine months ended September 30, 2006 and 2005, respectively.

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

On July 19, 2006, our Board of Directors declared a cash distribution for the three months ended June 30, 2006 of $0.675 per unit for all of our outstanding common and subordinated units. The distribution totaling $12,406,000 was paid on August 14, 2006 to holders of record at the close of business on August 1, 2006.

On October 18, 2006, our Board of Directors declared a cash distribution for the three months ended September 30, 2006 of $0.75 per unit for all of our outstanding common and subordinated units. The distribution totaling $13,785,000 is scheduled to be paid on November 14, 2006 to holders of record at the close of business on November 1, 2006.

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

During the nine months ended September 30, 2006, we granted 148,745 unit options to purchase an equal number of common units at an average exercise price of $46.26 per unit to certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. These outstanding options have a contractual life of 10 years from date of grant. All options granted during the nine months ended September 30, 2006 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $317,000 related to unit options net of anticipated forfeitures for the nine months ended September 30, 2006.

Accounting for Equity-Based Compensation

As discussed in Note 2, on January 1, 2006, we adopted SFAS No. 123(R). We previously accounted for awards issued under our long-term incentive plan using APB No. 25 and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” The cumulative effect of this change in accounting principle upon adoption was not significant. The equity-based compensation expense relates to awards issued under our long-term incentive plan discussed in “Restricted Common Units” and “Unit Options” above and totaled $1,315,000 and $684,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

	Nine Months Ended
	September 30,
	2006	2005

Weighted average exercise price	$46.26	$36.39
Expected volatility	22.04%	26.03%
Distribution yield	5.99%	6.35%
Risk-free interest rate	4.94%	4.14%
Expected term (in years)	6.5	7
Weighted average grant-date fair value of options granted	$6.13	$5.10
Total intrinsic value of options exercised	$162,000	$—

A summary of the unit option activity for the nine months ended September 30, 2006 is provided below:

			Weighted Average
	Number of		Remaining
	Units Underlying	Weighted Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at beginning of period	491,110	$30.18
Granted	148,745	46.26
Exercised	(7,845)	25.35
Forfeited	(20,690)	32.36

Outstanding at end of period	611,320	$34.08	8.8	$12,049,000

Exercisable at end of period	84,661	$30.25	8.6	$1,993,000

As of September 30, 2006, unrecognized compensation costs related to outstanding options issued under our long-term incentive plan totaled $1,998,000. The expense is expected to be recognized over a weighted average period of approximately 4 years.

Restricted Common Units.  A summary of the restricted common unit activity for the nine months ended September 30, 2006 is provided below:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Units	Value

Outstanding at beginning of period	139,118	$36.59
Granted	49,020	46.53
Vested	(25,653)	36.81
Forfeited	(5,437)	35.92

Outstanding at end of period	157,048	$39.68

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Members’ Capital and Distributions — (Continued)

As of September 30, 2006, unrecognized compensation costs related to the outstanding restricted units issued under our long-term incentive plan totaled $5,535,000. The expense is expected to be recognized over a weighted average period of 3.6 years. The total fair value of restricted common units vested during the nine months ended September 30, 2006 was $1,235,000.

If compensation expense related to the issuance of options and restricted units had been determined by applying the fair value method prescribed in SFAS No. 123(R), our net income and net income per unit would have approximated the pro forma amounts below for the three and nine months ended September 30, 2005 (in thousands, except per unit information):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$5,159	$16,100
Add: Equity-based compensation included in net income	459	684
Less: Equity-based employee compensation expense determined under SFAS No. 123(R)	(322)	(492)

Pro forma net income	$5,296	$16,292

Net income per unit:
Basic — as reported	$0.35	$1.35

Basic — pro forma	$0.36	$1.36

Diluted — as reported	$0.35	$1.34

Diluted — pro forma	$0.36	$1.35

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Net Income Per Unit — (Continued)

Basic net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income available — basic	$22,283	$5,159	$48,583	$16,100
Less net income attributable to subordinated unitholders	(4,305)	(1,247)	(9,395)	(4,744)

Net income — basic	17,978	3,912	39,188	11,356
Net income attributable to subordinated unitholders	4,305	1,247	9,395	4,744

Net income available — diluted*	$22,283	$5,159	$48,583	$16,100

Basic weighted average units	14,696	11,037	14,678	8,424
Dilutive weighted average units*	18,431	14,676	18,383	12,026
Basic net income per unit	$1.22	$0.35	$2.67	$1.35

Diluted net income per unit*	$1.21	$0.35	$2.64	$1.34

*	Potentially dilutive restricted units and employee unit options totaled 51,000 and 165,000, respectively, during the three months ended September 30, 2006. Potentially dilutive restricted units and employee unit options totaled 0 and 120,000, respectively, during the three months ended September 30, 2005. Potentially dilutive restricted units and employee unit options totaled 52,000 and 134,000, respectively, during the nine months ended September 30, 2006. Potentially dilutive restricted units and employee unit options totaled 0 and 82,000, respectively, during the nine months ended September 30, 2005.

Note 8 — Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services for us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended September 30, 2006 and 2005, we reimbursed Copano Operations $835,000 and $685,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the nine months ended September 30, 2006 and 2005, we reimbursed Copano Operations $2,475,000 and $2,218,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of September 30, 2006, amounts payable by us to Copano Operations were $97,000.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the three and nine months ended September 30, 2006 and 2005.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Related Party Transactions — (Continued)

Natural Gas Transactions

During the three months ended September 30, 2006 and 2005, we purchased natural gas from affiliated companies of Mr. Eckel totaling $420,000 and $331,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $8,000 and $7,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $35,000 and $0, respectively. During the nine months ended September 30, 2006 and 2005, we purchased natural gas from affiliated companies of Mr. Eckel totaling $1,477,000 and $857,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $26,000 and $23,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $83,000 and $0, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $3,000 and $20,000 for the three months ended September 30, 2006 and 2005, respectively, and $43,000 and $63,000 for the nine months ended September 2006 and 2005, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in our consolidated statements of operations. Our management believes these purchases and sales were on terms no less favorable than those that could have been achieved with an unaffiliated entity. As of September 30, 2006, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $94,000.

No natural gas sales were made to Webb Duval for the three months ended September 30, 2006 and 2005. Natural gas sales to Webb Duval totaled $604,000 and $38,000 for the nine months ended September 30, 2006 and 2005, respectively. Natural gas purchases and transportation costs from Webb Duval totaled $1,420,000 and $2,112,000 for the three months ended September 30, 2006 and 2005, respectively. Natural gas purchases and transportation costs from Webb Duval totaled $1,559,000 and $2,615,000 for the nine months ended September 30, 2006 and 2005, respectively. Well connection fees paid to Webb Duval totaled $67,000 for the nine months ended September 30, 2006. Additionally, as operator of Webb Duval, we charge Webb Duval a monthly administrative fee of $16,000. As of September 30, 2006, our net receivable from Webb Duval totaled $445,000.

We receive a management fee of $250,000 per year from Southern Dome, which along with any other reimbursable expenses, is the total compensation paid to us by Southern Dome. In addition to the management fee, Southern Dome also reimburses us for various costs. For the nine months ended September 30, 2006, Southern Dome paid us $188,000 in management fees and $288,000 in other reimbursable costs. As of September 30, 2006, our net receivable from Southern Dome totaled $111,000.

Note 9 — Commitments and Contingencies

Commitments

For the three months ended September 30, 2006 and 2005, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $877,000 and $253,000, respectively. For the nine months ended September 30, 2006 and 2005, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,467,000 and $735,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At September 30, 2006, we had fixed contractual commitments to purchase 395,715 million British thermal units (“MMBtu”) of natural gas in October 2006. As of September 30, 2006, we had fixed contractual commitments to sell 1,977,800 MMBtu of natural gas in October 2006. All of these contracts are based on index-related market pricing. Using index-related market prices as of September 30, 2006, total commitments to purchase natural gas related to such agreements equaled $1,731,000 and the total commitment to sell natural gas under such agreements equaled $7,915,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During September 2006, natural gas volumes purchased under such contracts equaled 8,760,013 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies — (Continued)

from contract periods extending from one month to 2012. During September 2006, natural gas volumes sold under such contracts equaled 3,536,453 MMBtu.

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

Effective April 12, 2003, we have guaranteed certain lease payment obligations (approximately $31,000 as of September 30, 2006) of Copano Operations for telephone equipment utilized by us pursuant to our administrative and operating services agreement with Copano Operations. Certain of the Texas Gulf Coast Pipelines entities currently guarantee certain of our subsidiaries’ vehicle lease payment obligations, including the residual sales value under the vehicle leases. As of September 30, 2006, we guaranteed $238,000 related to these lease payment obligations. Our management believes performances under these guarantees to be remote.

Presently, we do not have any types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We, from time to time, may issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of September 30, 2006, the approximate amount of our parental guaranteed obligations was as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$150,000	$150,000
Commodity purchases	2,600	—	—	—	—	2,600

	$2,600	$—	$—	$—	$150,000	$152,600

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Nine Months
	Ended September 30,
	2006	2005

Interest, including amounts capitalized	$25,000	$3,164
Taxes	—	—

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Decrease in equity in earnings from unconsolidated affiliates	90	90
Decrease in accounts receivable from affiliates	(90)	(90)
Increase in property, plant and equipment	(3,396)	(198)
Decrease (increase) in other assets	23	(51)
Decrease in accounts payable	1,347	168
Decrease in other current liabilities	1,646	181
Increase in equity offering costs	(574)	(100)
Decrease in distributions to unitholders	193	—
Increase in notes payable	2,065	—
Increase in prepayments and other current assets	(2,065)	—

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

Commodity Risk Hedging Program

Our profitability is affected by prevailing NGL and natural gas prices. NGL and natural gas prices are volatile and are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty and a variety of additional factors that are beyond our control. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our Risk Management Policy, which, as amended in November 2006, allows our management, in accordance with the policy, to purchase crude oil and natural gas liquids puts or “put spreads,” to purchase natural gas put or call options or “put or call spreads,” to purchase put options on our “fractionation spread” or “processing margin spread” and to sell fixed-for-floating swaps or enter into collars in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with our Risk Management Policy and is comprised of senior level executives in our operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight. Our Risk Management Policy requires derivative transactions to take place either on the New York Mercantile Exchange

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments — (Continued)

(“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services. Potential derivative transactions are analyzed to evaluate their effectiveness within our risk management strategy.

In late July 2005, we purchased put options for the sale of West Texas Intermediate crude oil with a combined notional amount of 60,000 barrels per month for a term from September 2005 through December 2007. The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. We designated these two transactions as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted) effective October 25, 2005. For the three months ended September 30, 2006, we recorded income related to ineffectiveness of $27,000 and a reduction to other revenue of $429,000 resulting from forecasted transactions realized in 2006. For the three months ended September 30, 2005, the Company recorded a fair value loss against other revenue of $292,000 related to these put contracts. For the nine months ended September 30, 2006, we recorded a loss due to ineffectiveness of $40,000 and a reduction to other revenue of $848,000 resulting from forecasted transactions realized in 2006. For the nine months ended September 30, 2005, the Company recorded a fair value loss against other revenue of $292,000. We believe that it is probable that any forecasted transactions will occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. We estimate that $2.4 million of the amount reported in other comprehensive loss as of September 30, 2006 will be reclassified against earnings in the next 12 months. As of September 30, 2006, the fair value of these derivative contracts totaled $436,000. As of September 30, 2005, the fair value of these contracts totaled $3,564,000.

In December 2005, we entered into additional commodity hedging transactions to hedge our exposure related to market prices for natural gas and NGLs, which consisted of natural gas puts with terms from January 2006 through December 2009, and NGL puts and swaps with terms from January 2006 through December 2008. These derivatives are intended to hedge the risk of extreme adverse price fluctuations with respect to our production of the commodities hedged. These financial instruments are designated as cash flow hedges under SFAS No. 133. During the three months ended September 30, 2006, we recorded a loss of $90,000 related to ineffectiveness on these instruments and a net gain on realized forecasted transactions for these derivatives of $157,000. During the nine months ended September 30, 2006, we recorded a loss of $224,000 related to ineffectiveness on these instruments and a net gain on realized forecasted transactions for these derivatives of $1,436,000. We believe that it is probable that any forecasted transactions will occur and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months. We estimate that $1.5 million of the amount reported in other comprehensive loss as of September 30, 2006 will be reclassified against earnings in the next 12 months. As of September 30, 2006, the net fair value of these commodity financial instruments totaled $17,234,000, which is comprised of an asset of $23,472,000 and a liability of $6,238,000.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

In October 2005, we entered into two interest rate swap agreements with an aggregate notional amount of $50 million in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. We have designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts are recognized to earnings as either an increase or a decrease in interest expense. During the three months

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments — (Continued)

ended September 30, 2006, we recorded a reduction of interest expense under these agreements of $82,000. During the nine months ended September 30, 2006, we recorded a reduction of interest expense under these agreements of $91,000. We estimate that $0.2 million of the amount reported in other comprehensive loss as of September 30, 2006 will be reclassified against earnings in the next 12 months. As of September 30, 2006, the net fair value of interest rate swaps totaled $391,000.

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

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Segment Information — (Continued)

		Texas	Texas
	Mid-Continent	Gulf Coast	Gulf Coast
	Operations	Pipelines	Processing	Corporate		Eliminations	Total

Three Months Ended September 30, 2006:
Sales to external customers	$112,746	$56,708	$62,191	$(334	)(a)	$—	$231,311
Intersegment sales	—	39,889	6,261	—		(46,150)	—
Interest expense and other financing costs	—	—	—	9,525		—	9,525
Depreciation and amortization	5,850	1,594	632	106		—	8,182
Equity in earnings from unconsolidated affiliates	(56)	(493)	—	—		—	(549)
Segment profit (loss)(b)	16,857	6,256	13,031	(13,861)		—	22,283
Capital expenditures	7,167	11,048	4,242	169		—	22,626
Three Months Ended September 30, 2005:
Sales to external customers	$70,889	$106,867	$39,203	$(292	)(a)	$—	$216,667
Intersegment sales	—	51,725	20,991	—		(72,716)	—
Interest expense and other financing costs	—	1,750	184	6,664		(56)	8,542
Depreciation and amortization	3,784	1,346	535	41		—	5,706
Equity in earnings from unconsolidated affiliate	5	(245)	—	—		—	(240)
Segment profit (loss)(b)	8,142	2,225	3,794	(9,002)		—	5,159
Capital expenditures	482,943	332	435	441		—	484,151
Nine Months Ended September 30, 2006:
Sales to external customers	$310,896	$178,637	$165,040	$325	(a)	$—	$654,898
Intersegment sales	—	129,137	28,095	—		(157,232)	—
Interest expense and other financing costs	—	1	—	25,311		—	25,312
Depreciation and amortization	17,114	4,364	1,830	349		—	23,657
Equity in loss (earnings) from unconsolidated affiliates	119	(763)	—	—		—	(644)
Segment profit (loss)(b)	38,961	14,048	28,593	(33,019)		—	48,583
Segment assets	582,651	141,644	78,830	23,760		(19,722)	807,163
Capital expenditures	17,755	15,751	8,646	798		—	42,950
Nine Months Ended September 30, 2005:
Sales to external customers	$70,889	$250,714	$131,328	$(292	)(a)	$—	$452,639
Intersegment sales	—	131,608	27,409	—		(159,017)	—
Interest expense and other financing costs	—	3,468	456	6,994		(386)	10,532
Depreciation and amortization	3,784	3,905	1,597	85		—	9,371
Equity in earnings from unconsolidated affiliate	5	(731)	—	—		—	(726)
Segment profit (loss)(b)	8,142	8,605	11,477	(12,124)		—	16,100
Capital expenditures	482,944	2,593	775	1,356		—	487,668

(a)	Represents the results of our risk management activities. See Note 11.

(b)	We define segment profit (loss) as the sum of the segment’s (a) revenue, (b) equity earnings from unconsolidated affiliates and (c) interest income less the sum of the segment’s (i) cost of sales, (ii) operating and maintenance expenses, (iii) depreciation and amortization, (iv) general and administrative expenses, (v) taxes other than income, (vi) equity in losses from unconsolidated affiliates and (vii) interest and other financing costs. We allocate general and administrative costs directly associated with our operations to the respective segment. We do not generally allocated interest and financing costs related to our credit facilities and term loans to the operating segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Mid-Continent Operations is a provider of natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing and was established as a segment upon our acquisition of ScissorTail on August 1, 2005. For the three months ended September 30, 2006 and 2005, this segment generated approximately 50% and 50%, respectively, of our total gross margin. For the nine months ended September 30, 2006 and 2005, this segment generated approximately 51% and 25%, respectively, of our total gross margin.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended September 30, 2006 and 2005, this segment generated approximately 20% and 27%, respectively, of our total gross margin. For the nine months ended September 30, 2006 and 2005, this segment generated approximately 21% and 40%, respectively, of our total gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended September 30, 2006 and 2005, this segment generated approximately 30% and 24%, respectively, of our total gross margin. For the nine months ended September 30, 2006 and 2005, this segment generated approximately 28% and 35%, respectively, of our total gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended September 30, 2006 and 2005, this segment generated approximately 0% and (1%), respectively, of our total gross margin. For the nine months ended September 30, 2006 and 2005, this segment generated a negligible portion of our total gross margin.

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

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.41 per gallon during the third quarter of 2006 compared to $0.07 per gallon during the third quarter of 2005. Our standardized processing margins averaged $0.28 per gallon during the nine months ended September 30, 2006 compared to $0.10 per gallon during the nine months ended September 30, 2005. The average standardized processing margin for the period from 1989 through September 30, 2006 is $0.10 per gallon.

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

General and
Administrative Expense
Year	Limitations

1	$1.50 million per quarter
2	$1.65 million per quarter
3	$1.80 million per quarter

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

Pursuant to our limited liability company agreement, the reimbursement obligations of our Pre-Offering Investors are currently limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-offering Investors immediately prior to our initial public offering (the “Pre-Offering Units”). In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-Offering Investors, directly in the Pre-Offering Investors’ escrow accounts. Also, to the extent that any of our Pre-Offering Investors sell Pre-Offering Units, the buyer must assume the related reimbursement obligations or the selling Pre-Offering Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. In February 2006, May 2006 and August 2006, Pre-Offering Investors made capital contributions to us in the aggregate amounts of $1.4 million, $2.2 million and $0.5 million as reimbursement of excess general and administrative expenses for the three months ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively. Based on the level of our general and administrative expenses for the third quarter of 2006, our Pre-Offering Investors will be obligated to make capital contributions to us in the aggregate amounts of $0.6 million as reimbursement of excess general and administrative expenses for this period. We believe that our ability to deposit distributions required to satisfy Pre-Offering Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-Offering Units provides us with additional assurance that our Pre-Offering Investors will be able to satisfy any future reimbursement obligations with respect to the Pre-Offering Units.

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

Distributable Cash Flow.  We define distributable cash flow as net income plus: (1) depreciation and amortization expense; (2) cash distributions received from investments in unconsolidated affiliates and equity losses of such unconsolidated affiliates; (3) reimbursements by our Pre-Offering Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (4) the subtraction of maintenance capital expenditures; (5) the subtraction of equity in earnings of unconsolidated affiliates; and (6) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).

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

Our Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountain region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our cost of equity capital is significantly reduced because unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2006 and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Items Impacting Comparability of Our Financial Results

Our Acquisitions

Since our inception in 1992, we have grown through a combination of numerous acquisitions, including the ScissorTail Acquisition, and significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with a number of sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions. With our acquisition of our Mid-Continent Operations segment in August 2005, the three and nine months ended September 30, 2005 is not comparable to three and nine months ended September 30, 2006.

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

Our Results of Operations

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)

Total gross margin(1)	$55,972	$29,523	$140,654	$58,381
Operations and maintenance expenses	8,519	5,325	23,527	11,302
Depreciation and amortization	8,182	5,706	23,657	9,371
General and administrative expenses	8,108	4,878	19,919	11,408
Taxes other than income	622	321	1,610	713
Equity in earnings from unconsolidated affiliates	(549)	(240)	(644)	(726)

Operating income	31,090	13,533	72,585	26,313
Interest and other financing costs, net	(8,807)	(8,374)	(24,002)	(10,213)

Net income	$22,283	$5,159	$48,583	$16,100

Segment gross margin:
Mid-Continent Operations(2)	$27,869	$14,851	$72,036	$14,851
Texas Gulf Coast Pipelines(3)	11,503	7,948	29,387	23,337
Texas Gulf Coast Processing	16,934	7,016	38,906	20,485
Corporate	(334)	(292)	325	(292)

Total gross margin(1)	$55,972	$29,523	$140,654	$58,381

Segment gross margin per unit:
Mid-Continent Operations:(2)
Pipeline throughput ($/MMBtu)(2)	$1.64	$1.57	$1.51	$1.57
Plant Inlet throughput ($/MMBtu)(2)	$2.30	$2.37	$2.15	$2.37
NGLs produced ($/Bbl)(2)	$23.82	$28.13	$22.99	$28.13
Texas Gulf Coast Pipelines ($/MMBtu)(3)	$0.48	$0.36	$0.44	$0.37
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(4)	$0.35	$0.14	$0.28	$0.13
NGLs produced ($/Bbl)(4)	$12.54	$8.09	$9.86	$5.48
Volumes:
Mid-Continent Operations(2)
Pipeline throughput (MMBtu/d)(2)	184,247	155,153	174,772	155,153
Plant Inlet throughput (MMBtu/d)(2)	131,501	102,706	122,628	102,706
NGLs produced (Bbls/d)(2)	12,717	8,656	11,475	8,656
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(3)	262,986	236,915	246,212	230,150
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	531,069	555,610	513,567	561,609
NGLs produced (Bbls/d)	14,673	9,422	14,446	13,661
Capital Expenditures:
Maintenance capital expenditures	$3,394	$1,400	$7,320	$2,795
Expansion capital expenditures	19,232	482,751	35,630	484,873

Total capital expenditures	$22,626	$484,151	$42,950	$487,668

Operations and maintenance expenses:
Mid-Continent Operations	$4,466	$2,061	$12,382	$2,061
Texas Gulf Coast Pipelines	1,634	1,354	5,163	3,988
Texas Gulf Coast Processing	2,419	1,910	5,982	5,253

Total operations and maintenance expenses	$8,519	$5,325	$23,527	$11,302

(1)	Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. For the three months ended September 30, 2006, plant inlet throughput averaged 86,848 MMBtu/d and NGLs produced averaged 8,672 barrels per day for plants owned by the Mid-Continent Operations segment. For the nine months ended September 30, 2006, plant inlet throughput averaged 80,140 MMBtu/d and NGLs produced averaged 7,746 barrels per day for plants owned by the Mid-Continent Operations segment. Plant inlet throughput averaged 63,059 MMBtu/d and NGLs produced averaged 4,959 barrels per day for the period from August 1, 2005 through September 30, 2005 for plants owned by the Mid-Continent Operations segment.

(3)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 118,765 MMBtu/d and 116,848 MMBtu/d, net of intercompany volumes, for the three months ended September 30, 2006 and 2005, respectively. Gross volumes transported by Webb Duval were 116,429 MMBtu/d and 123,645 MMBtu/d, net of intercompany volumes, for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Mid-Continent Operations Gross Margin.  For the three months ended September 30, 2006, the gross margin for the Mid-Continent Operations segment totaled $27.9 million. This segment gathered or transported an average of 184,247 MMBtu/d of natural gas on its pipelines, processed an average of 131,501 MMBtu/d of natural gas and produced an average of 12,717 barrels per day of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005 and during the period from August 1, 2005 through September 30, 2005, gross margin for the Mid-Continent Operations segment totaled $14.9 million. This segment gathered or transported an average of 155,153 MMBtu/d of natural gas on its pipelines, processed an average of 102,706 MMBtu/d of natural gas and produced an average of 8,656 barrels per days of NGLs.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $11.5 million for the three months ended September 30, 2006 compared to $7.9 million for the three months ended September 30, 2005, an increase of $3.6 million, or 46%. The increase primarily resulted from a 11% increase in volumes during the third quarter of 2006 as well as a 33% increase in unit margins as a result of upgrade payments received from the Texas Gulf Coast Processing segment. This increase was partially offset by lower average natural gas prices during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. During the third quarter of 2006, the Houston Ship Channel, or HSC, natural gas index price averaged $6.14 per MMBtu compared to $8.00 per MMBtu during the third quarter of 2005, a decrease of $1.86, or 23%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $16.9 million for the three months ended September 30, 2006 compared to $7.0 million for the three months ended September 30, 2005, an increase of $9.9 million, or 141%. For the three months ended September 30, 2006, we experienced improvements of $15.6 million in our processing segment gross margin primarily as a result of increased NGL prices and increased liquids output at the Houston Central Plant. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This improvement in our processing segment gross margin was partially offset by (i) an increase of $3.5 million in upgrade payments to natural gas suppliers, including the Texas Gulf Coast Pipelines segment, during the third quarter of 2006 as compared to the third quarter of 2005 and (ii) decreased conditioning fee revenue of $2.2 million.

Corporate Segment Gross Margin.  The corporate segment gross margin loss was $0.3 million for each of the three months ended September 30, 2006 and 2005. The corporate segment gross margin for the three months ended September 30, 2006 is primarily attributable to our commodity risk management activities and is comprised of $2.7 million of amortization expense related to purchased put derivatives offset by $2.4 million of cash settlements on the expired put contracts. The corporate segment gross margin loss for the three months ended September 30,

2005 primarily consisted of an unrealized loss of $0.3 million related to our commodity risk management activities which we began in July 2005 and that were accounted for as fair value hedges through October 24, 2005.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $8.5 million for the three months ended September 30, 2006 compared to $5.3 million for the three months ended September 30, 2005, an increase of $3.2 million, or 60%. This increase primarily relates to (i) our acquisition of the Mid-Continent Operations on August 1, 2005 of $2.4 million and (ii) increased regulatory, repair and maintenance expenses of $0.5 million in our Texas Gulf Coast Processing operations and $0.3 million in our Texas Gulf Coast Pipelines operations.

Depreciation and Amortization.  Depreciation and amortization totaled $8.2 million for the three months ended September 30, 2006 compared with $5.7 million for the three months ended September 30, 2005, an increase of $2.5 million, or 44%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2005, including the acquisition of our Mid-Continent Operations on August 1, 2005.

General and Administrative Expenses.  General and administrative expenses totaled $8.1 million for the three months ended September 30, 2006 compared with $4.9 million for the three months ended September 30, 2005, an increase of $3.2 million, or 65%. The increase primarily relates to (i) expenses associated with additional personnel, consultants and office space and compensation adjustments of $0.6 million (excluding those expenses associated with our Mid-Continent Operations), (ii) costs of Sarbanes-Oxley compliance and accounting fees of $0.5 million, (iii) expenses related to the operations of our Mid-Continent Operations acquired on August 1, 2005 of $0.2 million, and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.1 million. Additionally, we experienced an increase of $1.8 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $9.5 million for the three months ended September 30, 2006 compared with $8.5 million for the three months ended September 30, 2005. Interest expense related to our credit facilities totaled $2.8 million (net of $0.1 million of capitalized interest) and $5.1 million for the three months ended September 30, 2006 and 2005, respectively. Average borrowings under these credit facilities were $100 million and $227.5 million with average interest rates of 7.3% and 7.1% for the third quarter of 2006 and 2005, respectively. Interest on our Senior Notes totaled $4.6 million for the three months ended September 30, 2006. Amortization of debt issue costs totaled $2.1 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively. Amortization of debt issue costs for the three months ended September 30, 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Amortization of debt issue costs for the three months ended September 30, 2005 included one-time charges of $1.6 million related to the early termination of credit facilities in existence prior to the Credit Facility. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Mid-Continent Operations Gross Margin.  For the nine months ended September 30, 2006, the gross margin for the Mid-Continent Operations segment totaled $72.0 million. This segment gathered or transported an average of 174,772 MMBtu/d of natural gas on its pipelines, processed an average of 122,628 MMBtu/d of natural gas and produced an average of 11,475 barrels per day of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005 and during the period from August 1, 2005 through September 30, 2005, gross margin for the Mid-Continent Operations segment totaled $14.9 million. This segment gathered or transported an average of 155,153 MMBtu/d of natural gas on its pipelines, processed an average of 102,706 MMBtu/d of natural gas and produced an average of 8,656 barrels per days of NGLs.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $29.4 million for the nine months ended September 30, 2006 compared to $23.3 million for the nine months ended September 30, 2005, an increase of $6.1 million, or 26%. This increase primarily resulted from a 7% increase in volumes during the nine months ended September 30, 2006 and a 19% increase in unit margins primarily as a result of upgrade payments received from the Texas Gulf Coast Processing segment. The increase was partially offset by slightly lower average natural gas prices during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the HSC natural gas index price averaged $6.71 per MMBtu compared to $6.80 per MMBtu during the nine months ended September 30, 2005, a decrease of $0.09, or 1%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $38.9 million for the nine months ended September 30, 2006 compared to $20.5 million for the nine months ended September 30, 2005, an increase of $18.4 million, or 90%. For the nine months ended September 30, 2006, we experienced improvements of $25.0 million in our processing segment gross margin primarily as a result of increased NGL prices and increased liquids output at the Houston Central Plant. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This increase in our processing segment gross margin were partially offset by a (i) $4.5 million increase in upgrade payments to natural gas suppliers, including the Texas Gulf Coast Pipelines segment, during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and (ii) decreased conditioning fee revenue of $2.1 million.

Corporate Segment Gross Margin.  The corporate segment gross margin was $0.3 million for the nine months ended September 30, 2006 compared to $0.3 million corporate segment gross margin loss for the nine months ended September 30, 2005. The corporate segment gross margin for the nine months ended September 30, 2006 is attributable to our commodity risk management activities and is comprised of (i) $8.2 million of cash settlements on expired put contracts offset by $7.6 million of amortization expense related to purchased put derivatives and (iii) $0.3 million of unrealized losses related to ineffectiveness of the hedges. The corporate segment gross margin loss for the nine months ended September 30, 2005 primarily consisted of an unrealized loss of $0.3 million related to our commodity risk management activities which we began July 2005 and that were accounted for as fair value hedges through October 24, 2005.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $23.5 million for the nine months ended September 30, 2006 compared to $11.3 million for the nine months ended September 30, 2005, an increase of $12.2 million, or 108%. This increase primarily relates to (i) our acquisition of the Mid-Continent Operations on August 1, 2005 of $10.0 million and (ii) increased field personnel, chemical, utility, regulatory, repair and maintenance expenses of $0.8 million in our Texas Gulf Coast Processing operations and $1.4 million in our Texas Gulf Coast Pipelines operations.

Depreciation and Amortization.  Depreciation and amortization totaled $23.7 million for the nine months ended September 30, 2006 compared with $9.4 million for the nine months ended September 30, 2005, an increase of $14.3 million, or 152%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2005, including the acquisition of our Mid-Continent Operations on August 1, 2005.

General and Administrative Expenses.  General and administrative expenses totaled $19.9 million for the nine months ended September 30, 2006 compared with $11.4 million for the nine months ended September 30, 2005, an increase of $8.5 million, or 75%. The increase primarily relates to (i) the operations of our Mid-Continent Operations acquired on August 1, 2005 of $2.5 million, (ii) expenses associated with additional personnel, consultants and office space and compensation adjustments of $2.5 million (excluding those expenses associated with our Mid-Continent Operations), (iii) costs of Sarbanes-Oxley compliance and accounting fees of $1.1 million and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.6 million. Additionally, we experienced an increase of $1.8 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $25.3 million for the nine months ended September 30, 2006 compared with $10.5 million for the nine months ended September 30, 2005. Interest expense related to our credit facilities totaled $8.4 million (net of $0.5 million of capitalized interest) and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively. Average borrowings under these credit facilities were $224.0 million and $229.5 million with average interest rates of 6.8% and 7.1% for the nine months ended September 30, of 2006 and 2005, respectively. Interest on our Senior Notes totaled $11.9 million for the nine months ended September 30, 2006. Interest on our Unsecured Term Loan and the Term Loan Facility

totaled $1.5 million for the nine months ended September 30, 2006. Amortization of debt issue costs totaled $3.5 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization of debt issue costs for the nine months ended September 30, 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Amortization of debt issue costs for the nine months ended September 30, 2005 included one-time charges of $1.6 million related to the early termination of credit facilities in existence prior to the Credit Facility. Interest expense increased primarily as a result of borrowings under the Credit Facility, Senior Notes and Term Loan Facility, discussed in “— Liquidity and Capital Resources — Our Indebtedness,” as a result of our ScissorTail Acquisition on August 1, 2005.

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

On October 31, 2006, we filed an automatically effective shelf registration statement on Form S-3 for the offer and sale from time to time of our common units and debt securities, including additional Senior Notes. CEFC, our wholly-owned subsidiary, may act as co-issuer of the debt securities, and all of our other direct or indirect subsidiaries, other than “minor subsidiaries” (as interpreted in securities regulation governing financial reporting for guarantors), may guarantee the debt securities. As of the date hereof, we have not sold any securities under the new shelf registration statement.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2006.

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

During the nine months ended September 30, 2006, our capital expenditures totaled $42.9 million consisting of $7.3 million of maintenance capital and $35.6 million of expansion capital. Additionally, we contributed

$11.1 million to Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines to support anticipated future production from a field restoration and development project in Oklahoma County, Oklahoma. We funded our capital expenditures and investment in Southern Dome with funds from operations, borrowings under our Credit Facility and the issuance of additional equity. Additional expansion capital expenditures relate to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. We anticipate expending approximately $9.0 million to $11.0 million of maintenance capital over the next 12 months.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2006 is as follows:

		Payment Due by Period
	Total	Remainder
Type of Obligation	Obligation	of 2006	2007/2008	2009/2010	Thereafter
	(In thousands)

Long-term debt	$375,000	$—	$—	$150,000	$225,000
Interest	219,853	7,610	60,382	57,500	94,361
Operating leases	8,399	671	4,409	2,319	1,000

Total contractual cash obligations	$603,252	$8,281	$64,791	$209,819	$320,361

In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of September 30, 2006, we had fixed contractual commitments to purchase 395,715 MMBtu of natural gas in October 2006. All of these contracts were based on index-related prices. Using these index-related prices at September 30, 2006, we had total commitments to purchase $1.7 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During September 2006, we purchased 8,760,013 MMBtu of natural gas under such contracts.

Cash Flows.  The following summarizes our cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$96,627	$12,071
Net cash used in investing activities	(51,087)	(486,458)
Net cash (used in) provided by financing activities	(36,202)	497,185

Net increase in cash and cash equivalents	9,338	22,798
Cash and cash equivalents at beginning of year	25,297	7,015

Cash and cash equivalents at end of period	$34,635	$29,813

Operating:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)

Net income	$48,583	$16,100
Depreciation and amortization	27,181	13,086
Equity in earnings from unconsolidated affiliates	(644)	(726)
Equity-based compensation and other	1,409	636
Cash provided by (used in) working capital, net of acquired assets and liabilities	20,098	(17,025)

Net cash provided by operating activities	$96,627	$12,071

The overall increase of $84.6 million in operating cash flow for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily the result of increases in net income of $32.5 million, non-cash items of $15.0 million and changes in working capital components (exclusive of cash and cash equivalents) of $37.1 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $45.5 million and risk management assets of $10.3 million offset by a decrease in accounts payable and accrued liabilities of $18.7 million.

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

Investing:  Net cash used in investing activities was $51.1 million for the nine months ended September 30, 2006 compared to $486.5 million for the nine months ended September 30, 2005. Investing activities for 2006 include costs primarily related to (i) $40.4 million of capital expenditures for several bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Provident City System, progress payments for the purchase of compressor units, the installation of an additional amine treater and a modification of an existing amine treater at the Houston Central Processing Plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden processing plant in Oklahoma and the construction of an 8-mile pipeline between two compressor stations in our Mid-Continent Operations area and (ii) $11.1 million investment in Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines that began operations in late April 2006. Capital expenditures for 2005 include costs related to our acquisition of ScissorTail and several small pipeline systems and the completion of well connections.

Financing:  Net cash used in financing activities totaled $36.2 million during the nine months ended September 30, 2006 and included (i) net proceeds from our private placement of common units of $24.4 million, (ii) capital contributions of $4.0 million from our Pre-Offering Investors and (iii) proceeds from the exercise of unit options of $0.2 million offset by (a) net repayments under our debt arrangements of $24.5 million, (b) distributions to our unitholders of $33.3 million and (c) deferred financing costs of $7.0 million. Net cash provided by financing activities of $497.2 million during the nine months ended September 30, 2005 included net borrowings under our credit facilities of $345.0 million, net proceeds from the private placement of common units and Class B units of $174.0 million and capital contributions of $2.6 million from our Pre-Offering Investors offset by distributions to our unitholders of $14.9 million and deferred financing and offering costs of $9.5 million.

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

On July 19, 2006, our Board declared a cash distribution for the three months ended June 30, 2006 of $0.675 per unit, or $2.70 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $12.4 million was paid on August 14, 2006 to holders of record at the close of business on August 1, 2006.

On October 18, 2006, our Board declared a cash distribution for the three months ended September 30, 2006 of $0.75 per unit for all of our outstanding common and subordinated units. The distribution totaling $13.8 million is scheduled to be paid on November 14, 2006 to holders of record at the close of business on November 1, 2006.

The amount of available cash from operating surplus needed to pay the current distribution of $0.75 per unit, or $3.00 per unit annualized, to our common and subordinated unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$11,146	$44,581
Subordinated units	2,639	10,557

Total	$13,785	$55,138

(1)	Includes restricted common units issued under our long-term incentive plan. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of November 1, 2006, we had 155,718 outstanding restricted units. Annual distributions related to these restricted units are approximately $0.5 million.

  Our Indebtedness

Senior Secured Credit Facility.  On August 1, 2005, we entered into the Credit Facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit and matures on July 31, 2010. On August 1, 2005, we initially borrowed $232.0 million under the Credit Facility to: (i) partially finance the ScissorTail Acquisition and (ii) to repay in full indebtedness outstanding under existing credit facilities. Additionally, in connection with our ScissorTail Acquisition, a $0.9 million standby letter of credit was assumed by us, which was cancelled in August 2006. In September 2006, we amended the Credit Facility to, among other things, increase the amount of unsecured indebtedness permitted under the Credit Facility to enable us to enter into the Unsecured Term Loan discussed below. We used the proceeds of the Unsecured Term Loan to reduce the outstanding indebtedness under the Credit Facility to $50.0 million as of September 30, 2006. Concurrently, we reduced the commitment amount under the Credit Facility from $350 million to $200 million. The effective average interest rate on borrowings under the Credit Facility was 6.8% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of September 30, 2006. Interest and other financing costs related to the Credit Facility totaled $11.3 million for the nine months ended September 30, 2006 and included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of September 30, 2006, the unamortized portion of debt issue costs totaled $2.3 million.

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

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments. Based upon the senior debt to EBITDA ratio calculated as of September 30, 2006 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $150 million of unused capacity under the Credit Facility.

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

Management believes that we are in compliance with the covenants under the Credit Facility as of September 30, 2006. If an event of default exists under the Credit Facility, the lenders may accelerate the maturity of the credit agreement and exercise other rights and remedies.

Senior Notes.  On February 7, 2006, we completed the sale of the Senior Notes due 2016. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $219.4 million to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68.0 million and (iii) pay expenses of approximately $1.4 million. Interest and other financing costs related to the Senior Notes totaled $12.3 million for the nine months ended September 30, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of September 30, 2006, the unamortized portion of debt issue costs totaled $6.6 million. On July 25, 2006 and pursuant to a registered exchange offer, we exchanged all of our outstanding Senior Notes for an equivalent amount of Senior Notes that were registered under the Securities Act of 1933, as amended. The terms of these notes are identical to the terms of the Senior Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Senior Notes have been deleted.

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

Unsecured Term Loan.  On September 29, 2006, we entered into the Unsecured Term Loan with Banc of America Bridge LLC and certain of its affiliates. The Unsecured Term Loan matures on November 1, 2010, except that indebtedness outstanding under the Unsecured Term Loan may be prepaid at our option prior to maturity, without premium or penalty, and subject to the securities demand by BAS discussed below. The proceeds from the Unsecured Term Loan were used to reduce outstanding indebtedness under the Credit Facility (discussed above)

from $150 million to $50 million. Interest on the Unsecured Term Loan is payable quarterly in arrears at an annual rate equal to the three-month British Bankers Association LIBOR Rate plus a margin initially equal to 3.0% per year, subject to adjustment under certain circumstances. The interest rate on borrowings under the Unsecured Term Loan was 8.4% as of September 30, 2006. The indebtedness under the Unsecured Term Loan must be prepaid upon the occurrence of certain mandatory prepayment events, including our sale or issuance of any equity securities or indebtedness, a change of control and, in certain circumstances, our execution of a definitive purchase agreement and commitment letter relating to a material acquisition. The obligations under the Unsecured Term Loan are general unsecured obligations of our company and certain of its subsidiaries and are guaranteed by substantially all of its subsidiaries.

The Unsecured Term Loan includes customary covenants, including covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase any future debt that is subordinated to the Unsecured Term Loan; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us or any other restricted subsidiary; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) enter into sale and leaseback transactions. Additionally, the Unsecured Term Loan contains a financial covenant limiting the amount of our consolidated debt relative to our consolidated EBITDA (as defined in the Unsecured Term Loan) to not greater than 4.75 to 1.00 beginning with the quarter ended September 30, 2006.

The Unsecured Term Loan contains customary events of default, including a cross-default provision. If an event of default occurs, then the administrative agent shall, at the request of, or may, with the consent of, lenders holding more than 50% of the outstanding term loan, declare the unpaid principal and interest on the Unsecured Term Loan to be immediately due and payable. Such an acceleration will occur automatically in the event of an insolvency or bankruptcy default.

In connection with the Unsecured Term Loan, we agreed that upon the request of BAS, at any time on or after December 15, 2006, we will issue long-term debt or equity securities (other than equity securities issued in a public offering) in an amount sufficient to repay the Unsecured Term Loan.

Interest and other financing costs related to the Unsecured Term Loan totaled $0.1 million for the nine months ended September 30, 2006 and debt issue costs totaled $0.6 million as of September 30, 2006.

Term Loan Facility.  On August 1, 2005, we entered into the Term Loan Facility with Banc of America Bridge LLC, as the Lender and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. The proceeds from the Term Loan Facility were used to pay a portion of the purchase price of the ScissorTail Acquisition. On February 7, 2006, we used the proceeds from the issuance of the Senior Notes to repay and terminate this facility. Interest and other financing costs related to the Term Loan Facility totaled $2.1 million for the nine months ended September 30, 2006, including the remaining amortization of debt issue costs of $0.6 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Reconciliation of total gross margin to operating income:
Operating income	$31,090	$13,533	$72,585	$26,313
Add: Operations and maintenance expenses	8,519	5,325	23,527	11,302
Depreciation and amortization	8,182	5,706	23,657	9,371
General and administrative expenses	8,108	4,878	19,919	11,408
Taxes other than income	622	321	1,610	713
Equity in earnings from unconsolidated affiliates	(549)	(240)	(644)	(726)

Total gross margin	$55,972	$29,523	$140,654	$58,381

Reconciliation of EBITDA to net income:
Net income	$22,283	$5,159	$48,583	$16,100
Add: Depreciation and amortization	8,182	5,706	23,657	9,371
Interest and other financing costs	9,525	8,542	25,312	10,532

EBITDA	$39,990	$19,407	$97,552	$36,003

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$36,690	$(3,922)	$96,627	$12,071
Add: Cash paid for interest and other financing costs	7,389	5,156	21,788	6,817
Equity in earnings of unconsolidated affiliates	549	240	644	726
Risk management assets	(4,054)	3,452	(6,914)	3,452
(Increase) decrease in working capital and other	(584)	14,481	(14,593)	12,937

EBITDA	$39,990	$19,407	$97,552	$36,003

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

In order to calculate the sensitivity of our gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.5 million to our gross margin for the nine months ended September 30, 2006. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $1.5 million decrease to our gross margin and vice versa, for the nine months ended September 30, 2006. These relationships are not necessarily linear. Due to the prices received for natural gas and natural gas liquids during the third quarter 2006, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our gross margin.

Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our Risk Management Policy, which, as amended in November 2006, allows management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on West Texas Intermediate (“WTI”) crude oil;

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or to the operations of an entity to be acquired by us;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas liquids to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or to the operations of an entity to be acquired by us.

Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	maturities with respect to the purchase of any crude oil, natural gas, natural gas liquids, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	notional volume must not exceed 80% of the projected requirements or output, as applicable, for the hedged period with respect to (i) the purchase of crude oil or natural gas liquids put options, (ii) the purchase of natural gas put or call options, (iii) the purchase of fractionation spread or processing margin spread put options or (iv) the entry into any crude oil, natural gas or natural gas liquids spread options; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.

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

The following table summarizes our commodity hedge portfolio as of September 30, 2006 (all hedges are settled monthly):

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

Purchased WTI Crude Oil Puts as listed below: (1)

	Put Strike	Put Volumes
	(Per Barrel)	Bbls/d

2006	$48.00	2,000
2007	$48.00	2,000

(1)	WTI Crude Oil Puts were purchased in July 2005. Volumes are based on a 30-day month.

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our debt agreements. As of September 30, 2006, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $50.0 million, which had a floating interest rate of 7.1%, and our Unsecured Term Loan of $100 million, which had a floating interest rate of 8.4%. A 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.5 million annually.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2006, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005)
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

4.5		Class B Unit and Common Unit Purchase Agreement dated as of September 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
10	.1*	Second Amendment to Credit Agreement dated as of September 20, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto.
10.2		Loan Agreement dated as of September 29, 2006, among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on November 9, 2006.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number		Description

3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3		Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
3.4		Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5		Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005)
4.1		Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5		Class B Unit and Common Unit Purchase Agreement dated as of September 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7		Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
10	.1*	Second Amendment to Credit Agreement dated as of September 20, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto.

Number		Description

10.2		Loan Agreement dated as of September 29, 2006, among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.