Form 10-K
period 2006-12-31
Copano Energy, L.L.C.
filed 2007-03-16
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32329
Copano Energy, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware	51-0411678
(State of organization)	(I.R.S. Employer Identification No.)

2727 Allen Parkway, Suite 1200	77019
Houston, Texas	(Zip Code)
(Address of principal executive offices)
(713) 621-9547 (Registrant’s telephone number, including area code

None
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Units Representing Limited Liability Company Interests	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 1, 2007, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,262 million based on $66.78 per unit, the last reported sale price of the Common Units as reported on The NASDAQ Stock Market LLC on such date.

As of March 1, 2007, there were outstanding 21,132,002 Common Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Unitholders of Copano Energy, L.L.C. to be held May 24, 2007	Part III

i

PART I

Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its wholly-owned subsidiaries.

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

General

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities operating under the Copano name since 1992. Since our inception in 1992, we have grown through a combination of more than 40 acquisitions and organic growth projects. We completed our initial public offering, or IPO, on November 15, 2004 and our common units are listed on The NASDAQ Stock Market LLC under the symbol “CPNO.” Our business activities are primarily conducted through wholly-owned subsidiaries.

We are a growth-oriented midstream energy company with natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in central and eastern Oklahoma and in the Texas Gulf Coast region. Our assets currently include over 5,000 miles of natural gas gathering and transmission pipelines and five natural gas processing plants, with over 800 MMcf/d of combined processing capacity. In addition to our natural gas pipelines, we own the 104-mile Sheridan NGL Pipeline and lease the 46-mile Brenham NGL Pipeline, which is expected to be operational in 2007. Our assets include 144 miles of natural gas pipelines owned by Webb/Duval Gatherers (“Webb Duval”), a partnership in which we own a 62.5% interest, and the Southern Dome Processing Plant owned by Southern Dome, LLC (“Southern Dome”), in which we own a majority interest.

Recent Developments

Public Equity Offering and Reduction of Debt.  On December 6, 2006, we closed an underwritten public offering of 2,500,000 common units at $59.11 per unit and, on December 21, 2006, the underwriters exercised their option to purchase 375,000 additional common units to cover over-allotments. Proceeds from the offering and the over-allotments were used to repay in full our $100 million unsecured term loan, reduce outstanding indebtedness under our senior secured revolving credit facility by $30 million, expand our commodity risk management portfolio as discussed below and for general company purposes.

Fourth Quarter 2006 Hedge Activity.  On November 21, 2006, we purchased natural gas call spread options to hedge a portion of our net operational short position in natural gas that results when we operate in a processing mode at our Houston Central Processing Plant. The call spread options represent the purchase of natural gas call options and the concurrent sale of natural gas call options with respect to the same volumes at a higher strike price. The call spread options will be settled monthly over a five-year period beginning January 2007 and ending December 2011. We purchased the call spread options from two investment grade counterparties in accordance with our risk management policy. These options were designated as cash flow hedges to mitigate the impact of increases in natural gas prices on our Texas Gulf Coast Processing segment when we operate in a processing mode at our Houston Central Processing Plant. We paid approximately $9.2 million for the newly acquired call spread options.

In December 2006, we purchased product-specific NGL and West Texas Intermediate (“WTI”) crude oil put options. We purchased puts for propane, iso-butane, normal butane and WTI crude oil through 2011. The hedges were executed with four investment grade counterparties in accordance with our risk management policy. Total consideration for these puts was approximately $23.6 million, which was funded with proceeds of our December 2006 public equity offering discussed above. The newly-acquired puts were designated as cash flow hedges to mitigate the potential impact of decreases in NGL and condensate prices on our Texas Gulf Coast Processing and Mid-Continent Operations segments and to supplement our existing hedge portfolio.

For a more detailed discussion of our risk management activities, please read “— Risk Management” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Amended and Restated Revolving Credit Facility.  On January 12, 2007, we amended our senior secured revolving credit facility to, among other things, extend its maturity date to April 15, 2012 and to provide for more favorable financial covenants and pricing terms. For a more detailed discussion of this credit facility, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Description of Our Indebtedness.”

Declaration of Distribution.  On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.80 per unit for all outstanding common and subordinated units. The distribution, totaling $17.0 million, was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

Conversion of Subordinated Units.  Effective February 14, 2007, our 3,519,126 subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests required for conversion of the subordinated units into common units, as set forth in our limited liability company agreement. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of our outstanding units. The subordinated units were issued by us to certain pre-IPO investors in connection with our IPO in November 2004.

Unit Split.  On February 15, 2007, our Board of Directors approved a two-for-one split for all of our outstanding common units. The unit split will entitle each unitholder of record at the close of business on March 15, 2007, to receive one additional common unit for every common unit held on that date. The additional common units will be distributed to unitholders on March 30, 2007. We will have approximately 42.6 million common units outstanding upon completion of the unit split. Effective with the unit split, our limited liability agreement will be amended and restated to reflect the unit split, including adjustment of our minimum quarterly distribution. The unit split will not impact the amount of cash distributions paid by us on the total number of our outstanding units.

Business Strategy

Our management team is committed to exploiting new business opportunities associated with our existing assets, pursuing complementary acquisition and organic expansion opportunities, and managing our commodity risk exposure. Key elements of our strategy include:

•	Pursuing growth from our existing assets. Our pipelines and processing plants have excess capacity, which provides us with opportunities to increase throughput volume with minimal incremental costs. We seek to increase cash flow from our existing assets by aggressively marketing our services to producers to connect new supplies of natural gas and increase volumes and utilization.

•	Pursuing complementary acquisitions and organic expansion opportunities. We seek to use our acquisition and integration experience to continue to make complementary acquisitions of midstream assets in our operating areas that provide opportunities to expand either the acquired assets or our existing assets to increase utilization. We pursue acquisitions that we believe will allow us to capitalize on our existing infrastructure, personnel, and producer and customer relationships to strengthen our existing integrated package of services. Also, we seek to expand our assets where appropriate to meet increased demand for our midstream services.

•	Reducing the sensitivity of our cash flows to commodity price fluctuations. Because of the volatility of natural gas and NGL prices, we attempt to structure our contracts in a manner that allows us to achieve positive gross margins in a variety of market conditions. In our contracts for services provided by our Texas Gulf Coast Processing segment, we focus on arrangements pursuant to which we are paid a fee to condition natural gas when processing is economically unattractive. In our contracts with producers within our Mid-Continent Operations and Texas Gulf Coast Pipelines segments, we focus on arrangements pursuant to which the fee received for the services we deliver is sufficient to provide us with positive operating margins irrespective of commodity prices.

In addition, our commodity risk management activities are designed to hedge our exposure to price risk and meet debt service requirements, required capital expenditures, distribution objectives and similar requirements despite fluctuations in commodity prices. We intend to continue to manage our exposure to commodity prices in the future by entering into similar hedge transactions. Please read “— Recent Developments — Fourth Quarter 2006 Hedge Activity” for a discussion of our recent risk management activities.

•	Exploiting the operating flexibility of our assets. We can modify the operation of our assets to maximize our cash flows. For example, our ability to condition natural gas at our Houston Central Processing Plant, rather than to fully process it, provides us with significant benefits during periods when fully processing natural gas is not profitable. We continually monitor natural gas and NGL prices to quickly switch between processing and conditioning modes when it is economically appropriate to do so. In addition, we will continue to utilize our ability to reject ethane at our Houston Central Processing Plant, Paden Processing Plant and Glenpool Processing Plant, as market conditions warrant. We also consider alternative natural gas sales options at the tailgate of our Houston Central Processing Plant and alternative sources of natural gas supply on our Upper Gulf Coast pipeline system.

•	Expanding our geographic scope into new regions where our growth strategy can be applied. We pursue opportunities to acquire assets in new regions where we believe growth opportunities are attractive and our business strategies could be applied.

Risk Factors

You should consider carefully the risks and uncertainties described in Item 1A “Risk Factors” and other information in this Annual Report, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and related notes beginning on page F-1.

Our Operations

Our natural gas pipelines collect natural gas from designated points near producing wells and deliver these volumes to third-party pipelines, our processing plants, third-party processing plants, local distribution companies, power generation facilities and industrial consumers. Volumes delivered to our processing plants, either through our pipelines or a third-party pipeline, are treated to remove contaminants and conditioned or processed to extract mixed NGLs. Processed or conditioned natural gas is then delivered primarily to third-party pipelines through plant interconnects, while NGLs are separated into select component NGL products (to the extent commercially desirable) and sold to third parties.

Our businesses are organized in the following operating segments:

Mid-Continent Operations Segment.  The assets comprising our Mid-Continent Operations segment are located in active natural gas producing areas in central and eastern Oklahoma and are comprised of the assets we acquired through our purchase of ScissorTail Energy, LLC (“ScissorTail”) on August 1, 2005. These assets include:

•	3,376 miles of pipelines in eight primarily low-pressure gathering systems extending through counties encompassing an aggregate area of approximately 16,900 square miles, with combined throughput capacity of 231 MMcf/d; and

•	four processing plants, including the Southern Dome Processing Plant, with a combined inlet capacity of approximately 115 MMcf/d.

For the year ended December 31, 2006, average throughput volumes for our Mid-Continent Operations segment were 147 MMcf/d and average inlet volumes at our processing plants were 69 MMcf/d. For the period from August 1, 2005 through December 31, 2005, average throughput volumes for our Mid-Continent Operations segment were 132 MMcf/d and average inlet volumes at our processing plants were 55 MMcf/d. In addition to transportation of natural gas to our plants for processing, we deliver natural gas to three third-party plants, for which we receive a portion of the product revenues. Average daily throughput volumes processed at third-party plants for our Mid-Continent Operations segment were 35 MMcf/d for the year ended December 31, 2006 and 33 MMcf/d for the period from August 1, 2005 through December 31, 2005.

Texas Gulf Coast Pipelines Segment.  The assets comprising our Texas Gulf Coast Pipelines segment include 1,598 miles of pipelines with combined throughput capacity of 917 MMcf/d as of December 31, 2006, including 219 MMcf/d of throughput capacity owned by Webb Duval, and are managed as four separate operating regions: the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. For the years ended December 31, 2006 and 2005, we averaged net throughput volumes of 346 MMcf/d and 322 MMcf/d, respectively, of natural gas through these pipeline assets.

Texas Gulf Coast Processing Segment.  The assets comprising our Texas Gulf Coast Processing segment include our Houston Central Processing Plant, our 104-mile Sheridan NGL Pipeline and the 46-mile Brenham NGL Pipeline that we lease from Kinder Morgan Energy Partners, LP. Our Houston Central Processing Plant, which has the capacity to process approximately 700 MMcf/d of natural gas, is the second largest natural gas processing plant in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our Houston Central Processing Plant removes NGLs from the natural gas supplied by the Kinder Morgan Texas Pipeline, L.P.’s (“KMTP”) Laredo-to-Katy pipeline, which it straddles, and the pipelines in our Central Gulf Coast Region gathering systems. To the extent commercially desirable, these NGLs are separated into component NGL products at our Houston Central Processing Plant and are sold to third parties at the plant tailgate or transported for sale on our Sheridan NGL Pipeline and, beginning in 2007, on our Brenham NGL Pipeline.

Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Results of Operation and — Credit Risk and Significant Customers” and Note 11 — “Customer Information” and Note 16 — “Segment Information” to the Consolidated Financial Statements contained in Item 8 of this Annual Report for more detailed descriptions of our significant customers and the financial results of our operating segments.

Mid-Continent Operations Segment

We refer to the business and properties of ScissorTail as our Mid-Continent Operations segment.

The following map represents our Mid-Continent Operations segment:

OKLAHOMA
OSAGE SYSTEM
Tulsa
MILFAY SYSTEM
MILFAY PROCESSING PLANT
GLENPOOL PROCESSING PLANT
GLENPOOL SYSTEM
Oklahoma City
PADEN PROCESSINGPLANT
SOUTHERN DOME PROCESSING PLANT
STROUD SYSTEM
CYCLONE SYSTEM
TWIN RIVERS SYSTEM
BLUE MOUNTAIN SYSTEM
PINE MOUNTAIN SYSTEM
OKLAHOMA
PROCESSING PLANT
COMPRESSOR STATION

Our Mid-Continent Operations pipeline gathering systems include: Stroud, Osage, Milfay, Glenpool, Twin Rivers, Blue Mountain, Cyclone Mountain and Pine Mountain. The Paden, Glenpool and Milfay Processing Plants are integrated within the Stroud, Glenpool and Milfay Systems, respectively. We have set forth in the table below summary information describing the assets that comprise our Mid-Continent Operations segment:

			Year Ended
			December 31, 2006
		Existing	Average
		Throughput	Throughput	Utilization
	Length	Capacity	Volumes	of
	(miles)	(Mcf/d)(2)	(Mcf/d)	Capacity

Gathering Pipelines
Stroud System	742	107,000	78,683	73.5%
Osage System	549	24,000	17,783	74.1%
Milfay System	372	15,000	12,465	83.1%
Glenpool System	1,015	24,000	9,380	39.1%
Twin Rivers System	534	16,000	11,334	70.8%
Mountain Systems(1)	164	45,000	17,521	38.9%

Total	3,376	231,000	147,166	63.7%

		Year Ended
		December 31, 2006
	Existing	Average
	Throughput	Inlet	Utilization
	Capacity	Volumes	of
	(Mcf/d)(2)	(Mcf/d)	Capacity

Processing Plants
Paden	60,000	46,931	78.2%
Milfay	15,000	11,467	76.4%
Glenpool	25,000	8,734	34.9%
Southern Dome(3)	15,000	2,312	15.4%

Total	115,000	69,444	60.4%

(1)	The Mountain Systems consists of three systems: Blue Mountain, Cyclone Mountain and Pine Mountain.

(2)	Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity and/or other facility upgrades including, for example, larger dehydration capacity.

(3)	We hold a majority interest in Southern Dome, which owns the Southern Dome Processing Plant. The plant’s design capacity is 30,000 Mcf/d but is currently configured for an operating capacity of 15,000 Mcf/d.

Stroud System

The Stroud System is comprised of approximately 742 miles of pipeline ranging from two inches to 12 inches in diameter and is located in Payne, Lincoln, Oklahoma, Pottawatomie, Seminole and Okfuskee Counties, Oklahoma. Average throughput on this system for the year ended December 31, 2006 was 78,683 Mcf/d. Approximately 27,725 Mcf/d of these volumes was delivered to a third-party processing plant and the remainder, approximately 50,959 Mcf/d, was delivered to our Paden Processing Plant. Average throughput on this system for the period from August 1, 2005 through December 31, 2005 was 64,710 Mcf/d. Approximately 26,638 Mcf/d of these volumes was delivered to a third-party processing plant and the remainder, approximately 38,072 Mcf/d, was delivered to our Paden Processing Plant. Approximately 486 active receipt meters currently are connected to the Stroud System.

The natural gas supplied to the Stroud System is generally under acreage dedication and long-term agreements with remaining terms ranging from two to approximately 13 years. Our largest producer by volume has dedicated to us all of its production from leases it owns or may acquire within a 1.1 million acre area pursuant to a contract that extends through mid-year 2020. We also have dedications from other producers covering production from existing or future leases by the producers within an aggregate of over 250,000 acres pursuant to contracts ending between 2009 and 2016.

For the year ended December 31, 2006, approximately 65% of the net average throughput volumes from the Stroud System was processed at our Paden Processing Plant. This plant is a turbo-expander cryogenic facility with current natural gas throughput capacity of approximately 60,000 Mcf/d. Placed into service in June 2001, the plant has the ability to reduce the ethane extracted from natural gas processed, or “reject ethane”. The ability to either retain or reject ethane provides us with an advantage as ethane may be more desirable in liquid form (after extraction from natural gas) or retained within the gas stream, depending on market prices or operating conditions. For the year ended December 31, 2006, average inlet volumes at the Paden Processing Plant were 46,931 Mcf/d and approximately 6,598 Bbls/d of raw mix NGLs were produced, together with approximately 36,421 MMBtu/d of residue gas and 526 Bbls/d of condensate. For the period from August 1, 2005 through December 31, 2005, average inlet volumes at the Paden Processing Plant were 35,009 Mcf/d and approximately 4,089 Bbls/d of raw mix NGLs were produced, together with approximately 30,104 MMBtu/d of residue gas and 518 Bbls/d of condensate. Because field compression provides the necessary pressure at the plant inlet, inlet compression is not required. The plant also has inlet condensate facilities including vapor recovery and a condensate stabilizer.

We are currently installing an additional 40,000 Mcf/d of plant refrigeration capacity at our Paden Processing Plant, which we expect to be operational in mid-2007. After this project is completed, the Paden Processing Plant will have a total inlet processing capacity of 100,000 Mcf/d. We also are currently installing a nitrogen rejection unit at the plant which, when in service in early 2008, will allow us to remove unwanted nitrogen from the natural gas at the tailgate of the plant and ensure that gas from the expanded plant meets downstream pipeline specifications.

The residue natural gas from the Paden Processing Plant is delivered into Enogex Inc.’s (an affiliate of OGE Energy Corp.) natural gas transmission system for redelivery to Natural Gas Pipeline Company of America (“NGPL”) and CenterPoint Energy and the NGLs are delivered to ONEOK Hydrocarbon, L.P. Due to increasing production volumes around the Paden Processing Plant and movement of rich natural gas from third-party plants to this plant, the plant is expected to be operating at near full capacity once the nitrogen rejection unit is in service. The remaining throughput volumes from the Stroud System are processed at a third-party plant and we receive a share of the NGLs and residue gas. For the year ended December 31, 2006, our average daily inlet volumes processed at the third-party plant were 25,647 Mcf/d and approximately 2,932 Bbls/d of raw mix NGLs were produced, together with approximately 19,019 MMBtu/d of residue gas and 611 Bbls/d of condensate. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the third-party plant were 24,141 Mcf/d and approximately 2,812 Bbls/d of raw mix NGLs were produced, together with approximately 17,786 MMBtu/d of residue gas and 374 Bbls/d of condensate.

Osage System

The Osage System is comprised of approximately 549 miles of pipeline ranging from two inches to eight inches in diameter and is located in Osage, Pawnee, Payne, Washington and Tulsa Counties, Oklahoma. Average throughput on the Osage System for the year ended December 31, 2006 and for the period from August 1, 2005 through December 31, 2005 was 17,783 Mcf/d and 14,800 Mcf/d, respectively. Approximately 168 active receipt meters are currently connected to the Osage System.

Given the lean nature of the wellhead production, the majority of the natural gas gathered on the Osage System is not processed. Downstream pipeline interconnects include Enogex, ONEOK Gas Transmission (“OGT”) and Keystone Gas. Gas that is delivered to Keystone Gas is processed by a third-party processor and we receive a share of NGLs and residue gas. For the year ended December 31, 2006, our average daily inlet volumes processed at the third-party plant were 924 Mcf/d and approximately 99 Bbls/d of raw mix NGLs were produced, together with approximately 608 MMBtu/d of residue gas and 3 Bbls/d of condensate. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the third-party plant were 751 Mcf/d and approximately 81 Bbls/d of raw mix NGLs were produced, together with approximately 505 MMBtu/d of residue gas and 4 Bbls/d of condensate.

Milfay System

The Milfay System is comprised of approximately 372 miles of pipeline ranging from two inches to eight inches in diameter and is located in Tulsa, Creek, Payne, Lincoln and Okfuskee Counties, Oklahoma. Average throughput on the Milfay System for the year ended December 31, 2006 and for the period from August 1, 2005 through December 31, 2005 was 12,465 Mcf/d and 12,112 Mcf/d, respectively. Approximately 251 active receipt meters are currently connected to the Milfay System.

Substantially all of the gas gathered on the Milfay System is delivered to the Milfay Processing Plant, which consists of a propane refrigeration facility with natural gas throughput capacity of approximately 15,000 Mcf/d. Average inlet volumes at the Milfay Processing Plant for the year ended December 31, 2006 were 11,467 Mcf/d and approximately 852 Bbls/d of raw mix NGL was produced, along with about 10,155 MMBtu/d of residue gas. Average inlet volumes for the period from August 1, 2005 through December 31, 2005 were 10,891 Mcf/d and approximately 829 Bbls/d of raw mix NGL was produced, along with about 9,321 MMBtu/d of residue gas. Residue natural gas is delivered into OGT and the NGLs are delivered to ONEOK Hydrocarbon.

Glenpool System

The Glenpool System is comprised of approximately 1,015 miles of pipeline ranging from two inches to ten inches in diameter and is located in Tulsa, Wagoner, Muskogee, McIntosh, Okfuskee, Okmulgee and Creek Counties, Oklahoma. Average throughput on this system for the year ended December 31, 2006 and the period from August 1, 2005 through December 31, 2005 was 9,380 Mcf/d and 9,671 Mcf/d, respectively. Approximately 436 active receipt meters are currently connected to the Glenpool System.

Substantially all of the gas from the Glenpool System is delivered to the Glenpool Processing Plant, which consists of a cryogenic facility with natural gas throughput capacity of approximately 25,000 Mcf/d. Average inlet volumes at the Glenpool Processing Plant for the year ended December 31, 2006 were 8,734 Mcf/d and approximately 539 Bbls/d of raw mix NGLs were produced, along with about 8,374 MMBtu/d of residue natural gas. Average inlet volumes for the period from August 1, 2005 through December 31, 2005 were 9,083 Mcf/d and approximately 582 Bbls/d of raw mix NGLs were produced, along with about 8,536 MMBtu/d of residue natural gas. Residue natural gas is delivered into either OGT or the American Electric Power Riverside Power Plant and the NGLs are delivered to ONEOK Hydrocarbon.

Twin Rivers System

The Twin Rivers System is comprised of approximately 534 miles of pipeline ranging from two inches to 12 inches in diameter and is located in Okfuskee, Seminole, Hughes, Pontotoc and Coal Counties, Oklahoma. Average throughput on this system for the year ended December 31, 2006 and for the period from August 1, 2005 through December 31, 2005 was 11,334 Mcf/d and 11,107 Mcf/d, respectively. Approximately 296 active receipt meters are currently connected to the Twin Rivers System.

Substantially all of the system’s volumes are delivered to a third-party plant for processing and we receive a share of the NGLs and residue gas. Residue natural gas is delivered into Enogex’s natural gas transmission system for redelivery to CenterPoint and the NGLs are sold to Enogex. For the year ended December 31, 2006, our average daily inlet volumes processed at the third-party plant were 8,854 Mcf/d and approximately 790 Bbls/d of raw mix NGLs were produced, together with approximately 7,303 MMBtu/d of residue gas and 18 Bbls/d of condensate. For the period from August 1, 2005 through December 31, 2005, our average daily inlet volumes processed at the third-party plant were 8,103 Mcf/d and approximately 753 Bbls/d of raw mix NGLs were produced, together with approximately 6,898 MMBtu/d of residue gas and 18 Bbls/d of condensate.

Mountain Systems

Our three Mountain Systems are located in the Arkoma Basin and include the Blue Mountain, Cyclone Mountain and Pine Mountain Systems. These systems comprise a total of approximately 164 miles of pipeline ranging from two inches to 20 inches in diameter. These systems are located in Atoka, Pittsburg and Latimer counties, Oklahoma. Average throughput for these systems for the year ended December 31, 2006 and for the period from August 1, 2005 through December 31, 2005 was 17,521 Mcf/d and 19,611 Mcf/d, respectively. Approximately 138 active receipt meters are currently connected to the Mountain Systems.

Due to the lean nature of the wellhead production, natural gas gathered on our Mountain Systems does not require processing. Downstream pipeline interconnects include CenterPoint, Enogex and NGPL.

Southern Dome

As part of our acquisition of ScissorTail, we acquired a majority interest in Southern Dome, which was formed for the purpose of providing gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County. In April 2006, Southern Dome completed construction and began operation of its Southern Dome Processing Plant. The plant consists of a propane refrigeration facility with current natural gas throughput capacity of approximately 15,000 Mcf/d. Southern Dome also operates a 3.4-mile gathering system, which is owned by a single producer. Substantially all of the gas from this gathering system is delivered to the Southern Dome Processing Plant. Southern Dome has signed a gas purchase and processing agreement with this producer, which runs through May 2025. Southern Dome receives a fee for operating the gathering system and a percentage of the producer’s natural gas and NGLs at the tailgate of the Southern Dome Processing Plant.

Average inlet volumes for the year ended December 31, 2006 were 2,312 Mcf/d and approximately 116 Bbls/d of raw mix NGL were produced, along with approximately 1,962 MMBtu/d of residue gas. Residue natural gas is delivered to OGT.

Following our acquisition of Southern Dome, we were required to make 100% of the capital contributions required by Southern Dome until such time as our capital account balance equaled 73% of the aggregate capital account balances of us and the other member. Since this threshold has been met, we currently are obligated to make 73% of capital contributions requested by Southern Dome up to a maximum commitment amount of $18.25 million. Prior to achievement of “payout,” we are entitled to receive 69.5% of member distributions and thereafter, 50.1% of member distributions. Payout is achieved once we have received distributions equal to our capital contributions plus an 11% return. We are the managing member of Southern Dome and serve as its operator.

Mid-Continent Operations Natural Gas Supply

We have pipelines and related assets in 21 counties in Oklahoma that have experienced increased levels of drilling activity from 2003 to 2006, which has led to increased volumes of natural gas through our Mid-Continent Operations pipeline systems. Based on discussions between us and producers in this area about their production plans, we expect to increase the volumes connected to these systems, providing us with opportunities to access newly developed natural gas supplies. We have not historically obtained independent evaluations of reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have precise estimates of total reserves dedicated to our Mid-Continent Operations pipeline systems or the anticipated life of such producing reserves.

During the year ended December 31, 2006, our Mid-Continent Operations’ top producers by volume of natural gas were New Dominion, Altex Resources, Amvest, Chesapeake and Special Energy, which collectively accounted for approximately 64% of the natural gas delivered to our Mid-Continent Operations natural gas gathering and intrastate pipeline systems.

Our Mid-Continent Operations segment had 1,714 active receipt meters as of December 31, 2005 and added 61 receipt meters through December 31, 2006, more than offsetting the natural production decline of existing wells currently connected to its systems. Average wellhead production increased from 132,011 Mcf/d in 2005 compared with 147,166 Mcf/d in 2006, an increase of approximately 11%. The greatest growth came from the Paden Processing Plant area of the Stroud System, where, on average, production increased from 38,072 Mcf/d for 2005 to

50,959 Mcf/d for 2006. The Stroud System is currently a primary focus for expansion in our Mid-Continent Operations segment. The Hunton formation underlies virtually the entire Stroud System and is the primary reservoir being exploited across that system. Producers are utilizing horizontal well bores and dewatering techniques to economically access the gas entrained in the dolomite/limestone reservoir. As these drilling techniques applied to this formation have improved, the pace of drilling has increased significantly, with 50 wells drilled in the Stroud System in 2005 and 63 wells drilled during the year ended December 31, 2006.

We continually seek new supplies of natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining natural gas supplies that were previously transported on other third-party gathering systems. Our largest producer by volume has dedicated to us all of its production from leases it owns or may acquire within a 1.1 million acre area pursuant to a contract that extends through mid-year 2020. We also have dedications from other producers covering production from existing or future leases by the producers within an aggregate of over 250,000 acres pursuant to contracts ending between 2009 and 2016.

Competition in Our Mid-Continent Operating Region

Competition for natural gas supplies in our Mid-Continent Operations segment is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer, the location of the gatherer’s pipeline facilities and the ability of the gatherer to offer a full range of services, including natural gas gathering, transportation, compression, dehydration and processing.

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

In recent years, ScissorTail has made significant investments in compression facilities. ScissorTail’s policy has been to install limited emissions multi-stage compressors, which allow for quicker permitting and installation and also help us more efficiently provide the pressure required by producers, providing us with an advantage over competitors who have not made similar investments. Substantially all of our systems offer low-pressure gathering service, which is attractive to producers.

Our major competitors for natural gas supplies and markets in our Mid-Continent Operations’ segment include CenterPoint, DCP Midstream, LP (formerly Duke Energy Field Services), Enogex, Enerfin Resources Company, Cimmarron Gathering, L.P. and MarkWest Energy Partners, LP.

Our Texas Gulf Coast Operations

Our Texas Gulf Coast operations include two of our operating segments, Texas Gulf Coast Pipelines and Texas Gulf Coast Processing. The following is a map of the assets of our Texas Gulf Coast operations:

TEXAS
Austin
San Antonio
Houston
Corpus Christi
GRIMES COUNTY SYSTEM
SAM HOUSTON SYSTEM
LAKE CREEK PIPELINE
BRENHAM NGL PIPELINE
SHERIDAN SYSTEM
SHERIDAN NGL PIPELINE
PROVIDENT CITY SYSTEM
KARNES SYSTEM
LIVE OAK SYSTEM
WEBB/DUVAL SYSTEM
COPANO BAY SYSTEM
ENCINAL CHANNEL PIPELINE
AGUA DULCE SYSTEM
HEBBRONVILLE SYSTEM
GULF
OF
MEXICO
HOUSTON CENTRAL PROCESSING PLANT
COMPRESSOR STATIONS

Texas Gulf Coast Pipelines Segment

We own approximately 1,598 miles of pipelines used for natural gas gathering and transmission, including approximately 144 miles of pipeline owned by Webb Duval. For the years ended December 31, 2006 and 2005, we averaged net throughput volumes of 345,685 Mcf/d and 321,600 Mcf/d, respectively, of natural gas. Our facilities are operated in four separate operating regions as described below. We have set forth in the table below summary information describing the assets that comprise our Texas Gulf Coast Pipelines segment:

				Year Ended
				December 31, 2006
			Existing	Average
			Throughput	Throughput	Utilization
		Length	Capacity	Volumes	of
	Pipeline Type	(Miles)	(Mcf/d)(1)	(Mcf/d)	Capacity

South Texas Region
Agua Dulce System(2)	Gathering and Transmission	445	102,000	22,066	22%
Hebbronville System	Gathering	79	62,700	39,283	63%
Karnes System	Gathering	103	17,500	6,182	35%
Live Oak System	Gathering	143	96,600	21,852	23%
Webb/Duval System(3)(4)	Gathering	144	219,000	102,691	47%
Coastal Waters Region	Gathering	143	41,000	3,132	8%
Central Gulf Coast Region	Gathering	311	239,000	119,115	50%
Upper Gulf Coast Region	Gathering and Transmission	230	139,000	31,364	23%

Total		1,598		345,685

(1)	Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity and/or other facility upgrades including, for example, larger dehydration capacity.

(2)	Throughput volumes presented in the table are net of intercompany transactions. Gross volumes and utilization of capacity in this area totaled 22,463 Mcf/d and 23%, respectively, for the year ended December 31, 2006.

(3)	Our Webb/Duval System is owned by Webb Duval, an unconsolidated partnership in which we hold a 62.5% interest.

(4)	Throughput volumes presented in the table are net of affiliate transactions. Gross volumes and utilization of capacity in this area totaled 113,016 Mcf/d and 52%, respectively, for the year ended December 31, 2006.

South Texas Region

The South Texas Region consists of gathering and intrastate transmission systems totaling approximately 914 miles of pipelines operating in Atascosa, Bee, DeWitt, Duval, Goliad, Jim Hogg, Jim Wells, Karnes, Live Oak, Nueces, Refugio, San Patricio and Webb Counties, Texas. This region is composed of five pipeline systems: the Agua Dulce System, the Hebbronville System, the Karnes System, the Live Oak System and the Webb/Duval System (in which we hold a 62.5% interest). This region is managed from our field office in Alice, Texas.

Agua Dulce System

Our Agua Dulce System consists of approximately 445 miles of pipeline assets ranging from two inches to 14 inches in diameter. Natural gas delivered to the Agua Dulce System is gathered from Bee, Duval, Jim Wells, Live Oak, Nueces, Refugio and San Patricio Counties, Texas. The majority of natural gas is gathered and transported through the Agua Dulce System to the Webb/Duval System, which is then delivered to the KMTP Laredo-to-Katy pipeline for treating, conditioning and/or processing at our Houston Central Processing Plant. The Agua Dulce System has active interconnects with the Webb/Duval System, Kinder Morgan Tejas Pipeline, L.P., Houston Pipe Line Co., (an affiliate of Energy Transfer Partners, L.P.) (“HPL”), NGPL and DCP Midstream and inactive interconnects with Enterprise Products Partners, L.P., Humble Gas Pipeline Company (an affiliate of ExxonMobil) and DCP Midstream. Approximately 72 active receipt meters currently are connected to the Agua Dulce System.

Average net throughput volume on this system was 22,066 Mcf/d and 25,671 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Hebbronville System

Our Hebbronville System is comprised of approximately 79 miles of pipeline assets ranging from four inches to 16 inches in diameter and gathers natural gas from fields located in Duval and Jim Hogg Counties, Texas. All natural gas gathered from the Hebbronville System is transported for delivery to the KMTP Laredo-to-Katy pipeline, which is then delivered to our Houston Central Processing Plant. Approximately 22 active receipt meters currently are connected to the Hebbronville System.

Average throughput volume on the Hebbronville System was 39,283 Mcf/d and 29,643 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Karnes System

The Karnes System is comprised of approximately 103 miles of pipeline assets ranging from four inches to 20 inches in diameter and gathers natural gas from fields located in Bee, DeWitt, Goliad, Karnes and Refugio Counties, Texas. Natural gas transported on the Karnes County Gathering System is either delivered to the KMTP Laredo-to-Katy pipeline for processing or conditioning at our Houston Central Processing Plant or is delivered to NGPL. Approximately 13 active receipt meters currently are connected to the Karnes System.

Average throughput volume on the Karnes System was 6,182 Mcf/d and 6,895 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Live Oak System

Our Live Oak System is comprised of approximately 143 miles of pipeline ranging from two inches to 16 inches in diameter and gathers natural gas from fields located in Atascosa, Live Oak and Duval Counties, Texas. Natural gas from the Live Oak System is delivered to the following locations: (i) the KMTP Laredo-to-Katy pipeline for treating, conditioning and/or processing at our Houston Central Processing Plant, (ii) HPL or (iii) NGPL. Approximately 37 active receipt meters currently are connected to our Live Oak System.

Average throughput volume on this system was 21,852 Mcf/d and 18,286 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Webb/Duval System

Our Webb/Duval System is a gathering system owned by Webb Duval, a general partnership that we operate and in which we hold a 62.5% interest. As the holder of a 62.5% interest in the partnership that owns this pipeline system, we operate this system subject to certain rights of the other partners, including the right to approve capital expenditures in excess of $0.1 million, financing arrangements by the partnership or any expansion projects associated with this system. In addition, each partner has the right to use its pro rata share of pipeline capacity on this system subject to applicable ratable take and common purchaser statutes.

The Webb/Duval System is a 144-mile pipeline system located in Webb and Duval Counties, Texas, and is comprised of 3-inch to 16-inch diameter pipelines. Following our construction of a 6-mile, 12-inch diameter pipeline in 2002, the Webb/Duval System connects our Agua Dulce System to the KMTP Laredo-to-Katy pipeline. Approximately 31 active receipt meters currently are connected to the Webb/Duval System.

Average total throughput volume on this system including volumes delivered by our Agua Dulce System was 113,016 Mcf/d and 126,513 Mcf/d for the years ended December 31, 2006 and 2005, respectively. Excluding the volumes received from our Agua Dulce System described previously, the average net throughput volume on this system was 102,691 Mcf/d and 106,286 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Coastal Waters Region

The Coastal Waters Region is comprised of two pipeline systems, the Copano Bay System and the Encinal Channel Pipeline, consisting of approximately 143 miles of pipelines operating both onshore and offshore in Aransas, Nueces, Refugio and San Patricio Counties, Texas. This region is managed from our field office in Lamar, Texas.

The Copano Bay System currently comprises approximately 120 miles of natural gas pipelines, which range in size from three inches to 12 inches in diameter. Currently, the Copano Bay System gathers natural gas from the offshore Matagorda Island Block 721 area, Aransas and Copano Bays, and adjacent onshore lands through Aransas, Refugio and San Patricio Counties and onshore in the area of Rockport, Texas. Natural gas, produced water and condensate are separated at our Lamar and Estes Cove separation and dehydration facilities. The natural gas from the Lamar facility is delivered to an affiliate of Crosstex Energy, L.P. at Lamar, Texas. The condensate is stored and redelivered to producers and shippers who then truck the product to market. Approximately 12 active receipt meters currently are connected to the Copano Bay System.

Average throughput volume on this system was 3,132 Mcf/d and 2,722 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

The Encinal Channel Pipeline is an approximately 23-mile pipeline that is currently inactive. Integrity tests were completed in 2006 in contemplation of placing the line in service in 2007. The Encinal Channel Pipeline measures three inches to 12 inches in diameter and is located in Nueces and San Patricio Counties, Texas.

Central Gulf Coast Region

The Central Gulf Coast Region is composed of two intrastate natural gas gathering systems, the Sheridan System and the Provident City System, which consist of approximately 311 miles of pipeline and operate in Colorado, Dewitt, Lavaca, Victoria and Wharton Counties, Texas. This region is operated from our Houston Central Processing Plant located approximately 100 miles southwest of Houston. Interconnects at the tailgate of our Houston Central Processing Plant include KMTP, Tennessee Gas Pipeline Company, Texas Eastern Transmission and HPL.

The Sheridan System consists of approximately 60 miles of natural gas gathering lines ranging in size from four inches to ten inches in diameter and gathers natural gas from 23 active receipt meters and one third-party pipeline interconnect located in Colorado and Lavaca Counties, Texas. Natural gas from the Sheridan System is gathered and transported to our Houston Central Processing Plant for treatment of carbon dioxide, processing and ultimate delivery into the interconnects at the tailgate of our processing plant. The Sheridan System has a pipeline interconnect with the Enterprise Products Partners’ Chesterville System.

Average throughput volume on this system was 28,532 Mcf/d and 26,042 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

The Provident City System consists of approximately 251 miles of natural gas gathering lines, ranging in size from two inches to 14 inches in diameter located in Colorado, DeWitt, Lavaca, Victoria and Wharton Counties, Texas, and gathers natural gas from 96 active receipt meters and two third-party pipeline interconnects. The Provident City System has a pipeline interconnect with DCP Midstream and Transcontinental Gas Pipeline Company.

Average throughput volume on the Provident City System was 90,583 Mcf/d and 66,830 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Upper Gulf Coast Region

Our Upper Gulf Coast Region is composed of the Sam Houston System, the Grimes County System and the Lake Creek Pipeline, which consist of approximately 230 miles of pipeline used for gathering, transportation and sales of natural gas in Houston, Walker, Grimes, Montgomery and Harris Counties, Texas. This region is managed from our field office in Conroe, Texas.

The Sam Houston System includes approximately 125 miles of natural gas pipeline that gathers natural gas and receives natural gas from other pipelines for ultimate delivery to markets on the system. This gathering and transportation pipeline ranges in size from four inches to 12 inches in diameter. Approximately 21 active receipt meters currently are connected to the Sam Houston System.

The Sam Houston System has interconnects with HPL, Atmos Pipeline Company, KMTP, Kinder Morgan Tejas Pipeline, Vantex Gas Pipeline Company and Texas Eastern Transmission. The Sam Houston System delivers natural gas to multiple CenterPoint city gates in The Woodlands, Conroe and Huntsville, Texas, to Universal Natural Gas, a gas company providing services to residential markets in southern Montgomery County, Texas and to Entergy’s Lewis Creek Generating Plant and several industrial consumers. Average net throughput volume on this system was 27,399 Mcf/d and 35,744 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

The Grimes County System is an approximately 77-mile natural gas gathering system located in Grimes County, Texas, which consists of natural gas pipelines ranging in size from two inches to 12 inches in diameter. Approximately 13 active receipt meters are currently connected to the Grimes County System. Average throughput volume on this system was 1,593 Mcf/d and 2,402 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

The Lake Creek Pipeline is an approximately 28-mile natural gas pipeline system located in Harris and Montgomery Counties, Texas. The Lake Creek Pipeline is comprised of 6-inch and 8-inch diameter natural gas pipelines. This pipeline has one receipt point and a bi-directional receipt and delivery point with HPL near the Bammel Storage Field in Harris County. The majority of the natural gas transported on this pipeline is delivered to CenterPoint at delivery points serving the western portion of The Woodlands, Texas and the surrounding area. Natural gas is also delivered to Universal Natural Gas. Average throughput volume on this system was 2,372 Mcf/d and 539 Mcf/d for the years ended December 31, 2006 and 2005, respectively.

Texas Gulf Coast Processing Segment

The Texas Gulf Coast Processing assets include our Houston Central Processing Plant located near Sheridan, Texas in Colorado County, our Sheridan NGL Pipeline that runs from the tailgate of the processing plant to the Houston area and the Brenham NGL Pipeline.

We have set forth in the table below summary information describing the assets comprising our Texas Gulf Coast Processing segment.

			Year Ended December 31, 2006
		Existing	NGLs	Average Inlet	Average
Texas Gulf Coast	Length	Throughput	Produced	Volumes	Throughput		Capacity
Processing Segment	(Miles)	Capacity	(Bbls/d)	(Mcf/d)	Volumes (Bbls/d)		Utilization

Houston Central Processing Plant	—	700,000 (Mcf/d)	14,740	495,600	—		71%
Sheridan NGL Pipeline-West Segment(1)	66	18,900 (Bbls/d)	—	—	12,405		66%
Brenham NGL Pipeline(2)	46	—	—	—	N/A		N/A
Sheridan NGL Pipeline-East Segment(3)(4)	21	12,000 (Bbls/d)	—	—	85	(4)	1	%(4)
Sheridan NGL Pipeline-Central Segment(5)	17	18,900 (Bbls/d)	—	—	—		N/A

(1)	Excludes throughput capacity for transportation of butylene volumes on East Segment. See footnote (3) below.

(2)	We expect to place the Brenham NGL Pipeline into service in 2007.

(3)	In October 2006 and pursuant to a contract with Texas Petrochemical Company, we began transporting small volumes of butylene on a western portion of our Sheridan NGL Pipeline that was not being used for transportation of NGLs from our Houston Central Processing Plant.

(4)	The average throughput for the Sheridan NGL Pipeline-East Segment was 1,004 Bbls/d for October 2006, the only month of flow on this pipeline during 2006 under the Texas Petrochemical Company contract.

(5)	Currently inactive.

Houston Central Processing Plant

Our Houston Central Processing Plant, which has approximately 700,000 Mcf/d of processing capacity, is the third largest in the state of Texas in terms of throughput capacity and the second largest and the most fuel efficient processing plant in the areas in which we operate. Our Houston Central Processing Plant removes NGLs from natural gas supplied by the KMTP Laredo-to-Katy pipeline, which it straddles, and the pipelines in our Central Gulf Coast Region gathering systems. To the extent commercially desirable, these NGLs are separated into component NGL products at our Houston Central Processing Plant and are sold to third parties at the plant tailgate or transported for sale on our Sheridan NGL Pipeline and, beginning in 2007, on our Brenham NGL Pipeline.

The Houston Central Processing Plant was originally constructed in 1965 by Shell and was comprised of a single refrigerated lean oil train and a fractionation facility. The plant was modified by Shell in 1985 with the addition of a second refrigerated lean oil train and in 1986 with the addition of a cryogenic turbo-expander train. This gas processing plant includes 6,689 horsepower of inlet compression, 8,400 horsepower of tailgate compression, a 700 gallon-per-minute amine treating system for removal of carbon dioxide and low-level hydrogen sulfide, two 250,000 Mcf/d refrigerated lean oil trains, one 200,000 Mcf/d cryogenic turbo-expander train, a 25,000 Bbls/d NGL fractionation facility and 882,000 gallons of storage capacity for propane, butane and natural gasoline mix and stabilized condensate. In 2006, we expanded the amine treating system to 1,200 gallons-per-minute and the expansion was operational in December 2006. We are currently installing an additional 1,340 horsepower of inlet compression which should be available in the second quarter of 2007. The plant also has multiple tailgate interconnects for redelivery of natural gas with KMTP, HPL, Tennessee Gas Pipeline Company and Texas Eastern Transmission. In addition, at the tailgate of the plant, we operate our Sheridan NGL Pipeline and expect to begin operating our Brenham NGL Pipeline for transporting NGLs beginning in 2007. TEPPCO Partners, L.P. operates an 8-inch diameter crude oil and stabilized condensate pipeline that runs to refineries in the greater Houston area. In addition, we have an interconnect with an inactive 6-inch diameter pipeline for transportation of ethane and propane operated by a subsidiary of Dow Chemical to Dow’s Freeport facility. Our Houston Central Processing Plant and related facilities are located on a 163-acre tract of land, which we lease under three long-term lease agreements.

In 2003, we modified the processing plant to provide natural gas conditioning capability by installing two new 700 horsepower, electric-driven compressors to provide propane refrigeration through the lean oil portion of the plant, which enables us to shut down our steam-driven refrigeration compressor when we are conditioning natural gas. A third 700 horsepower electric-driven compressor has been installed and became operational in January 2007. These modifications provide us with the capability to process gas only to the extent required to meet pipeline hydrocarbon dew point specifications. Our ability to condition gas, rather than to fully process it, provides us with significant benefits during periods when processing is not profitable (when the price of natural gas is high compared to the price of NGLs), including:

•	providing us with the ability to minimize the level of NGLs removed from the natural gas stream during periods when natural gas prices are high relative to NGL prices; and

•	allowing us to operate our Houston Central Processing Plant more efficiently at a much reduced fuel consumption rate while still meeting downstream pipeline hydrocarbon dew point specifications.

As a result, during these periods the combination of reduced NGL removal and reduced fuel consumption at our plant allows us to preserve a greater portion of the value of natural gas.

Our Houston Central Processing Plant had an average throughput of 496 MMcf/d for the year ended December 31, 2006 compared with an average daily throughput of 530 MMcf/d for the year ended December 31, 2005. The average daily volume of ethane and propane delivered from the plant to the Dow NGL pipeline was 0 Bbls/d and 8,697 Bbls/d for the years ended December 31, 2006 and 2005, respectively. The average daily volume of butane and natural gasoline mix delivered to the Sheridan NGL Pipeline was 12,405 Bbls/d and 3,552 Bbls/d for the years ended December 31, 2006 and 2005, respectively. The average daily volume of stabilized condensate delivered from the plant to the TEPPCO crude oil pipeline was 2,312 Bbls/d and 808 Bbls/d for the years ended December 31, 2006 and 2005, respectively.

Sheridan NGL Pipeline

Our 104-mile, 6-inch diameter Sheridan NGL Pipeline originates at the tailgate of our Houston Central Processing Plant and terminates near the Houston Ship Channel. We currently operate this pipeline in two distinct segments, the Sheridan NGL Pipeline-West Segment and the Sheridan NGL Pipeline-East Segment. The Sheridan NGL Pipeline also includes a Central Segment, which runs between the East Segment and the West Segment and which is currently inactive. The Sheridan NGL Pipeline-West Segment originates at the tailgate of the Houston Central Processing Plant and delivers NGLs into the Enterprise Products Partners’ Seminole Pipeline on the western side of the City of Houston for further transportation and fractionation. Average throughput volume on this segment was 12,405 Bbls/d and 3,552 Bbls/d for the years ended December 31, 2006 and 2005, respectively. The Sheridan NGL Pipeline-East Segment originates at the Enterprise Products Partners’ Almeda station in south Houston and delivers butylenes to the Shell Deer Park Plant on the Houston Ship Channel pursuant to a contract executed in October 2006 with Texas Petrochemical Company. Volumes on this segment averaged 1,004 Bbls/d for the month of October 2006, the only month of flow during 2006.

Brenham NGL Pipeline

We lease a 46-mile, 6-inch diameter NGL pipeline from Kinder Morgan Energy Partners, L.P. under a 5-year lease agreement dated February 1, 2006. This pipeline originates at the tailgate of our Houston Central Processing Plant and when operational in 2007, will deliver NGLs into the Enterprise Products Partners’ Seminole Pipeline near Brenham, Texas for ultimate redelivery for further transportation and fractionation.

Our Commercial Relationship With Kinder Morgan Texas Pipeline

KMTP’s assets are comprised of a 2,500-mile natural gas pipeline system that extends from south Texas to Houston along the Texas Gulf Coast and that primarily serves utility and industrial customers in the Houston, Beaumont and Port Arthur areas. KMTP acts as a seller as well as a transporter of natural gas. We utilize KMTP as a transporter because our Houston Central Processing Plant straddles its 30-inch diameter Laredo-to-Katy pipeline. By using KMTP as a transporter, we can transport natural gas from many of our pipeline systems to our processing plant and downstream markets. We refer to the natural gas delivered into KMTP’s pipeline from sources other than our gathering systems as “KMTP Gas.” Under our contractual arrangement related to KMTP Gas, we receive natural gas at our plant, process or condition the natural gas and sell the NGLs to third parties at market prices. Because the extraction of NGLs from the natural gas stream during processing or conditioning reduces the British thermal units, or Btus, of the natural gas, our arrangement with KMTP requires us to use a portion of natural gas that we purchase from producers at market prices to replace the loss in Btus. Pursuant to an amendment to this contract with KMTP, effective February 1, 2006, we make a processing payment to KMTP only during periods of favorable processing margins. In addition, the amendment provides that during periods of unfavorable processing margins, KMTP pays us the lesser of (i) the difference between the processing margin and a specified threshold or (ii) a fixed fee per Mcf of KMTP Gas. The amended processing agreement extends through January 31, 2011, with automatic annual renewals thereafter unless canceled by either party upon 180 days’ prior written notice.

In connection with the execution of the amended processing agreement, we entered into a new five-year gas transportation agreement and a related gas sales agreement with KMTP, effective February 1, 2006. The new agreements eliminate the dedication of natural gas to KMTP from our individual gathering systems under previous purchase and sales agreements and allow for the aggregation of natural gas at the tailgate of the Houston Central Processing Plant to meet our sales obligations to KMTP. Each of these agreements extends through January 31, 2011, with automatic annual renewals thereafter unless cancelled by either party upon 180 days’ prior written notice in the case of the gas transportation agreement or 30 days’ prior written notice in the case of the sales agreement.

For the year ended December 31, 2006, approximately 76% of the natural gas volumes processed or conditioned at our Houston Central Processing Plant were delivered to the plant through the KMTP Laredo-to-Katy pipeline while the remaining 24% was delivered directly to the plant from our gathering systems. Of the natural gas delivered to the plant from the KMTP Laredo-to-Katy pipeline, approximately 28% was delivered from gathering systems controlled by us and 72% was delivered into KMTP’s pipeline from other sources. Of the total volume of NGLs extracted at the plant during this period, 35% was attributable to KMTP Gas, while 65% was attributable to gas from gathering systems controlled by us, including our gathering systems connected directly to the plant.

Competition in Our Texas Gulf Coast Operating Region

The natural gas gathering, transmission, treating, processing and marketing industries are highly competitive. We face strong competition in acquiring new natural gas supplies. Many of our competitors in the Texas Gulf Coast region have capital resources and control supplies of natural gas greater than ours. Our competitors include major interstate and intrastate pipelines and other natural gas gatherers that gather, process and market natural gas. Our major competitors for natural gas supplies and markets in our Texas Gulf Coast Pipelines segment include Enterprise Products Partners, Lobo Pipeline Company (an affiliate of ConocoPhillips), KMTP, DCP Midstream, Crosstex Energy and HPL. Our primary competitors for our Texas Gulf Coast Processing segment are Enterprise Products Partners, ExxonMobil and DCP Midstream. Competition for natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer, the location of the gatherer’s pipeline facilities and the ability of the gatherer to offer a full range of services, including compression, processing, conditioning and treating services. We provide comprehensive services to natural gas producers, including natural gas gathering, transportation, compression, dehydration, treating, conditioning and processing. We believe our ability to furnish these services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attach producers that require these services more quickly and at a lower initial capital cost than our competitors due in part to the elimination of some field equipment and greater economies of scale at our Houston Central Processing Plant. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that we offer treating, conditioning and other processing services on competitive terms. In addition, with respect to natural gas customers attached to our pipeline systems, we are able to vary quantities of natural gas delivered to customers in response to market demands.

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

Texas Gulf Coast Natural Gas Supply

Our Texas Gulf Coast assets are located in areas that have experienced continued strong levels of drilling activity, providing us with opportunities to access newly-developed natural gas supplies. We generally do not obtain independent evaluations of reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have estimates of total reserves dedicated to our Texas Gulf Coast assets or the anticipated life of such producing reserves.

During the year ended December 31, 2006, our top producers by volume of natural gas were Mesteña Operating, L.P., Dominion OK TX Exploration, El Paso Production Company, Westport Oil and Gas Company (a subsidiary of Kerr-McGee) and Edge Petroleum, which collectively accounted for approximately 42% of the natural gas delivered to our Texas Gulf Coast natural gas gathering and intrastate pipeline systems during that period.

We contract for supplies of natural gas from producers primarily under two types of arrangements, natural gas purchase contracts and fee-for-service contracts. The primary term of each contract varies significantly, ranging from one month to the life of the dedicated production. The specific terms of each natural gas supply contract are based upon a variety of factors including gas quality, pressure of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements. For a detailed discussion of our contracts, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Contracts — Texas Gulf Coast Pipelines Contracts.”

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

•	Natural gas gathering. The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells.

•	Compression. Lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to the gathering system and continue to produce for longer periods of time. As the well pressure declines, it becomes increasingly difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure. Compression allows gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering natural gas that otherwise would not be produced.

•	Natural gas dehydration. Some produced natural gas is saturated with water, which must be removed because the combination of natural gas and water can form ice that can plug many different parts of the pipeline gathering and transportation system and processing plants. Water in a natural gas stream can also cause corrosion when combined with carbon dioxide or hydrogen sulfide in natural gas and condensed water in the pipeline can raise inlet pipeline pressure and cause a greater pressure drop downstream. To avoid these potential issues and to meet downstream pipeline and end-user gas quality standards, natural gas is often dehydrated to remove the saturated water.

•	Natural gas treating and blending. Natural gas has a varied composition depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations can be high in carbon dioxide or hydrogen sulfide. Natural gas with high carbon dioxide or hydrogen sulfide levels may cause significant damage to pipelines and is generally not acceptable to end-users. To alleviate the potential adverse effects of these contaminants, many pipelines regularly inject corrosion inhibitors into the gas stream. Additionally, to render natural gas with high carbon dioxide or hydrogen sulfide levels marketable, pipelines may blend the gas with gas that contains low carbon dioxide or hydrogen sulfide levels, or arrange for treatment to remove carbon dioxide and hydrogen sulfide to levels that meet pipeline quality standards.

•	Amine treating. The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with the natural gas. Amine has a chemical affinity for hydrogen sulfide and carbon dioxide that allows it to absorb the impurities from the gas. After mixing, gas and amine are separated and the impurities are removed from the amine by heating. The treating plants are sized by the amine circulation capacity in terms of gallons per minute.

•	Natural gas processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of other NGLs. Most natural gas produced by a well is not suitable for long-haul pipeline transportation or commercial use and must be processed to remove the heavier hydrocarbon components. Natural gas is processed not only to remove unwanted NGLs that would interfere with pipeline transportation or use of the natural gas, but also to separate from the gas those hydrocarbon liquids that have higher value as NGLs. The removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream.

•	Natural gas conditioning. Conditioning of natural gas is the process by which NGLs are removed from the natural gas stream by lowering the hydrocarbon dew point sufficiently to meet downstream gas pipeline quality specifications. Although similar to natural gas processing, conditioning of natural gas removes only an absolute minimum amount of NGLs (typically the components of pentane and heavier products) from the gas stream. To lower the hydrocarbon dew point of a natural gas stream, the temperature of the gas is reduced. Cryogenic processing consumes more fuel because it involves significantly lower temperatures than are required for conditioning of natural gas. Conditioning of natural gas, rather than processing, is preferred during periods of unfavorable processing margins.

•	NGL fractionation. Fractionation is the process by which NGLs are further separated into individual, more valuable components. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel and an industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

Stabilized condensate is primarily used as a refinery feedstock for the production of motor gasoline and other products.

NGLs are fractionated by heating mixed NGL streams and passing them through a series of distillation towers. Fractionation takes advantage of the differing boiling points of the various NGL products. As the temperature of the NGL stream is increased, the lightest (lowest boiling point) NGL product boils off the top of the tower where it is condensed and routed to a pipeline or storage. The mixture from the bottom of the first tower is then moved into the next tower where the process is repeated and a different NGL product is separated and stored. This process is repeated until the NGLs have been separated into their components. Because the fractionation process uses large quantities of heat, fuel costs are a major component of the total cost of fractionation.

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

Risk Management

We are exposed to market risks, including changes in commodity prices and interest rates. We use financial instruments such as puts, calls, swaps and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes. For a more detailed discussion of our risk management activities, please read “— Recent Developments — Fourth Quarter 2006 Hedge Activity” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.  We do not own any interstate natural gas pipelines, so the Federal Energy Regulatory Commission (“FERC”), does not directly regulate any of our operations. However, FERC’s regulation influences certain aspects of our business and the market for our products. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:

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

Intrastate Pipeline Regulation.  Our intrastate natural gas pipeline operations generally are not subject to rate regulation by the FERC. However, to the extent that our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to the FERC jurisdiction under Section 311 of the Natural Gas Policy Act, which regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Our intrastate natural gas pipeline facilities are subject to state regulation, but have historically been regulated as gas gathering facilities.

Some of our operations in Texas are subject to the Texas Gas Utility Regulatory Act, as implemented by the Railroad Commission of Texas (“TRRC”). Generally the TRRC is vested with authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. None of our operations in Oklahoma have historically been, or are currently, regulated by the Oklahoma Corporation Commission (“OCC”) as public utilities.

Gathering Pipeline Regulation.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of intrastate natural gas pipelines in Texas that we believe would meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. We also believe that our pipeline facilities located in Oklahoma meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, in Oklahoma, gas gatherers are prohibited from charging any fee, or requiring any terms and conditions of service or both, for gathering (including gathering of gas purchased by the gatherer) which is unfair, unjust, unreasonable or unduly discriminatory, and upon the filing of a complaint of an aggrieved party, the OCC has the authority to remedy any such fee or terms and conditions of service, or both. However, such authority of the OCC does not extend to existing contracts while those contracts are in force.

We are currently subject to state ratable take and common purchaser statutes in Texas and Oklahoma. The ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination (in Texas) and without discrimination (in Oklahoma) in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or gather natural gas.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that the FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. For example, the TRRC has approved changes to its regulations governing transportation and gathering services performed by intrastate pipelines and gatherers, which prohibit such entities from unduly discriminating in favor of their affiliates. The OCC has also promulgated regulations prohibiting gas gatherers from unduly discriminating in favor of their affiliates. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Environmental Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, or transporting natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction and operating activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operators; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Hazardous Waste.  Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state law or the solid waste requirements of RCRA.

Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum and natural gas are excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several, strict liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under some properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In fact, there is evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

Air Emissions.  Our operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Water Discharges.  Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited unless authorized by a permit or other agency approval. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by a permit. Any unpermitted release of pollutants from our pipelines or facilities could result in administrative, civil and criminal penalties and significant remedial obligations.

Pipeline Safety.  Our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with existing NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs.

Our pipelines are also subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was recently reauthorized and amended by the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006. The DOT, through the Office of Pipeline Safety, has established a series of rules, which require pipeline operators to develop and implement integrity management programs for gas transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined as areas located along the route of a pipeline with specified population densities, buildings containing populations of limited mobility and areas where people gather. Similar rules are also in place for operators of hazardous liquid pipelines. The DOT is required by the recent Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 to issue new regulations by December 31, 2007 that set forth safety standards and reporting requirements applicable to low stress pipelines transporting hazardous liquids, including NGLs and condensate. These safety standards may include applicable integrity management program requirements. We do not expect these future regulations to have a material adverse effect on our operations. The TRRC and the OCC have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. Compliance with existing rules has not had a material adverse effect on our operations in the past. However, we cannot assure you that this will continue in the future.

Employee Health and Safety.  We are subject to the requirements of the Occupational Safety and Health Act, as amended (“OSHA”) and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Other Laws and Regulations.  Recent studies have suggested that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many foreign nations have agreed to limit emissions of “greenhouse gases”, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of fossil fuels, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate control legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, on November 29, 2006, the U.S. Supreme Court heard arguments on, and has since begun reviewing a decision made by the U.S. Circuit Court of Appeals for the District of Columbia in Massachusetts, et al v. EPA, a case in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Furthermore, any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct operations could adversely affect our business and demand for our services.

Office Facilities

We occupy approximately 31,000 square feet of space at our executive offices in Houston, Texas under a lease expiring on May 31, 2012. At the expiration of the primary term, we have an option to renew this lease for an additional five years at the then prevailing market rates. We also occupy approximately 10,000 square feet of office space in Tulsa, Oklahoma, which serves as the executive offices for our Mid-Continent Operations employees. The Tulsa lease is for a five-year term expiring November 30, 2010 and provides us with a five-year renewal option at then prevailing market rates. We additionally lease certain of our field office facilities and certain of our owned office facilities are located on land leased by us or on land subject to a permanent easement. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of December 31, 2006, we, through our subsidiaries, CPNO Services, L.P. and ScissorTail, had 207 full-time employees and four part-time employees and Copano/Operations, Inc. (“Copano Operations”) employed 14 full-time employees on our behalf. None of our employees are covered by collective bargaining agreements. We consider our relations with these employees, with Copano Operations and with those Copano Operations’ employees providing services to us to be good. In exchange for providing general and administrative services to us, including employing certain personnel on our behalf, we are required to reimburse Copano Operations for its costs and expenses. To the extent these employees provide services on our behalf, we refer to them as our employees. A brief description of our general and administrative services agreement will be contained in our proxy statement, certain parts of which are incorporated by reference into Part III of this Annual Report.

Available Information

We file annual, quarterly and other reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

We also make available free of charge on or through our Internet website (http://www.copanoenergy.com) or through our Investor Relations group (713-621-9547) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Annual Report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business. If any of the following risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected. Additional risks and uncertainties not presently know to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to Our Business

We may not have sufficient cash from operations each quarter to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses.

We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. Under the terms of our limited liability company agreement, we must pay our operations and maintenance expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas gathered and transported on our pipelines;

•	the amount and NGL content of the natural gas we process;

•	the price of natural gas, NGLs and crude oil;

•	the relationship between natural gas and NGL prices;

•	the level of our operating costs and the impact of inflation on those costs;

•	the weather in our operating areas;

•	the level of competition from other midstream energy companies; and

•	the fees we charge and the margins we realize for our services.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in our senior secured revolving credit facility and the indenture governing our 8 1/8% Senior Notes due 2016 (“Senior Notes”);

•	our ability to make eligible working capital borrowings under our senior secured revolving credit facility to pay distributions;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and eligible working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

To the extent that we make acquisitions in the future and our acquisitions do not perform as expected, our future financial performance may be negatively impacted.

We cannot assure you that we will be able to complete acquisitions in the future or that if we do so, that we will achieve the desired profitability from them. In addition, failure to successfully assimilate future acquisitions could adversely affect our financial condition and results of operations.

Any future acquisitions are likely to involve numerous risks, including:

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

In connection with our acquisition of ScissorTail, we purchased all of the limited liability company interests of ScissorTail rather than just its assets. As a result, we purchased the liabilities of ScissorTail, including unknown and contingent liabilities. We performed due diligence in connection with our acquisition of ScissorTail and attempted to verify the representations of ScissorTail management, but there may be pending, threatened, contemplated or contingent claims against ScissorTail related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the former owners of ScissorTail agreed to indemnify us on a limited basis against some of these liabilities, a significant portion of these indemnification obligations expired on August 2, 2006 without any claims having been asserted by us. Accordingly, there is a risk that we could ultimately be liable for unknown obligations of ScissorTail, which could materially adversely affect our operations and financial condition.

Our substantial indebtedness could limit our operating flexibility and impair our ability to fulfill our debt obligations.

We have substantial indebtedness. As of December 31, 2006, we had:

•	total indebtedness of $255.0 million, including indebtedness associated with our Senior Notes and our senior secured revolving credit facility; and

•	availability under our senior secured revolving credit facility of approximately $170.0 million.

Subject to the restrictions governing our existing indebtedness and other financial obligations, we may incur significant additional indebtedness and other financial obligations in the future. Our substantial indebtedness and other financial obligations could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general company purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates to the extent that any of our debt is subject to variable rates of interest;

•	have a material adverse effect on us if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general company requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to any competitors that have proportionately less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain such refinancing or equity capital or sell assets on satisfactory terms, if at all.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility.

The indenture governing our outstanding Senior Notes contains various covenants that limit our ability and the ability of specified subsidiaries to, among other things:

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

Our senior secured revolving credit facility contains similar covenants as well as covenants that require us to maintain specified financial ratios and satisfy other financial conditions. The restrictive covenants in our indenture and in the senior secured revolving credit facility could limit our ability and the ability of our subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. We may be unable to comply with these covenants. Any future breach of any of these covenants could result in a default under the terms of the indenture or our senior secured revolving credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against any collateral.

Our future success depends on our ability to continually obtain new sources of natural gas supply, and any decrease in supplies of natural gas could adversely affect our revenues and operating income.

Our gathering and transmission pipeline systems are connected to natural gas reserves and wells, for which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our pipeline systems and our processing plants, we must continually obtain new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new supplies of natural gas and attract new customers to our gathering and transmission lines include: (i) the level of successful drilling activity near our gathering systems and (ii) our ability to compete for the commitment of such additional volumes to our systems.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We have no control over the level of drilling activity in the areas of our operations, the amount of reserves underlying the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, rig availability, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital.

We face strong competition in acquiring new natural gas supplies. Competitors to our pipeline operations include major interstate and intrastate pipelines, and other natural gas gatherers. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Our major competitors for natural gas supplies and markets in our Texas Gulf Coast Pipelines segment include Enterprise Products Partners, Lobo Pipeline Company (an affiliate of ConocoPhillips), KMTP, DCP Midstream, Crosstex Energy, and HPL. Our Texas Gulf Coast Processing segment’s primary competitors are Enterprise Products Partners, ExxonMobil and DCP Midstream. The primary competitors in our Mid-Continent Operations segment include CenterPoint, DCP Midstream, Enogex, Enerfin, Cimmarron and MarkWest. Many of our competitors have greater financial resources than we have.

If we are unable to maintain or increase the throughput on our pipeline systems because of decreased drilling activity in the areas in which we operate, decreased production from the wells connected to our systems or an inability to connect new supplies of gas and attract new customers to our gathering and transmission lines, then our business and financial results or our ability to achieve our growth strategy could be materially adversely affected. Please read Item 1 “Business — Mid-Continent Operations Natural Gas Supply” and Item 1 “Business — Texas Gulf Coast Natural Gas Supply” in this Annual Report for more information on our access to natural gas suppliers.

If KMTP’s Laredo-to-Katy pipeline becomes unavailable to transport natural gas to or from our Houston Central Processing Plant for any reason, then our cash flow and revenue could be adversely affected.

Our ability to contract for natural gas supplies in the Texas Gulf Coast region will often depend on our ability to deliver gas to our Houston Central Processing Plant and downstream markets. If we are unable to deliver natural gas to this processing plant or to downstream markets, then our ability to contract for natural gas supplies could be hindered, and our cash flow and revenue would likely be adversely affected. For the year ended December 31, 2006, approximately 45% of the total natural gas delivered by our Texas Gulf Coast Pipelines segment was delivered to KMTP. We deliver this natural gas to KMTP in order to transport it to our Houston Central Processing Plant, which straddles KMTP’s Laredo-to-Katy pipeline. For the year ended December 31, 2006, approximately 76% of the natural gas volumes processed or conditioned at our Houston Central Processing Plant were delivered to the plant through the KMTP Laredo-to-Katy pipeline. Depending on the supply of residue gas at our processing plant and natural gas market conditions, we may sell natural gas to KMTP or to other shippers that transport natural gas through KMTP’s Laredo-to-Katy pipeline. Additionally, we may use KMTP’s Laredo-to-Katy pipeline to transport natural gas to our pipelines located in the Upper Gulf Coast Region of our Texas Gulf Coast Pipelines segment and to downstream markets.

If KMTP’s pipeline were to become unavailable for any reason, the volumes transported to our Houston Central Processing Plant would be reduced substantially, and our cash flows and revenues from our processing business could be adversely affected. In addition, many producers that use our Texas Gulf Coast gathering systems have natural gas containing NGLs that must be conditioned or processed in order to meet downstream market quality specifications. If we were unable to ship such natural gas to our Houston Central Processing Plant for processing or conditioning, and, if required, treating, we would need to arrange for transportation through other pipelines that could provide these services. Alternatively, we might be required to lease smaller conditioning, and possibly treating, facilities in order to deliver natural gas to other pipelines having restrictive natural gas quality specifications.

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

The profitability of our Texas Gulf Coast Processing segment is affected by the relationship between natural gas prices and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for us to process the natural gas than to condition it. When natural gas prices are high relative to NGL prices, we have the flexibility to condition natural gas at the Houston Central Processing Plant rather than to fully process it, but the resulting margins are less. Accordingly, if natural gas prices remain high relative to NGL prices for extended periods of time, then our results of operations could be adversely impacted.

The margins we realize from purchasing and selling a portion of the natural gas that we deliver through our Texas Gulf Coast Pipelines segment decrease in periods of low natural gas prices because such gross margins are based primarily on a percentage of the index price. For the year ended December 31, 2006, approximately 96% of the natural gas purchased by our Texas Gulf Coast Pipelines segment was purchased with a percentage of relevant index pricing component. Accordingly, a decline in the price of natural gas could have an adverse impact on the results of operations from our Texas Gulf Coast Pipelines segment.

The profitability of our Mid-Continent Operations segment is affected primarily by the level of NGL and natural gas prices. Because we generally receive a percentage of the sales proceeds of any NGLs extracted from the natural gas we gather in our Mid-Continent Operations segment as well as a percentage of the sales proceeds of the residue gas remaining after the NGL extraction, our Mid-Continent Operations segment’s profitability increases with higher commodity prices and decreases with a fall in commodity prices.

In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2006, the Houston Ship Channel, or HSC, natural gas index price ranged from a high of $8.68 per MMBtu to a low of $4.00 per MMBtu. A composite of the Oil Price Information Service, or OPIS, Mt. Belvieu monthly average NGL price based upon our average NGL composition during the year ended December 31, 2006 ranged from a high of approximately $1.126 per gallon to a low of approximately $0.865 per gallon.

We seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations. However, we may not be successful in balancing our natural gas purchases and sales. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could take more or less than contracted volumes. Any of these actions could cause an imbalance in our natural gas purchases and sales. If our purchases and sales of natural gas are not balanced, we will face increased exposure to commodity price risks, which could increase the volatility of our operating income.

The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	the availability of imported oil, natural gas, liquefied natural gas and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

A change in the characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Most of our Texas Gulf Coast pipelines are gathering systems that have been deemed non-utilities by the TRRC. Through our acquisition of ScissorTail, we acquired gathering systems in Oklahoma that are not subject to utility regulation by the OCC. Under Texas law, non-utilities in Texas are not subject to general rate regulation by the TRRC. Under Oklahoma law, non-utilities in Oklahoma (such as ScissorTail’s gathering systems) are not subject to general rate regulation by the OCC. Should the status of these non-utility assets change, they would become subject to general rate regulation by the TRRC or OCC, which could adversely affect the rates that we are allowed to charge our customers. Some of our intrastate natural gas transmission pipelines are subject to regulation as a common purchaser and as a gas utility by the TRRC. The TRRC’s jurisdiction over these pipelines extends to both rates and pipeline safety. The rates we charge for transportation services in Texas are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, our business could be adversely affected.

As a natural gas gatherer and intrastate pipeline company, we are exempt from FERC regulation under the Natural Gas Act of 1938, but FERC regulation still affects our business and the market for our products. FERC’s policies and practices across the range of its natural gas pipeline regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the rates, terms and conditions of some of the transportation services we provide on our pipelines are subject to FERC regulation under Section 311 of the Natural Gas Policy Act.

Other state and local regulations also affect our business. Our Texas Gulf Coast gathering lines are subject to Texas ratable take and common purchaser statutes. The ScissorTail gathering facilities are subject to common purchaser statutes in Oklahoma. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. Texas and Oklahoma have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. In this regard, in Oklahoma, gas gatherers are prohibited from charging any fee, or requiring any terms and conditions of service or both, for gathering (including gathering of gas purchased by the gatherer) which is unfair, unjust, unreasonable or unduly discriminatory, and upon the filing of a complaint of an aggrieved party, the OCC has the authority to remedy any such fee or terms and conditions of service, or both. However, such authority of the OCC does not extend to any contract while that contract is in effect. Please read Item IA “Business — Regulation.”

Compliance with pipeline integrity regulations issued by the TRRC and OCC could result in substantial expenditures for testing, repairs and replacement.

The TRRC and OCC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing and repairs under the TRRC regulations was $1.6 million for the year ended December 31, 2006. No costs were incurred relating to the pipeline integrity testing requirements of the OCC for the year ended December 31, 2006. If our pipelines fail to meet the safety standards mandated by the TRRC or OCC regulations, then we may be required to repair or replace sections of such pipelines, the cost of which cannot be estimated at this time.

Because we handle natural gas and other petroleum products in our pipeline and processing businesses, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operation of our gathering systems, plants and other facilities is subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact our business activities in many ways, including restricting the manner in which we dispose of substances, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or wastes into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas and other petroleum products, air emissions related to our operations, historical industry operations including releases of substances into the environment, and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance. Please read “Business — Environmental Matters.”

Expanding our business by constructing new assets will subject us to risks that projects may not be completed on schedule, the costs associated with the projects may exceed our expectations and additional natural gas supplies may not be available following completion of the projects, which could cause our revenues to be less than anticipated. Our operating cash flows from our capital projects may not be immediate.

One of the ways we may grow our business is through the construction of additions to our existing gathering and transportation systems (including additional compression) and modifications at our existing processing plants. The construction of additions or modifications to our existing gathering and transportation systems and processing and treating facilities, and the construction of new gathering and processing facilities, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and require the expenditure of significant amounts of capital. These projects also involve numerous economic uncertainties including the impact of inflation on project costs and the availability of required resources. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, Southern Dome, our unconsolidated affiliate in our Mid-Continent Operations segment, has constructed a processing plant and pipelines to support anticipated future production in Oklahoma County, Oklahoma which were placed in service on April 28, 2006. The cost of the project was born by us and the other member of Southern Dome, with our share of the final construction costs expected to total approximately $14.2 million. The development of production dedicated to the Southern Dome Processing Plant and pipelines may occur over an extended period of time, and we may not receive any material increase in operating cash flow from that project for some time. If we experience unanticipated or extended delays in generating operating cash flow from this or other projects, then we may need to reduce or reprioritize our capital budget to meet our capital requirements. We may also rely on estimates of future production in our decision to construct additions to our gathering and transportation systems, which may prove to be inaccurate because of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return.

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

Our operations are subject to the many hazards inherent in the gathering, compression, treating, processing and transportation of natural gas and NGLs, including:

•	damage to pipelines, pipeline blockages and damage to related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters and acts of terrorism;

•	inadvertent damage from motor vehicles, construction or farm equipment;

•	leaks of natural gas, NGLs and other hydrocarbons;

•	operator error; and

•	fires and explosions.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected ruptures in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our operations are primarily concentrated in the Texas Gulf Coast region and in central and eastern Oklahoma, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations. For example, although we did not suffer significant damage, Hurricane Katrina and Hurricane Rita damaged gathering systems, processing facilities, and NGL fractionators along the Gulf Coast in August and September 2005, respectively, which curtailed or suspended the operations of various energy companies with assets in the region. There can be no assurance that insurance will cover all damages and losses resulting from these types of natural disasters. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. Our business interruption insurance covers only certain lost revenues arising from physical damage to our processing plants and certain pipeline facilities. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

Due to our limited asset diversification, adverse developments in our gathering, transportation, processing and related businesses would have a significant impact on our results of operations.

Substantially all of our revenues are generated from our gathering, dehydration, treating, conditioning, processing and transportation businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Furthermore, substantially all of our assets are located in Texas and Oklahoma. Due to our limited diversification in asset type and location, an adverse development in one of these businesses or in these areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, we may experience materially higher compliance costs.

In early 2005, we began a process to annually document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous review and reporting process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment have resulted, and are likely to continue to result, in increased expenses. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential holders of our securities could lose confidence in our financial reporting, which could harm our business.

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

Our cap on certain general and administrative expenses expires on December 31, 2007. Once the cap expires, our pre-IPO investors will no longer be required to reimburse us for certain amounts in excess of the cap, which could materially reduce the cash available for distribution to our unitholders.

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

Once the cap expires, our pre-IPO investors will no longer be required to reimburse us for certain amounts in excess of the cap. As a result, all of our general and administrative expenses will be paid by us, which could materially reduce the cash available for distributions to our unitholders. For a detailed discussion of our cap on general and administrative expenses, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — How We Evaluate Our Operations — General and Administrative Expenses.”

Distributions to our pre-IPO investors may be insufficient to allow them to reimburse us for all of our general and administrative expenses in excess of the cap, which could materially reduce the cash available for distributions to our unitholders.

Our pre-IPO investors have agreed to reimburse us on a quarterly basis for our general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005, subject to certain limitations. Pursuant to our limited liability company agreement, these reimbursement obligations are currently limited solely to the amount of distributions attributable to the 5,557,378 common and subordinated units owned by our pre-IPO investors immediately prior to our IPO. As a result of the conversion of our subordinated units to common units effective February 14, 2007, these quarterly obligations will not exceed the amount of distributions we pay on 5,557,378 common units for the quarter for which the obligations are incurred. Based on our current quarterly distribution rate of $0.80 per unit, these distributions would total, in the aggregate, $4.4 million quarterly and $17.8 million annually. If the distributions attributable to these common units are insufficient to reimburse us for all of the excess general and administrative expense, then amounts not reimbursed will be paid by us, which could have a material adverse effect on the cash available for distribution to our unitholders.

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

Pursuant to our limited liability company agreement and the Stakeholder’s Agreement dated July 30, 2004 among us and our pre-IPO investors, we agreed to register for sale units received by affiliates of our management, Credit Suisse and EnCap Investments in connection with our IPO, including 2,038,252 common units received upon the closing of the IPO and 3,519,126 common units to be issued upon the conversion of our subordinated units. Effective February 14, 2007, our 3,519,126 subordinated units converted to common units on a one-for-one basis as a result of the satisfaction of the financial tests required for conversion of the subordinated units into common units, as set forth in our limited liability company agreement. We also agreed to register (i) 6,203,216 common units issued to private investors in connection with our acquisition of ScissorTail and (ii) 1,418,440 common units issued to private investors in December 2005 and January 2006. Pursuant to these obligations, we registered an aggregate of 7,260,908 of these common units under a registration statement on Form S-3, which was declared effective by the SEC on January 26, 2006. Additionally, we have registered an additional 1,418,440 common units under a registration statement on Form S-3, which was declared effective by the SEC on April 28, 2006. Simultaneously with the filing of this Annual Report with the SEC, we have registered under a registration statement on Form S-3 the 3,519,126 common units that were issued on February 14, 2007 upon the conversion of the subordinated units. If investors holding these units were to dispose of a substantial portion of their units in the public market, it could temporarily reduce the market price of our outstanding common units.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for tax purposes or we were to become subject to a material amount of entity-level taxation, it would substantially reduce the amount of cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gain, loss or deduction would flow through to you. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and therefore would likely result in a substantial reduction in the value of our common units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we will be subject to a new entity level tax on the portion of our income that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of

0.7% of our federal gross income apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to our unitholders.

Our limited liability company agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount will be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any IRS contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may disagree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

A unitholder will be required to pay taxes on the share of our income allocated to you even if you do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, regardless of the amount of any distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell, will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and for certain other reasons, we have adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

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

As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in states where you do not live.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units representing limited liability company interests in us are listed on The NASDAQ Stock Market LLC, or NASDAQ, under the symbol “CPNO.” On March 1, 2007, the market price for our common units was $66.78 per unit and there were approximately 48 common unitholders of record. Effective February 14, 2007, our 3,519,126 subordinated units converted to common units on a one-for-one basis as a result of the satisfaction of the financial tests required for conversion of the subordinated units into common units, as set forth in our limited liability company agreement. Prior to conversion of the subordinated units, there was no established trading market for our subordinated units.

The following table shows the high and low sales prices per common unit, as reported by NASDAQ, for the periods indicated:

	Common Unit		Cash
	Price Range		Distribution
	High	Low	Paid per Unit

2006:
Quarter Ended December 31	$63.34	$52.75	$0.800
Quarter Ended September 30	$54.80	$46.73	$0.750
Quarter Ended June 30	$49.76	$43.27	$0.675
Quarter Ended March 31	$44.95	$38.10	$0.600
2005:
Quarter Ended December 31	$39.90	$34.10	$0.550
Quarter Ended September 30	$44.60	$36.00	$0.500
Quarter Ended June 30	$36.90	$27.76	$0.450	(1)
Quarter Ended March 31	$31.48	$25.47	$0.420

(1)	There was also a concurrent quarterly distribution of $0.495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of our acquisition of ScissorTail on August 1, 2005. The Class B unit distribution represented a quarterly distribution equal to 110% of the per unit distribution received by the common units as required by the terms of the Class B units. On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion.

Within 45 days after the end of each quarter, we intend to pay quarterly in arrears (in February, May, August and November of each year), to the extent we have sufficient available cash from operating surplus as defined in our limited liability company agreement, no less than the minimum quarterly distribution, or MQD, of $0.40 per unit (or $1.60 per year), to our common unitholders of record on the applicable record date. Our MQD is currently defined in our limited liability company agreement to be $0.40 per unit (or $1.60 per unit per year). On February 15, 2007, our Board of Directors approved a two-for-one unit split for all of our outstanding units, which entitles each unitholder of record at the close of business on March 15, 2007, to receive one additional common unit for every common unit held on that date. Effective with our two-for-one unit split, our limited liability agreement will be amended and restated to reflect the unit split, including to provide that the MQD will be $0.20 per unit (or $0.80 per unit per year). The unit split will not impact the amount of cash distributions paid by us on the total number of our outstanding units.

In the event we do not have sufficient cash to pay our distributions as well as satisfy our other operational and financial obligations, our Board of Directors has the ability to reduce or eliminate the distribution paid on our common units so that we may satisfy such obligations, including payments on our debt instruments.

Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less retained cash reserves that our Board of Directors determines are necessary to (i) provide for the proper conduct of our business;

(ii) comply with applicable law, any of our debt instruments, or other agreements; or (iii) provide funds for distributions to our unitholders for any one or more of the next four quarters; plus all cash on hand for the quarter resulting from eligible working capital borrowings made after the end of the quarter on the date of determination of available cash. Operating surplus generally consists of cash on hand at the closing of our IPO, cash generated from operations after deducting related expenditures and other items, plus eligible working capital borrowings after the end of the quarter, plus $12.0 million, as adjusted for reserves. We have not established a credit facility that provides for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered available cash or operating surplus distributable to our unitholders.

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

On February 14, 2006, we paid cash distributions of $10.1 million, or $0.55 per unit, for the three months ended December 31, 2005. On May 15, 2006, we paid $11.0 million of cash distributions, or $0.60 per unit, for the three months ended March 31, 2006. On August 14, 2006, we paid cash distributions of $12.4 million, or $0.675 per unit, for the three months ended June 30, 2006. On November 14, 2006, we paid cash distributions of $13.8 million, or $0.75 per unit, for the three months ended September 30, 2006. On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.80 per unit for all outstanding common and subordinated units. The cash distribution for the three months ended December 31, 2006 totaling $17.0 million was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

The amount of available cash from operating surplus needed to pay the current distribution of $0.80 per unit, or $3.20 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$17,025	$68,099

(1)	Includes restricted common units issued under our Long-Term Incentive Plan, or LTIP. Distributions made on restricted units issued to date are subject to the same vesting provisions as the restricted units. As of February 1, 2007, we had 158,208 outstanding restricted units. Annual distributions related to these restricted units are approximately $0.5 million.

In February 2007, our Board of Directors confirmed that the financial tests required for conversion of all our outstanding subordinated units into common units had been satisfied. Accordingly, our 3,519,126 subordinated units have converted on a one-for-one basis into common units effective February 14, 2007, the payment date for our fourth quarter 2006 distribution to unitholders. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of our outstanding units. As a result of the expiration of the subordination period and the conversion of all subordinated units converted into common units on a one-for-one basis, these converted units now participate, pro rata, with the other common units in distributions of available cash and the common units are no longer entitled to arrearages.

Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units, based on the market price of our common units, with the cumulative total return of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships calculated by Standard & Poor’s using a float-adjusted market capitalization methodology. The Alerian Total Return Index is disseminated by the New York Stock Exchange real-time on a price return basis (NYSE: AMZX). Cumulative total return is based on annual total return, which assumes reinvested dividends or distributions for the period shown in the performance graph and assumes that $100 was invested in our company at the last reported sale price of our common units as reported on the NASDAQ ($22.70) on November 9, 2004 (the day trading of our common units commenced) and in the S&P 500 Index and the Alerian Total Return Index on the same date. The results shown in the graph below are not necessarily indicative of future performance.

	November 9,	Year Ended December 31,
	2004	2004		2005		2006
Copano Energy, L.L.C.(CPNO)	$100	$126	(1)	$180	(2)	$288	(3)
Alerian Total Return Index (AMZX)	$100	$105		$112		$141
S&P 500 Index (SPX)	$100	$104		$107		$122

(1)	Based on the last reported sale price of our common units as reported on the NASDAQ on December 31, 2004 ($28.50).

(2)	Based on the last reported sale price of our common units as reported on the NASDAQ on December 30, 2005 ($39.05).

(3)	Based on the last reported sale price of our common units as reported on the NASDAQ on December 29, 2006 ($59.60).

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Securities Authorized for Issuance Under Equity Compensation Plans

Please read the information incorporated by reference under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” of this Annual Report, regarding securities authorized for issuance under our equity compensation plans, which information is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On November 15, 2004, in connection with our IPO, all of our equity securities outstanding prior to our IPO (excluding our preferred units, which were redeemed by us) were converted into our 2,038,582 common units and 3,519,126 subordinated units and allocated among our pre-IPO unitholders pursuant to a pre-arranged formula.

Each of these transactions was exempt from registration under Section 4(2) of the Securities Act as the transaction did not involve a public offering.

In connection with our acquisition of ScissorTail on August 1, 2005, we issued 1,372,458 common units and 4,830,758 Class B units to 13 private investors for an aggregate purchase price of $175.0 million. On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act as the transactions did not involve a public offering.

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

Selected Historical Consolidated Financial and Operating Data

The following table shows selected historical consolidated financial and operating data of Copano Energy, L.L.C. for the periods and as of the dates indicated. The selected historical consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of Copano Energy, L.L.C.

The following table includes the following non-GAAP financial measures: (1) EBITDA and (2) total segment gross margin. We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation and amortization expense. We define total segment gross margin as our revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. For a reconciliation of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read page 47 of this Annual Report.

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included in Item 8 of this Annual Report. The selected financial information should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Year Ended December 31,
	2006	2005(1)	2004	2003	2002
	(In thousands, except per unit data)

Summary of Operations Data:
Revenues	$860,272	$747,743	$437,656	$384,571	$224,896
Cost of sales	672,184	643,652	386,155	353,376	199,525
Operations and maintenance expenses	32,484	18,459	12,486	10,854	9,562
Depreciation and amortization	31,993	17,052	7,287	6,091	5,539
General and administrative expenses	26,535	18,156	9,217	5,849	4,177
Taxes other than income	2,061	1,178	770	926	891
Equity in (earnings) loss from unconsolidated affiliates	(1,297)	(927)	(419)	127	584

Operating income	96,312	50,173	22,160	7,348	4,618
Interest income and other	1,706	640	85	43	101
Interest and other financing costs	(32,904)	(20,461)	(23,160)	(12,108)	(6,360)

Net income (loss)	$65,114	$30,352	$(915)	$(4,717)	$(1,641)

Basic net income (loss) per common unit:(2)	$3.54	$2.31	$(0.35)	$(6.21)	$(6.77)
Diluted net income (loss) per common unit:(2)	$3.49	$2.29	$(0.35)	$(6.21)	$(6.77)
Cash distributions per common unit:(2)	$2.58	$1.57	$1.01	$—	$0.22
Balance Sheet Data (at period end):
Total assets	$839,058	$792,750	$178,399	$161,709	$159,521
Property, plant and equipment, net	566,927	532,320	119,683	117,032	116,888
Payables to affiliates	123	189	127	1,371	932
Long-term debt	255,000	398,000	57,000	57,898	68,740
Redeemable preferred units	—	—	—	60,982	53,559
Members’ capital	472,586	281,803	82,356	(662)	6,577
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$91,679	$280	$17,697	$15,296	$8,865
Investing activities	(70,291)	(491,708)	(8,920)	(6,192)	(16,817)
Financing activities	(7,201)	509,710	(6,369)	(9,633)	(2,591)
Other Financial Data:
Segment Gross Margin:
Mid-Continent Operations(3)	$95,614	$40,683	$—	$—	$—
Texas Gulf Coast Pipelines	40,544	32,857	30,076	27,551	18,772
Texas Gulf Coast Processing	50,577	30,191	21,425	3,644	6,599
Corporate	1,353	360	—	—	—

Total segment gross margin	$188,088	$104,091	$51,501	$31,195	$25,371

EBITDA(4)	$130,011	$67,865	$29,532	$13,482	$10,258

Maintenance capital expenditures(5)	$8,984	$5,394	$1,790	$2,281	$3,781
Expansion capital expenditures(6)	53,298	487,578	7,130	3,911	9,323

Total capital expenditures	$62,282	$492,972	$8,920	$6,192	$13,104

	Year Ended December 31,
	2006	2005(1)	2004	2003	2002
	(In thousands, except per unit data)

Operating Data:
Mid-Continent Operations:(3)
Pipeline throughput (Mcf/d)	147,166	132,011	—	—	—
Plant inlet volumes (Mcf/d)	102,556	87,977	—	—	—
NGLs produced (Bbls/d)	11,811	9,146	—	—	—
Texas Gulf Coast Pipelines:
Pipeline throughput(7) (Mcf/d)	242,994	214,774	220,970	238,800	247,613
Texas Gulf Coast Processing:
Plant inlet volumes (Mcf/d)	495,600	530,346	529,040	479,127	571,217
NGLs produced (Bbls/d)	14,740	13,066	15,373	7,280	12,656

(1)	Our summary financial and operating data as of and for the year ended December 31, 2005 include the results of our Mid-Continent Operations from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(2)	Net income (loss) per unit is based on the weighted average of total equivalent units outstanding during the periods presented. For periods prior to our IPO, equivalent units were calculated using the weighted average of pre-IPO common units and common special units adjusted by a conversion or exchange factor. The computation of diluted units outstanding for all periods presented excludes incremental units related to warrants previously held by preferred unitholders and employee unit options because these equity securities had an anti-dilutive effect as a result of losses reported by us for these periods. Cash distributions for 2002 have been restated to reflect the conversion discussed previously and the cash distributions for 2004 relate to the distributions paid to the pre-IPO unitholders prior to our IPO and are based on equivalent units.

(3)	Plant inlet throughput and NGLs produced represent total volumes processed and produced by the Mid-Continent Operations segment at all plants, including our own plants and plants owned by third parties. For the year ended December 31, 2006, plant inlet throughput averaged 67,131 Mcf/d and NGLs produced averaged 7,989 Bbls/d for plants owned by the Mid-Continent Operations segment. For the period from August 1, 2005 through December 31, 2005, plant inlet throughput averaged 54,893 Mcf/d and NGLs produced averaged 5,500 Bbls/d for plants owned by the Mid-Continent Operations segment. This data excludes results and volumes associated with our interest in Southern Dome.

(4)	Under the equity method of accounting, these amounts include our equity in the earnings of Webb Duval and Southern Dome, in the amounts of $1,297, $927 and $419 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

(6)	Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. For example, expansion of compression facilities to increase throughput capacity or the acquisition of additional pipelines is considered expansion capital expenditures. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Costs for repairs and minor renewals to maintain facilities in operating condition, and which do not extend the useful life of existing assets, are considered operations and maintenance expenses (and not expansion capital expenditures) and are expensed as incurred.

(7)	Excludes volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 102,691 Mcf/d, 106,826 Mcf/d, 104,438 Mcf/d, 95,341 Mcf/d and 78,737 Mcf/d for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

The following table presents a reconciliation of the non-GAAP financial measures of (1) total segment gross margin (which consists of the sum of individual segment gross margins) to operating income and (2) EBITDA to the GAAP financial measures of net income (loss) and cash flows from operating activities on a historical basis for each of the periods indicated. For a detailed discussion of how we use these non-GAAP financial measures, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — How We Evaluate Our Operations — Segment Gross Margin and — EBITDA.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$96,312	$50,173	$22,160	$7,348	$4,618
Add:
Operations and maintenance expenses	32,484	18,459	12,486	10,854	9,562
Depreciation and amortization	31,993	17,052	7,287	6,091	5,539
General and administrative expenses	26,535	18,156	9,217	5,849	4,177
Taxes other than income	2,061	1,178	770	926	891
Equity in (earnings) loss from unconsolidated affiliates	(1,297)	(927)	(419)	127	584

Total segment gross margin	$188,088	$104,091	$51,501	$31,195	$25,371

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$65,114	$30,352	$(915)	$(4,717)	$(1,641)
Add:
Depreciation and amortization	31,993	17,052	7,287	6,091	5,539
Interest and other financing costs	32,904	20,461	23,160	12,108	6,360

EBITDA	$130,011	$67,865	$29,532	$13,482	$10,258

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$91,679	$280	$17,697	$15,296	$8,865
Add:
Cash paid for interest and other financing costs	28,442	14,738	4,029	3,033	2,543
Equity in earnings (loss) from unconsolidated affiliates	1,297	927	419	(127)	(584)
Risk management assets	23,014	42,635	—	—	—
(Increase) decrease in working capital and other	(14,421)	9,285	7,387	(4,720)	(566)

EBITDA	$130,011	$67,865	$29,532	$13,482	$10,258

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operation in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the historical Consolidated Financial Statements included in Item 8 of this Annual Report. In addition, you should review “Forward-Looking Statements” contained in this Item 7 of this Annual Report and “Risk Factors” contained in Item 1A of this Annual Report for information regarding forward-looking statements made in this discussion and certain risks inherent in our business. Other risks involved in our business are discussed under Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

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

•	Mid-Continent Operations is a provider of natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing and was established as a segment upon our acquisition of ScissorTail on August 1, 2005. For the years ended December 31, 2006 and 2005, this segment generated approximately 51% and 39%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the years ended December 31, 2006 and 2005, this segment generated approximately 22% and 32%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and, beginning in 2007, our Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the years ended December 31, 2006 and 2005, this segment generated approximately 27% and 29%, respectively, of our total segment gross margin.

•	Corporate engages in risk management and other corporate activities. For the years ended December 31, 2006 and 2005, this segment generated less than 1% of our total segment gross margin.

Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read Item 6 “Selected Financial Data.”

Our total segment gross margins are determined primarily by four interrelated variables: (1) the volume of natural gas gathered or transported through our pipelines, (2) the volume of natural gas processed, conditioned or treated at our processing plants or, on our behalf, at third-party processing plants, (3) the level and relationship of natural gas and NGL prices and (4) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. For a discussion of the types of contracts we utilize and management’s analysis of our recent results of operations, please read “— Our Contracts” and “— Our Results of Operation.” Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

Our Mid-Continent Operations’ unit margins are, on the whole, positively correlated with NGL prices and natural gas prices. The unit margins we realize from a significant portion of the natural gas gathered or transported by our Texas Gulf Coast Pipelines segment decrease during periods of low natural gas prices because our unit margins on such natural gas volumes are based on a percentage of the index price. The profitability of our Texas Gulf Coast Processing segment is dependent upon the relationship between natural gas and NGL prices. When natural gas prices are low relative to NGL prices, it is more profitable for our Texas Gulf Coast Processing segment to process natural gas than to condition it. Conversely, when natural gas prices are high relative to NGL prices, processing is less profitable or unprofitable. During such periods, our Houston Central Processing Plant has the flexibility to condition natural gas rather than fully process it. Conditioning natural gas, however, is less profitable than processing during periods when the value of recovered NGLs exceeds the value of natural gas required for plant fuel and to replace the reduced Btus that result from processing the natural gas.

How We Evaluate Our Operations

We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) throughput volumes; (2) segment gross margin; (3) operations and maintenance expenses; (4) general and administrative expenses; (5) EBITDA; and (6) distributable cash flow.

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

Segment Gross Margin.  We define total segment gross margin as our segment revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We view total segment gross margin as an important performance measure of the core profitability of our operations. The total segment gross margin data reflect the financial impact on our company of our contract portfolio. With respect to our Mid-Continent Operations segment, our management analyzes segment gross margin per unit of volumes gathered or transported, per unit of natural gas processed and per unit of NGLs recovered. With respect to our Texas Gulf Coast Pipelines segment, our management analyzes segment gross margin per unit of volumes gathered or transported. With respect to our Texas Gulf Coast Processing segment, our management also analyzes segment gross margin per unit of natural gas processed or conditioned and the segment gross margin per unit of NGLs recovered. Our total segment gross margin is reviewed monthly for consistency and trend analysis.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.2808, $0.0899 and $0.1050 per gallon during the years ended December 31, 2006, 2005 and 2004, respectively. The average standardized processing margin for the period from 1989 through December 31, 2006 is $0.1012 per gallon.

Operations and Maintenance Expenses.  Operations and maintenance expenses are costs associated with the operations of a specific asset. Direct labor, insurance, repair and maintenance, utilities and contract services comprise the most significant portion of operations and maintenance expenses. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses are incurred through Copano Operations, an affiliate of our company and controlled by John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs.

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

Pursuant to our limited liability company agreement, our investors existing prior to our IPO, or our pre-IPO investors, agreed to reimburse us for our general and administrative expenses in excess of stated levels (subject to certain limitations discussed below) for a period of three years beginning on January 1, 2005. Specifically, to the extent our general and administrative expenses exceed the following levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped, as indicated:

Year	General and Administrative Expense Limitations

1	$1.50 million per quarter
2	$1.65 million per quarter
3	$1.80 million per quarter

During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined below) for any quarter exceeds $5.4 million. Additionally, the cap may be extended beyond its initial three-year term at the same or a higher level by the affirmative vote of at least 95% of 5,557,378 common units held by our pre-IPO investors or certain of their assignees, voting together as a single class. We believe that an extension of the cap is unlikely; however, such determination will be made in the sole discretion of our pre-IPO investors. This cap on general and administrative expenses excludes non-cash expenses as well as expenses we may incur in connection with potential acquisitions and capital improvements.

Pursuant to our limited liability company agreement, the reimbursement obligations of our pre-IPO investors are limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the pre-IPO investors immediately prior to our IPO (the “Pre-IPO Units”). As a result of the conversion of our subordinated units to common units on a one-for-one basis effective February 14, 2007, these quarterly obligations will not exceed the amount of distributions we pay on 5,557,378 common units for the quarter for which the obligations are incurred. In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our pre-IPO investors, directly in the pre-IPO investors’ escrow accounts. Also, to the extent that any of our pre-IPO investors sell Pre-IPO Units, the buyer must assume the related reimbursement obligations or the selling pre-IPO investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. During 2006, pre-IPO investors made capital contributions to us in the aggregate amount of $4.6 million as reimbursement of excess general and administrative expenses for the fourth quarter of 2005 and the first three quarters of 2006. In February 2007, pre-IPO investors made capital contributions to us in the aggregate amount of $1.5 million as reimbursement of excess general and administrative expenses for the fourth quarter of 2006. We believe that our ability to deposit distributions required to satisfy pre-IPO investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-IPO Units provides us with additional assurance that our pre-IPO investors will be able to satisfy any future reimbursement obligations with respect to the Pre-IPO Units.

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

EBITDA is also a financial measurement that, with certain negotiated adjustments, is reported to our lenders and is used to compute our financial covenants under our senior secured revolving credit facility. EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.

Distributable Cash Flow:  We define distributable cash flow as net income or loss plus: (i) depreciation and amortization expense; (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) reimbursements by our pre-IPO investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (iv) the subtraction of maintenance capital expenditures, (v) the subtraction of equity in earnings from unconsolidated affiliates; and (vi) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models; (ii) flow and transaction monitoring systems; (iii) producer activity evaluation and reporting; and (iv) imbalance monitoring and control.

Our Economic Models.  We utilize our economic models to determine (i) whether we should elect payment under certain Mid-Continent Operations’ “switch” contracts using a percentage-of-index basis or a percentage-of-proceeds basis, (ii) whether we should reduce the ethane extracted from certain natural gas processed by our processing plants and (iii) whether we should process or condition natural gas at our Houston Central Processing Plant.

Flow and Transaction Monitoring Systems.  We utilize automated systems that track commercial activity on each of our pipelines and monitor the flow of natural gas on our pipelines. For our Mid-Continent Operations, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. In our Texas Gulf Coast Pipelines operations we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize an automated Supervisory Control and Data Acquisition (SCADA) system, which assists management in monitoring and operating our Texas Gulf Coast Pipelines segment. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our Houston office.

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

Mid-Continent Operations Contracts

Natural Gas Supply and Transportation.  We contract for supplies of natural gas from producers in our Mid-Continent Operations segment under several types of arrangements. Processing services, where applicable, are included in the purchase or transportation contract arrangement. Typically, the primary term of each contract varies significantly, ranging from one month to the life of the dedicated production. The specific terms of each natural gas supply contract are based upon a variety of factors including gas quality, pressure of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements. These contracts may be structured as a percentage-of-proceeds, percentage-of-index or fixed fee arrangements. For the year ended December 31, 2006, calculated as a percentage of total volumes, 57% of our Mid-Continent Operations segment volumes were under percentage-of-proceeds contracts, 27% were under percentage-of-index contracts and 16% were under fixed fee contracts.

Percentage-of-Proceeds Arrangements.  Under percentage-of-proceeds arrangements, our Mid-Continent Operations segment generally receives and processes natural gas on behalf of producers and sells the residue gas and NGL volumes at index-related prices. We remit to producers an agreed upon percentage of the residue gas and NGL proceeds. Under these types of arrangements, our revenues and gross margins increase as natural gas and NGL prices increase and our revenues and gross margins decrease as natural gas and NGL prices decrease.

Percentage-of-Index Arrangements.  Our percentage-of-index contracts are divided into two subcategories — simple percentage-of-index contracts comprised 15% of our Mid-Continent Operations’ volumes for the year ended December 31, 2006, while percentage-of-index with percentage-of-proceeds “switch” contracts comprised 12% of our Mid-Continent Operations’ volumes for the year ended December 31, 2006. Under a percentage-of-index contract, we purchase and resell natural gas at an index-related price, deriving our gross margins from the difference. Under a percentage-of-index with a percentage-of-proceeds “switch” arrangement, we pay producers on either a percentage-of-proceeds or percentage-of-index basis, determined under these contracts on the basis most favorable to us.

Fixed-Fee Arrangements.  Under substantially all fixed-fee arrangements, producers pay us a fixed fee to gather their natural gas.

Natural Gas Sales and NGL Sales.  We sell natural gas in our Mid-Continent Operations segment under index-related pricing terms to marketing affiliates of integrated companies or other midstream companies, power producers and end-users. We sell natural gas under index-related pricing terms. ONEOK Energy Services and Enogex are the largest purchasers of our natural gas in our Mid-Continent Operations segment. With respect to sales of NGLs in our Mid-Continent Operations segment, we sell the majority of our NGLs to ONEOK Hydrocarbon or Enogex. All NGLs are sold under index-related pricing arrangements.

Texas Gulf Coast Pipelines Contracts

Our Texas Gulf Coast Pipelines segment purchases natural gas for transportation and resale and also transports and provides other services for natural gas that it does not purchase on a fee-for-service basis. For the year ended December 31, 2006, we purchased 54% of the natural gas volumes delivered to our pipelines and transported 46% on a fee-for-service basis. These volumes exclude volumes associated with Webb Duval, substantially all of which are transported on a fee-for-service basis.

Natural Gas Purchases.  Generally, we purchase natural gas attached to our pipeline systems under discount-to-index arrangements. Under these arrangements, we generally purchase natural gas at either (i) a percentage discount to an index price, (ii) an index price less a fixed amount or (iii) a percentage discount to an index price less a fixed amount. We then gather, deliver and resell the natural gas under arrangements described below. For the year ended December 31, 2006, volumes related to discount-to-index purchase arrangements accounted for 96% of total purchased volumes. The gross margins we realize under the arrangements described in clauses (i) and (iii) above decrease in periods of low natural gas prices and increase during months of high natural gas prices because these gross margins are based on a percentage of the index price. In many cases, our contracts for natural gas purchases allow us to charge producers fees for treating, compression, dehydration or services other than processing and conditioning.

We also purchase natural gas under a limited number of intra-month, fixed-price arrangements used for balancing our portfolio for the month. Transactions under these arrangements are executed to support intra-month changes in operating conditions, including customer requirements, and not for purposes of speculation. For the year ended December 31, 2006, volumes related to such fixed-price arrangements accounted for 4% of total purchased volumes.

Fee-For-Service Transport.  We generally transport natural gas on our pipeline systems under fixed-fee arrangements pursuant to which our transportation fee income represents an agreed rate per unit of throughput. The revenue we earn from these arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced. For the year ended December 31, 2006, volumes related to fixed-fee arrangements accounted for 80% of total natural gas volumes that we transport on behalf of third-party shippers.

We also derive some transportation fee income based upon percentage-of-index fee arrangements. Under this type of arrangement, the fee we receive for gathering or transporting the natural gas is based upon a percentage of an index price. The fee we realize under this type of arrangement decreases in periods of low natural gas prices and increases during periods of high natural gas prices. For the year ended December 31, 2006, volumes related to percentage-of-index fee arrangements accounted for 2% of total transported volumes. For the year ended December 31, 2006, volumes related to a combination of fixed-fee and percentage-of-index fee arrangements accounted for 18% of total transported volumes. In many cases, our contracts for natural gas transportation allow us to charge shippers fees for treating, compression, dehydration or services other than processing and conditioning.

Natural Gas Sales.  We sell natural gas to other natural gas pipelines, marketing affiliates of integrated oil companies or other midstream companies, utilities, power producers and end-users. We sell natural gas under index-related pricing terms with the exception of a limited number of intra-month fixed-price sales arrangements used for balancing our portfolio for the month. KMTP and CenterPoint are the largest purchasers of our natural gas in the Texas Gulf Coast Pipelines segment. Transactions under these fixed-price arrangements are executed to support intra-month changes in operating conditions, including customer requirements, and not for purposes of speculation.

Processing and Conditioning Services.  With respect to natural gas requiring processing and conditioning services, our Texas Gulf Coast Pipelines segment contracts with our Texas Gulf Coast Processing segment to provide such services on the terms described below.

Texas Gulf Coast Processing Contracts

With respect to services performed by our Texas Gulf Coast Processing segment, we contract under the following types of arrangements:

•	Keep-Whole with Conditioning Fee Arrangements. Under keep-whole with conditioning fee arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under these types of arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs from the natural gas during processing or conditioning reduces the Btus of the natural gas, which we are required to replace. To “keep-whole” these producers or third-party transporters, we must use a portion of the natural gas that we purchase from producers at market prices. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increase relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs. In the latter case, we are generally able to reduce our commodity price exposure by conditioning rather than processing the natural gas, as described below. For the year ended December 31, 2006, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 83% of total plant volumes.

•	Keep-Whole without Conditioning Fee Arrangements. Under keep-whole without conditioning fee arrangements, we receive natural gas from the producer or third-party transporter, process the natural gas and sell the resulting NGLs to third parties at market prices. Like the arrangement described above, under these contracts we are required to replace the Btus reduced during processing or conditioning. These contracts are subject to all of the considerations described in “Keep-Whole with Conditioning Fee Arrangements” above, except that we do not charge the producer or transporter a conditioning fee. It is generally not our policy to enter into new keep-whole contracts without conditioning fee arrangements or pricing provisions that provide positive gross margins during conditioning periods. For the year ended December 31, 2006, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 10% of total plant volumes. Our Texas Gulf Coast Pipelines segment earned gross margins with respect to these volumes pursuant to other provisions of the applicable contracts.

•	Percentage-of-Proceeds Arrangements. Under percentage-of-proceeds arrangements, we generally receive and process natural gas on behalf of producers, sell or redeliver the resulting residue gas and sell the NGL volumes at index-related prices. We remit to producers an agreed upon index-related price for the natural gas, if not redelivered, and an agreed upon percentage of the NGL proceeds. Under these types of arrangements, our revenues and gross margins increase as NGL prices increase, and our revenues and gross margins decrease as NGL prices decrease. For the year ended December 31, 2006, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for 7% of total plant volumes.

•	Fixed-Fee, or Tolling, Arrangements. Under fixed-fee arrangements, producers pay us a fixed fee to process their natural gas. These types of arrangements require us to pay the producer for all, or substantially all, of the value of NGLs recovered and to redeliver the residue gas in exchange for a fixed fee. For the year ended December 31, 2006, volumes at our Houston Central Processing Plant related to this type of fee arrangement accounted for less than 1% of total plant volumes.

We also provide processing and conditioning services under contracts that contain a combination of the arrangements described above. Additionally, we may share a fixed or variable portion of our processing margins with the producer or third-party transporter in the form of “processing upgrade” payments during periods where such margins are in excess of an agreed-upon amount.

All of our processing agreements allow us to determine, in our sole discretion, whether we process or condition natural gas. We determine whether to process or condition the natural gas based upon the price of natural gas and various NGL products. When NGL extraction is unprofitable, NGLs are left in the natural gas stream to the maximum extent allowed by pipeline quality specifications, thus reducing the amount of fuel consumed by the processing plant and the loss in Btus resulting from the extraction of the NGLs. When we elect to condition natural gas, typically our natural gas fuel consumption volumes are reduced by approximately 80% and the Btu reduction associated with the extraction of NGLs is reduced by approximately 90% while our average barrels of NGLs extracted from natural gas is reduced by approximately 93%. For a detailed discussion of our processing and conditioning capabilities, please read Item 1 “Business — Our Operations — Texas Gulf Coast Processing Segment” of this Annual Report.

NGL Product Sales.  We use our Sheridan NGL Pipeline-West Segment and, upon becoming operational in 2007, our Brenham NGL Pipeline, to transport NGLs to an interconnect with Enterprise Products Partners’ Seminole Pipeline where we sell the NGLs at market prices to Enterprise Products Partners. At the tailgate of the plant, we deliver and sell stabilized condensate to TEPPCO based on an index-related price. Our Sheridan NGL Pipeline-East Segment originates at the Enterprise Products Partners’ Almeda station in south Houston and delivers butylenes to the Shell Deer Park Plant on the Houston Ship Channel.

Our Commercial Relationship with Kinder Morgan Texas Pipeline.  For the year ended December 31, 2006, approximately 76% of the natural gas volumes processed or conditioned at our Houston Central Processing Plant was delivered to the plant through the KMTP Laredo-to-Katy pipeline while the remaining 24% was delivered directly to the plant from our gathering systems. Of the volumes delivered to the plant from the KMTP Laredo-to-Katy pipeline, approximately 28% were delivered from gathering systems controlled by us, while 72% were delivered by KMTP from sources other than our gathering systems. We refer to the natural gas delivered into the KMTP Laredo-to-Katy pipeline from sources other than our gathering systems as “KMTP Gas.” Of the total volume of NGLs extracted at the plant during this period, 35% originated from KMTP Gas, while 65% was attributable to gathering systems controlled by us, including our gathering systems connected directly to the plant. Under our contractual arrangement related to KMTP Gas, we receive natural gas at our plant, process or condition the natural gas and sell the NGLs to third parties at market prices. Because the extraction of NGLs from the natural gas stream during processing or conditioning reduces the Btus of the natural gas, our arrangement with KMTP requires us to use a portion of the natural gas that we purchase from producers at market prices to replace the loss in Btus. Pursuant to an amendment to this contract with KMTP, effective February 1, 2006, we make a processing payment to KMTP only during periods of favorable processing margins. In addition, the amendment provides that during periods of unfavorable processing margins, KMTP pays us the lesser of (i) the difference between the processing margin and a specified threshold or (ii) a fixed fee per Mcf of KMTP Gas. The amended processing agreement extends through January 31, 2011, with automatic annual renewals thereafter unless canceled by either party upon 180 days’ prior written notice.

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountain region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital will be favorable because unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

Acquisition Analysis.  In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the assets in relation to our business strategy, expertise required to manage the assets, capital required to integrate and maintain the assets, and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various case scenarios, comparative market parameters and the additive earnings and cash flow capabilities of the assets.

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

Items Impacting Comparability of Our Financial Results

Our Acquisitions

Since our inception in 1992, we have grown through a combination of numerous acquisitions, including the acquisition of our Mid-Continent Operations segment and significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with a number of sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions. For example, the year ended December 31, 2005 is not comparable to the year ended December 31, 2006 because of our acquisition of our Mid-Continent Operations segment in August 2005.

Adoption of SFAS No. 123(R)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) which requires the grant date fair value of the award to be recognized as expense over the vesting period of the award. We have elected to use the modified prospective method and accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expenses in our consolidated statements of operations. The adoption of this statement did not have a material effect on our financial position or results of operations. Please read Notes 2 and 9 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Our Results of Operation

	Year Ended December 31,
	2006	2005(1)	2004
	($ in thousands)

Total segment gross margin(2)	$188,088	$104,091	$51,501
Operations and maintenance expenses	32,484	18,459	12,486
Depreciation and amortization	31,993	17,052	7,287
General and administrative expenses	26,535	18,156	9,217
Taxes other than income	2,061	1,178	770
Equity in earnings from unconsolidated affiliates	(1,297)	(927)	(419)

Operating income	96,312	50,173	22,160
Interest and other financing costs, net	(31,198)	(19,821)	(23,075)

Net income (loss)	$65,114	$30,352	$(915)

Segment gross margin:
Mid-Continent Operations(3)	$95,614	$40,683	$—
Texas Gulf Coast Pipelines(4)	40,544	32,857	30,076
Texas Gulf Coast Processing	50,577	30,191	21,425
Corporate	1,353	360	—

Total segment gross margin(2)	$188,088	$104,091	$51,501

Segment gross margin per unit:
Mid-Continent Operations:(3)
Pipeline throughput ($/MMBtu)	$1.48	$1.68	—
Plant inlet throughput ($/MMBtu)	$2.09	$2.49	—
NGLs produced ($/Bbl)	$22.18	$29.07	—
Texas Gulf Coast Pipelines:
Pipeline throughput ($/MMBtu)(4)	$0.44	$0.39	$0.35
Texas Gulf Coast Processing:
Plant inlet throughput ($/MMBtu)(5)	$0.27	$0.15	$0.10
NGLs produced ($/Bbl)(5)	$9.40	$6.33	$3.81

	Year Ended December 31,
	2006	2005(1)	2004
	($ in thousands)

Volumes:
Mid-Continent Operations:(3)
Pipeline throughput (MMBtu/d)	177,368	158,334	—
Plant inlet throughput (MMBtu/d)	125,364	106,877	—
NGLs produced (Bbls/d)	11,811	9,146	—
Texas Gulf Coast Pipelines:
Pipeline throughput (MMBtu/d)(4)	260,442	232,280	239,770
Texas Gulf Coast Processing:
Plant inlet throughput (MMBtu/d)	522,465	561,085	559,939
NGLs produced (Bbls/d)	14,740	13,066	15,373

Maintenance capital expenditures(6)	$8,984	$5,394	$1,790
Expansion capital expenditures(7)	53,298	487,578	7,130

Total capital expenditures	$62,282	$492,972	$8,920

Operations and maintenance expenses:
Mid-Continent Operations	$17,185	$5,917	$—
Texas Gulf Coast Pipelines	7,232	5,516	5,813
Texas Gulf Coast Processing	8,067	7,026	6,673

Total operations and maintenance expenses	$32,484	$18,459	$12,486

(1)	Our summary financial and operating data for the year ended December 31, 2005 include the results of our Mid-Continent Operations segment from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(2)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read Item 6 “Selected Financial Data” of this Annual Report.

(3)	Segment gross margin per unit amounts for the Mid-Continent Operations segment are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represent total volumes processed and produced by the Mid-Continent Operations segment at all plants, including our owned plants and plants owned by third parties. For the year ended December 31, 2006, plant inlet throughput averaged 82,045 MMBtu/d and NGLs produced averaged 7,989 Bbls/day for plants owned by the Mid-Continent Operations segment. For the period from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005, plant inlet throughput averaged 65,962 MMBtu/d and NGLs produced averaged 5,500 Bbls/d for plants owned by the Mid-Continent Operations segment. This data excludes results and volumes associated with our interest in Southern Dome.

(4)	Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 117,303 MMBtu/d, 121,864 MMBtu/d and 118,873 MMBtu/d for the years ended December 31 2006, 2005 and 2004, respectively.

(5)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

(6)	Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Mid-Continent Operations Segment Gross Margin.  For the year ended December 31, 2006, the segment gross margin for our Mid-Continent Operations segment totaled $95.6 million. During the same period, this segment gathered or transported an average of 177,368 MMBtu/d of natural gas on its pipelines, processed an average of 125,364 MMBtu/d of natural gas and produced an average of 11,811 Bbls/d of NGLs. Our Mid-Continent Operations segment was established upon our acquisition of ScissorTail on August 1, 2005 and during the period from August 1, 2005 through December 31, 2005, segment gross margin for our Mid-Continent Operations segment totaled $40.7 million. During the same period, this segment gathered or transported an average of 158,334 MMBtu/d of natural gas on its pipelines, processed an average of 106,877 MMBtu/d of natural gas and produced an average of 9,146 Bbls/d of NGLs.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $40.5 million for the year ended December 31, 2006 compared to $32.8 million for the year ended December 31, 2005, an increase of $7.7 million, or 23%. This increase primarily resulted from a 12% increase in volumes during the year ended December 31, 2006 and a 13% increase in unit margins primarily as a result of upgrade payments received from the Texas Gulf Coast Processing segment. The increase was partially offset by lower average natural gas prices during the year ended December 31, 2006 compared to the year ended December 31, 2005. During the year ended December 31, 2006, the HSC natural gas index price averaged $6.53 per MMBtu compared to $7.54 per MMBtu during the year ended December 31, 2005, a decrease of $1.01, or 13%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $50.6 million for the year ended December 31, 2006 compared to $30.2 million for the year ended December 31, 2005, an increase of $20.4 million, or 68%. For the year ended December 31, 2006, we experienced improvements of $31.8 million in our processing segment gross margin primarily as a result of increased NGL prices and increased liquids output at our Houston Central Processing Plant. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This increase in our processing segment gross margin was partially offset by a (i) $7.1 million increase in upgrade payments to natural gas suppliers, including the Texas Gulf Coast Pipelines segment, during the year ended December 31, 2006 as compared to the year ended December 31, 2005 and (ii) decreased conditioning fee revenue of $4.3 million.

Corporate Segment Gross Margin.  The corporate segment gross margin was $1.4 million for the year ended December 31, 2006 compared to $0.4 million for the year ended December 31, 2005. The corporate segment gross margin for the year ended December 31, 2006 is attributable to our commodity risk management activities and is comprised of (i) $12.1 million of net cash settlements on expired put contracts offset by (ii) $10.4 million of amortization expense related to purchased put derivatives and (iii) $0.3 million of unrealized losses related to the ineffective portion of our hedges. The corporate segment gross margin for the year ended December 31, 2005 primarily related to our commodity risk management activities that commenced in July 2005 and were accounted for on a mark-to-market basis through October 24, 2005.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $32.5 million for the year ended December 31, 2006 compared to $18.5 million for the year ended December 31, 2005, an increase of $14.0 million, or 76%. This increase primarily relates to (i) our acquisition of our Mid-Continent Operations on August 1, 2005 of $11.3 million, (ii) increased field personnel, chemical, repair and maintenance expenses of $1.7 million in our Texas Gulf Coast Pipelines segment partially as a result of acquiring approximately 200 miles of pipelines during 2006 and (iii) increased field utility, regulatory, pipeline lease, repair and maintenance expenses of $1.0 million in our Texas Gulf Coast Processing segment.

Depreciation and Amortization.  Depreciation and amortization totaled $32.0 million for the year ended December 31, 2006 compared with $17.1 million for the year ended December 31, 2005, an increase of $14.9 million, or 87%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after December 31, 2005 and our acquisition of our Mid-Continent Operations on August 1, 2005.

General and Administrative Expenses.  General and administrative expenses totaled $26.5 million for the year ended December 31, 2006 compared with $18.2 million for the year ended December 31, 2005, an increase of $8.3 million, or 46%. The increase primarily relates to (i) expenses associated with the operations of our Mid-Continent Operations acquired on August 1, 2005 of $2.6 million, (ii) expenses associated with additional personnel, consultants and office space and compensation adjustments of $3.2 million (excluding those expenses associated with our Mid-Continent Operations), (iii) costs of Sarbanes-Oxley compliance and accounting fees of $0.9 million and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.6 million. Additionally, we experienced an increase of $1.0 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $32.9 million for the year ended December 31, 2006 compared with $20.5 million for the year ended December 31, 2005. Interest expense related to our senior secured revolving credit facility totaled $8.8 million (net of $1.0 million of capitalized interest and settlements under our interest rate swaps) and $8.1 million for the years ended December 31, 2006 and 2005, respectively. Interest on our Senior Notes totaled $16.5 million for the year ended December 31, 2006. Interest on our unsecured term loan and our term loan facility totaled $3.1 million for the year ended December 31, 2006. Interest on our term loan facility totaled $6.6 million for the year ended December 31, 2005. Amortization of debt issue costs totaled $4.5 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. Amortization of debt issue costs for the year ended December 31, 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under our senior secured revolving credit facility from $350 million to $200 million and a one-time charge of $0.6 million related to the early termination of the unsecured term loan. Amortization of debt issue costs for the year ended December 31, 2005 included one-time charges of $1.6 million related to the early termination of credit facilities in existence prior to the senior secured revolving credit facility. Interest expense increased primarily as a result of increased borrowings under our credit agreements as a result of our acquisition of our Mid-Continent Operations segment on August 1, 2005 and the issuance of our Senior Notes in February 2006. Average borrowings under these credit arrangements were $373.2 million and $227.5 million with average interest rates of 8.3% and 7.6% for the years ended December 31, of 2006 and 2005, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness” for a detailed discussion of our senior secured revolving credit facility and our Senior Notes.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Mid-Continent Operations Segment Gross Margin.  On August 1, 2005, we completed our acquisition of ScissorTail. During the period from August 1, 2005 through December 31, 2005, segment gross margin for our Mid-Continent Operations segment totaled $40.7 million. This segment gathered or transported an average of 158,334 MMBtu/d of natural gas on its pipelines, processed an average of 106,877 MMBtu/d of natural gas and produced an average of 9,146 Bbls/d of NGLs.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $32.8 million for the year ended December 31, 2005 compared to $30.1 million for the year ended December 31, 2004, an increase of $2.7 million, or 9%. The increase was primarily attributable to higher average natural gas prices during the year ended December 31, 2005 compared to the year ended December 31, 2004, which resulted in an increase in margins associated with our index price-related gas purchase and transportation arrangements. During the year ended December 31, 2005, the HSC natural gas index price averaged $7.54 per MMBtu compared to $5.78 per MMBtu during the year ended December 31, 2004, an increase of $1.76, or 30%. Additionally, a portion of the increase in gross margin for this pipeline segment resulted from the acquisitions of our Karnes County

Gathering System in September 2004 and our Runge Gathering System in December 2004, the results from which are reflected for the full year of 2005.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $30.2 million for the year ended December 31, 2005 compared to $21.4 million for the year ended December 31, 2004, an increase of $8.8 million, or 41%. For the year ended December 31, 2005, we experienced improvements of $5.4 million in our Texas Gulf Coast Processing segment gross margin as a result of increased plant utilization and an improved commodity price environment. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” Our Texas Gulf Coast Processing segment gross margin was further improved during the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of increased conditioning fee revenue of $2.6 million. Additionally, our Texas Gulf Coast Processing segment gross margin increased because processing upgrade payments to natural gas suppliers, including our pipeline affiliates, decreased by $0.8 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Corporate Segment Gross Margin.  The corporate segment gross margin primarily consists of an unrealized gain of $0.4 million for the year ended December 31, 2005 primarily related to our commodity risk management activities that commenced in July 2005 accounted for on a mark-to-market basis through October 24, 2005.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $18.5 million for the year ended December 31, 2005 compared to $12.5 million for the year ended December 31, 2004. The increase of $6.0 million, or 48%, is primarily attributed to our acquisition of our Mid-Continent Operations on August 1, 2005.

Depreciation and Amortization.  Depreciation and amortization totaled $17.1 million for the year ended December 31, 2005 compared with $7.3 million for the year ended December 31, 2004, an increase of $9.8 million, or 134%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after December 31, 2004, including our acquisition of our Mid-Continent Operations on August 1, 2005, the purchase and modification of the Karnes County Gathering System during September 2004 and the purchase of and modifications and enhancements made to the Runge Gathering System during the fourth quarter of 2004.

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

Interest Expense.  Interest and other financing costs totaled $20.5 million for the year ended December 31, 2005 compared with $23.2 million for the year ended December 31, 2004. Interest expense related to our credit facilities totaled $14.7 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Average borrowings under these credit facilities were $227.5 million and $61.3 million with average interest rates of 7.6% and 5.3% for 2005 and 2004, respectively. Amortization of debt issue costs totaled $5.8 million and $2.0 million for the year ended December 31, 2005 and 2004, respectively. Amortization of debt issue costs for the year ended December 31, 2005 included one-time charges of $1.6 million related to the early termination of the credit facilities in existence prior to our current senior secured revolving credit facility. Amortization of debt issue costs for the year ended December 31, 2004 included a one-time charge of $0.3 million related to the early termination of the then outstanding Texas Gulf Coast Processing credit facility. Additionally, interest expense for the year ended December 31, 2004 included $9.4 million of interest related to the payment-in-kind preferred units issued to certain pre-IPO investors that held the redeemable preferred units, the accretion of the allocated warrant value associated with the redeemable preferred units and payment-in-kind interest under a subsidiary term loan entered into in 2001. Interest expense for the year ended December 31, 2004 also included write-offs totaling $9.2 million of which (i) $8.9 million related to the remaining discount and issuance costs associated with the redeemable preferred units which were redeemed using proceeds from the IPO and (ii) $0.3 million related to the remaining discount associated with our purchase of the warrant issued by one of our subsidiaries to the lender under this subsidiary’s term loan. The decrease in interest expense is due primarily to our redemption of the redeemable preferred units offset by borrowings under our senior secured credit facility and term loan facility.

General Trends and Outlook

Our segment gross margins are influenced by the price of natural gas and by drilling activity in our operating regions. Increases in natural gas prices generally have a positive impact on our segment gross margins and, conversely, a reduction in natural gas prices negatively impacts our segment gross margins in our Mid-Continent Operations and our Texas Gulf Coast Pipelines segments. Increases in natural gas prices generally have a negative impact on our segment gross margins and, conversely, a reduction in natural gas prices positively impacts our segment gross margins in our Texas Gulf Coast Processing segment and for the company as a whole. On average, natural gas prices for the last half of 2006 trended upward as compared to natural gas prices for 2005.

Volumes of natural gas on our pipelines also impact our segment gross margins. Increases in volumes gathered or transported positively impact our segment gross margins and conversely, reductions in volumes gathered or transported negatively impact our segment gross margins. Higher natural gas prices typically encourage drilling activity in our operating regions. On average, the volume of natural gas on our pipelines increased in 2006 as compared to 2005. We believe that natural gas prices will continue to fluctuate over the next twelve months, but will remain at levels sufficient to support high levels of drilling activity.

Our segment gross margins are also influenced by the price of NGLs and the content of NGLs contained in natural gas delivered to our plants or that we deliver to third-party plants where we process natural gas. Increases in NGL prices have a positive impact on our segment gross margins and, conversely, a reduction in NGL prices negatively impacts our segment gross margins for each of our operating segments. On average, NGL prices for 2006 trended upward as compared to NGL prices for 2005. Average NGL prices for 2005 were higher than the full-year average price in 2004. The content of NGLs in natural gas delivered to our plants or that we deliver to third-party plants where we process natural gas also impacts our gross margins. Increases in the content of NGLs in this natural gas positively impacts our segment gross margins if the price of NGLs exceeds the cost of the natural gas required to extract such NGLs. Conversely, reductions in the NGL content of this natural gas negatively impact our segment gross margins under such circumstances. We believe that NGL prices will continue to fluctuate in 2007, but at levels generally consistent with current levels.

In addition to operating and maintenance expenses, general and administrative expenses and maintenance capital expenditures, our distributable cash flow is impacted by the interest expense we pay on our indebtedness. Currently, interest rates on all of our outstanding borrowings are fixed as a result of interest rate hedges in effect for borrowings under our senior secured revolving credit facility. If our borrowings were to exceed the levels of the amount of our current hedged amounts, the additional level of borrowings would fluctuate based on reserve-adjusted interbank offered market rates. Increases in floating interest rates have a negative impact on our distributable cash flow and, conversely, decreases in floating interest rates have a positive impact on distributable cash flow. Interest rates for 2006 and 2007 have trended upward.

Impact of Inflation

Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry has experienced an increase in labor and materials costs during the year, although these increases did not have a material impact on our results of operations for the periods presented. Although the impact of inflation has not been significant in recent years, it is still a factor in the United States economy in general and specifically in the midstream natural gas industry and may further increase the cost to acquire or replace property, plant and equipment and may further increase the cost of labor and supplies and capital available to us. To the extent permitted by competition, regulation and our existing agreements, we may pass along increased costs to our customers in the form of higher fees.

Liquidity and Capital Resources

Cash generated from operations, borrowings under our senior secured revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

On October 31, 2006, we filed an automatically effective shelf registration statement on Form S-3 for the offer and sale from time to time of our common units and debt securities, including additional senior notes. Copano Energy Finance Corporation (“CEFC”), our wholly-owned subsidiary, may act as co-issuer of the debt securities and all of our other direct or indirect subsidiaries, other than “minor subsidiaries” (as interpreted in securities regulation governing financial reporting for guarantors), may guarantee the debt securities. As of the date hereof, we have not sold any debt securities under the new shelf registration statement. However, on December 6, 2006, we closed an underwritten public offering of 2,500,000 common units at $59.11 per unit and, on December 21, 2006, the underwriters exercised their option to purchase 375,000 additional common units to cover over-allotments under this new shelf registration. Proceeds from the offering and the over-allotment were used to repay in full our $100 million unsecured term loan, reduce outstanding indebtedness under our senior secured revolving credit facility by $30 million, expand our commodity risk management portfolio and for general company purposes.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of December 31, 2006.

Capital Requirements.  The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	maintenance capital expenditures, which are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•	expansion capital expenditures such as those to acquire additional assets to grow our business, to expand and upgrade gathering systems, transmission capacity or processing plants and to construct or acquire new pipelines or processing plants.

Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisitions. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Growth Strategy — Acquisition Analysis.”

During the year ended December 31, 2006, our capital expenditures totaled $62.3 million, consisting of $9.0 million of maintenance capital and $53.3 million of expansion capital. Additionally, we contributed $10.4 million to Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines to support anticipated future production from a field restoration and development project in Oklahoma County, Oklahoma. We funded our capital expenditures and investment in Southern Dome with funds from operations, borrowings under our senior secured revolving credit facility and the issuance of additional equity. Additional expansion capital expenditures related to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our senior secured revolving credit facility and the issuance of additional equity or debt as appropriate given market conditions. Based on our current scope of operations, we anticipate incurring approximately $9.0 million to $11.0 million of maintenance capital expenditures over the next 12 months.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2006, is as follows:

	Payment Due by Period
	Total				More than 5
Type of Obligation	Obligation	Within 1 Year	2-3 Years	4-5 Years	years
	(In thousands)

Long-term debt	$255,000	$—	$—	$—	$255,000
Interest(1)	178,743	20,411	40,823	40,823	76,686
Operating leases	7,781	2,432	3,211	1,851	287

Total contractual cash obligations(1)	$441,524	$22,843	$44,034	$42,674	$331,973

(1)	These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2006, the fair value of our interest rate swap contracts, which expire in July 2010, totaled $0.4 million.

In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of December 31, 2006, we had fixed contractual commitments to purchase 469,650 MMBtu of natural gas in January 2007. All of these contracts were based on index-related prices. Using these index-related prices at December 31, 2006, we had total commitments to purchase $2.7 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. During December 2006, we purchased 8,315,586 MMBtu of natural gas under such contracts.

For a discussion of our real property leases, please read Item 1 “Business — Office Facilities.”

Cash Flows.

The following summarizes our cash flows for each of the three years ended December 31, 2006, as reported in the historical consolidated statements of cash flows found in Item 8 of this Annual Report.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$91,679	$280	$17,697
Net cash used in investing activities	(70,291)	(491,708)	(8,919)
Net cash (used in) provided by financing activities	(7,201)	509,710	(6,370)

Net increase in cash and cash equivalents	14,187	18,282	2,408
Cash and cash equivalents at beginning of year	25,297	7,015	4,607

Cash and cash equivalents at end of year	$39,484	$25,297	$7,015

Operating:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income (loss)	$65,114	$30,352	$(915)
Depreciation and amortization	36,455	22,775	9,287
Equity in earnings from unconsolidated affiliates	(1,297)	(927)	(419)
Deferred equity compensation, unrealized gain and other	2,086	1,309	(8)
Non-cash interest expense	—	—	17,132
Cash used in working capital	(10,679)	(53,229)	(7,380)

Net cash provided by operating activities	$91,679	$280	$17,697

The overall increase of $91.4 million in operating cash flow for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily the result of an increase in net income of $34.8 million, an increase in non-cash items of $14.1 million and a increase in the changes in working capital components (exclusive of cash and cash equivalents) of $42.5 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $31.7 million and risk management assets of $19.6 million and a decrease in accounts payable and accrued liabilities of $8.8 million.

The overall decrease of $17.4 million in operating cash flow for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily the result of an increase in net income of $31.3 million, a decrease in non-cash items of $2.9 million and a increase in the changes in working capital components (exclusive of cash and cash equivalents) of $45.8 million. This increase in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $2.2 million and risk management assets of $42.6 million and a decrease in accounts payable and accrued liabilities of $1.0 million.

We believe that we will continue to have adequate liquidity to fund future recurring operating and investing activities. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations and revenue generating expenditures, interest payments on our senior secured revolving credit facility and Senior Notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our senior secured revolving credit facility and the issuance of additional equity and debt securities, as appropriate. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend on various factors, including prevailing market conditions, interest rates, our financial condition and our credit ratings at the time.

Investing:  Net cash used in investing activities was $70.3 million for the year ended December 31, 2006 compared to $491.7 million for the year ended December 31, 2005. Investing activities for 2006 include costs primarily related to (i) $59.9 million of capital expenditures for several bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Provident City System, progress payments for the purchase of compressor units, the installation of an additional amine treater and a modification of an existing amine treater at our Houston Central Processing Plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden Processing Plant in Oklahoma, the construction of an 8-mile pipeline between two compressor stations in our Mid-Continent Operations area and the acquisition of rights-of-way and (ii) $10.4 million investment in Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines that began operations in late April 2006. Capital expenditures for 2005 include costs related to the acquisition of our Mid-Continent Operations segment and several small pipeline systems and the completion of well connections.

Net cash used in investing activities was $491.7 million for the year ended December 31, 2005 compared to $8.9 million for the year ended December 31, 2004. Capital expenditures for 2005 include costs related to the acquisition of our Mid-Continent Operations segment on August 1, 2005 and several small pipeline systems, completing the integration of the Runge Gathering System, building well interconnects, purchasing compressors, constructing a monitoring and control system for our NGL line and upgrading dehydration facilities at the inlet to the cryogenic portion of our Houston Central Processing Plant slightly offset by the release of restricted cash. Capital expenditures in 2004 include expenditures for the acquisition of compression equipment, the Karnes County Gathering System and the Runge Gathering System as well as the continued development and installation of our SCADA system.

Financing:  Net cash used in financing activities totaled $7.7 million during the year ended December 31, 2006 and included (i) net proceeds from our follow-on public offering of common units in December 2006 of $161.8 million, (ii) net proceeds from our private placement of common units of $24.4 million in January 2006, (iii) capital contributions of $4.6 million from our pre-IPO investors and (iv) proceeds from the exercise of unit options of $0.4 million, offset by (a) net repayments under our debt arrangements of $144.9 million, (b) distributions to our unitholders of $47.0 million and (c) deferred financing costs of $7.0 million.

Net cash provided by financing activities totaled $509.7 million during the year ended December 31, 2005 and included (i) net borrowings under our credit facilities of $341.0 million, (ii) net proceeds from the private placement of common units and Class B units of $198.9 million in August 2005 and December 2005 and (iii) capital contributions of $4.2 million from our pre-IPO investors and from the exercise of unit options, offset by (a) distributions to our unitholders of $23.4 million, (b) deferred financing costs of $9.8 million and (c) $1.2 million of payments under short-term financing arrangements.

Net cash used in financing activities for the year ended December 31, 2004 totaled $6.4 million and included (i) net proceeds from our IPO of $106.9 million, (ii) net borrowings of long-term debt prior to our IPO of $3.5 million reduced by payments related to (a) cash distributions paid to the pre-IPO common and preferred unitholders of $4.0 million, (b) $3.4 million of offering costs and (c) debt financing related costs of $2.5 million.

Cash Distributions and Reserves:  For a discussion of our cash distributions and reserves, please read Item 5 “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Description of Our Indebtedness

As of December 31, 2006 and 2005, our aggregate outstanding indebtedness totaled $255 million and $398 million, respectively.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of B1 with a positive outlook, a B2 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB− with a positive outlook and a B+ rating for our Senior Notes.

Senior Secured Revolving Credit Facility.  On August 1, 2005, we entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit. In January 2006, we amended the Credit Facility to, among other things, permit the unsecured indebtedness incurred as a result of our issuance of the Senior Notes discussed below. In September 2006, the Credit Facility was again amended to, among other things, enable us to incur the unsecured indebtedness represented by the Unsecured Term Loan discussed below and reduce the commitment amount under the Credit Facility from $350 million to $200 million.

In January 2007, we further modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA).

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

The Credit Facility contains various covenants that limit us and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits us and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including (i) certain purchase money indebtedness and indebtedness related to capital or synthetic leases, (ii) unsecured indebtedness qualifying as subordinated debt and (iii) certain privately placed or public term unsecured indebtedness.

The Credit Facility also contains covenants, which, among other things, require us and certain of our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•	EBITDA to interest expense of not less than 3.0 to 1.0;

•	total debt to EBITDA of not more than 5.0 to 1.0 (with no future reductions) with the option to increase the total debt to EBITDA ratio to not more than 5.5 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $50 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

Based upon the total debt to EBITDA ratio calculated as of December 31, 2006 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $170 million of unused capacity under the Credit Facility.

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

At our election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.25% and 2.25% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

If an event of default exists under the Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default on the payment of any other indebtedness in excess of $5 million or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $5 million against which enforcement proceedings are brought or that are not stayed pending appeal; and

•	a change of control (as defined in the Credit Facility).

The effective average interest rate on borrowings under the Credit Facility for the year ended December 31, 2006 was 7.4% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of December 31, 2006 (0.20% effective January 12, 2007). Interest and other financing costs related to the Credit Facility totaled $12.5 million for the year ended December 31, 2006 and included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Interest and other financing costs related to the Credit Facility totaled $6.6 million for the period from August 1, 2005 through December 31, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of December 31, 2006, the unamortized portion of debt issue costs totaled $2.1 million.

Our management believes that we are in compliance with the covenants under the Credit Facility as of December 31, 2006.

Senior Notes.  On February 7, 2006, we completed the sale of the Senior Notes due 2016. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $219.4 million to (i) repay and terminate our $170 million term loan, (ii) reduce the balance outstanding under our Credit Facility by $68.0 million and (iii) pay expenses of approximately $1.4 million. On July 25, 2006 and pursuant to a registered exchange offer, we exchanged all of our outstanding Senior Notes for an equivalent amount of Senior Notes that were registered under the Securities Act of 1933, as amended. The terms of these notes are identical to the terms of the Senior Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Senior Notes have been deleted.

Interest and other financing costs related to the Senior Notes totaled $17.1 million for the year ended December 31, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of December 31, 2006, the unamortized portion of debt issue costs totaled $6.5 million.

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

These covenants are subject to important exceptions and qualifications and, additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

Recent Accounting Pronouncements

Share-Based Payment.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees and carries forward without change to prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and generally requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We began applying SFAS No. 123(R) to all equity awards as of January 1, 2006.

We have elected to use the modified prospective method. Under the modified prospective method, we must recognize compensation cost for all awards granted beginning January 1, 2006 and for the unvested portion of previously granted awards that are outstanding on that date and, accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expenses in our consolidated statements of operations. For further details on our adoption of SFAS 123R, please read Notes 2 and 9 to the Consolidated Financial Statements contained in Item 8 in this Annual Report.

Accounting Changes and Error Corrections.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this statement beginning January 1, 2006 and the adoption of this statement had no impact on our previously issued consolidated financial statements and is not expected to have a material effect on our consolidated financial position or results of operations in future financial statements.

Accounting for Purchases and Sales of Inventory with the Same Counterparty.  In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the statements of operations. This requirement is effective for new arrangements entered into after March 31, 2006. Periods prior to March 31, 2006 have not been restated. Our adoption of Issue 04-13 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes, by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is “more likely than not” to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating FIN 48 and do not expect it to have a material effect on our consolidated financial position or results of operations.

Accounting for Servicing of Financial Assets.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which amends SFAS No. 140. SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 is effective as of January 1, 2007 and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. We do not anticipate the adoption of SFAS No. 156 will have any material impact on our consolidated results of operations, cash flows or financial position.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133. The standard is effective for reporting periods beginning after November 15, 2007. We are evaluating SFAS No. 157 and currently do not expect it to have a material effect on our consolidated financial position or results of operations.

Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The standard requires recognition of the funded status of a benefit plan and provides additional disclosures. The standard is effective with the fiscal year ending after December 15, 2006 for entities with publicly-traded equity securities. Our adoption of SFAS No. 158 did not have a material effect on our consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We cannot currently estimate the impact of SFAS No. 159 on our consolidated results of operations, cash flows or financial position and have not yet determined whether or not we will choose to measure items subject to SFAS No. 159 at fair value.

Quantifying Misstatements in Current Year Financial Statements.  In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB No. 108”), codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which states that a public company should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors in prior years. If prior year errors that had been previously and appropriately considered immaterial are now considered material based on the approach of SAB No. 108, a public company is not required to amend prior period financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the year ending December 31, 2006 and the adoption of this statement did not have a material effect on our consolidated results of operations, cash flows or financial position.

Critical Accounting Policies and Estimates

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

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate whether long-lived assets, including related intangibles, have been impaired when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of management’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in regions in which our assets are located;

•	the availability and prices of raw natural gas supply;

•	improvements in exploration and production technology;

•	our ability to negotiate favorable sales agreements;

•	our dependence on certain significant customers, producers, gatherers, and transporters of natural gas; and

•	competition from other midstream service providers, including major energy companies.

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

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Annual Report, including, but not limited to, those under “— Results of Operation” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this Annual Report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include statements related to plans for growth of the business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	our ability to successfully integrate any acquired assets or operations;

•	the volatility of prices and market demand for natural gas and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain our key customers;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Annual Report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report under Item 1A “— Risk

Factors.” All forward-looking statements included in this Annual Report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, calls, swaps and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Commodity Prices

Commodity Price Risk.  NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices.

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

The impacts of commodity prices on our Texas Gulf Coast Processing segment are more complex, involving the interplay between our contractual arrangements and the ability of our Houston Central Processing Plant to either process or condition gas depending on a price relationship known as the processing spread or processing margin.  Under those arrangements, we receive natural gas from producers and third-party transporters, process or condition the natural gas and sell the resulting NGLs to third parties at market prices. Under a significant number of these arrangements, we also charge producers and third-party transporters a conditioning fee either at all times or only under certain conditions. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. The extraction of NGLs reduces the Btus of the natural gas processed at our Houston Central Processing Plant, which reduction is known as plant thermal reduction, or PTR. When NGL prices are high relative to natural gas prices, the processing margin is said to be positive, and we operate our Houston Central Processing Plant in a manner intended to extract NGLs to the fullest extent possible. During such periods, we use a portion of the natural gas that we purchase from producers for the purpose of meeting our PTR requirements. Because of our contractual arrangements, operating our Houston Central Processing Plant in maximum recovery mode creates a long position in NGLs and a short position in natural gas. When processing margins are negative, we operate our Houston Central Processing Plant in conditioning mode to extract the least amount of NGLs needed to meet downstream pipeline hydrocarbon dew point specifications. When we operate in a conditioning mode, the PTR requirements of our Houston Central Processing Plant are significantly lower. The ability to condition rather than to fully process natural gas provides an operational hedge that allows us to reduce our commodity price exposure. Accordingly, operating our Houston Central Processing Plant in conditioning mode reduces the long position in NGLs of our Texas Gulf Coast segments to nominal levels and eliminates our short position in natural gas for these segments on a combined basis.

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a 1-cent per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.7 million to our total segment gross margin for the year ended December 31, 2006. We also calculated that a 10-cent per MMBtu increase in the price of natural gas would have resulted in approximately a $1.9 million decrease to our total segment gross margin, and vice versa, for the year ended December 31, 2006. These relationships are not necessarily linear. Due to the prices received for natural gas and NGLs during the fourth quarter 2006, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Processing Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

Commodity Price Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our risk management policy, which, as amended in November 2006, allows management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil;

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or to the operations of an entity to be acquired by us;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or to the operations of an entity to be acquired by us.

Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	notional volume must not exceed 80% of the projected requirements or output, as applicable, for the hedged period with respect to (i) the purchase of crude oil or NGLs put options, (ii) the purchase of natural gas put or call options, (iii) the purchase of fractionation spread or processing margin spread put options or (iv) the entry into any crude oil, natural gas or NGLs spread options; and

•	the aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.

Our policy of limiting swaps as a percentage of our overall hedge positions is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Rating Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.

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

Texas Gulf Coast Pipelines and Processing Segments.  With the exception of natural gasoline and condensate, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. On November 21, 2006, we purchased natural gas call spread options to hedge a portion of our net operational short position in natural gas when we operate in a processing mode at our Houston Central Processing Plant. The call spread options are based on the HSC index, the same index used to price the underlying commodity. We do not hedge against potential declines in the price of natural gas for the Texas Gulf Coast Pipelines and Processing segments because our natural gas position is neutral to short due to our contractual arrangements and the ability of the Houston Central Processing Plant to switch between full recovery and conditioning mode. Because of our ability to reject ethane, we have not hedged our ethane production from our Texas Gulf Coast Processing segment.

The following table summarizes our commodity hedge portfolio as of December 31, 2006 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)	Fair Value

2007	$8.75	9,750	$9,653,000
2008	$7.75	5,000	$2,552,000
2009	$6.95	5,000	$1,913,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike
	(Per MMBtu)		Call Volumes
	Bought	Sold	(MMBtu/d)	Fair Value

2007	$8.00	$10.00	11,400	$1,221,000
2008	$8.15	$10.00	9,400	$1,670,000
2009	$7.75	$10.00	8,000	$1,667,000
2010	$7.35	$10.00	7,100	$1,512,000
2011	$6.95	$10.00	7,100	$1,519,000

Purchased Purity Ethane Puts and entered into swaps as listed below:

	Put			Swap
	Strike	Volumes		Price	Volumes
	(per gallon)	(Bbls/d)	Fair Value	(per gallon)	(Bbls/d)	Fair Value

2007	$0.6365	599	$298,000	$0.6525	599	$(16,000)
2008	$0.5700	607	$135,000	$0.5650	607	$(1,229,000)

Purchased TET Propane Puts and entered into swaps as listed below:

	Put			Swap
	Strike	Volumes		Price	Volumes
	(per gallon)	(Bbls/d)	Fair Value	(per gallon)	(Bbls/d)	Fair Value

2007	$0.8930	2,575	$1,174,000	$0.9375	726	( $579,000)
2007	$0.9000	1,100	$539,000
2008	$0.8360	2,594	$1,263,000	$0.8700	745	$(1,936,000)
2008	$0.8975	1,100	$828,000
2009	$0.8725	2,200	$1,832,000
2010	$0.8500	1,100	$981,000
2011	$0.8265	1,100	$1,028,000

Purchased Non-TET Isobutane Puts and entered into swaps as listed below:

	Put			Swap
	Strike	Volumes		Price	Volumes
	(per gallon)	(Bbls/d)	Fair Value	(per gallon)	(Bbls/d)	Fair Value

2007	$1.0675	620	$195,000	$1.1250	90	$(121,000)
2007	$1.0750	200	$68,000
2008	$0.9900	622	$187,000	$1.0450	92	$(316,000)
2008	$1.0900	250	$158,000
2009	$1.0600	450	$305,000
2010	$1.0350	300	$215,000
2011	$1.0205	300	$241,000

Purchased Non-TET Normal-Butane Puts and entered into swaps as listed below:

	Put			Swap
	Strike	Volumes		Price	Volumes
	(per gallon)	(Bbls/d)	Fair Value	(per gallon)	(Bbls/d)	Fair Value

2007	$1.0650	803	$258,000	$1.1200	264	$(227,000)
2007	$1.0675	150	$50,000
2008	$0.9875	810	$203,000	$1.0400	271	$(763,000)
2008	$1.0800	300	$167,000
2009	$1.0525	700	$391,000
2010	$1.0300	300	$171,000
2011	$1.0205	300	$192,000

Purchased WTI Crude Oil Puts as listed below:

	Put Strike	Put Volumes
	(per barrel)	(Bbls/d)	Fair Value

2007	$48.00	2,000	$178,000
2007	$55.00	250	$92,000
2008	$55.00	1,000	$767,000
2009	$55.00	1,000	$1,042,000
2010	$55.00	1,000	$1,245,000
2011	$55.00	1,000	$1,457,000

Interest Rates

Our interest rate exposure results from variable rate borrowings under our debt agreements. As of December 31, 2006, we were not exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $30.0 million, which was hedged with interest rate swaps to convert our floating interest rate to a fixed rate.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our Credit Facility. In October 2005, we entered into two interest rate swap agreements with a notional amount of $25 million each in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive in return a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense.

At inception, we designated these two interest rate swaps as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Effective in December 2006, we were required to de-designate $20.0 million of one of the interest rate swaps when we reduced the outstanding borrowings under our Credit Facility to $30.0 million. As a result, we have hedged transactions representing the notional amount of $25 million on one interest rate swap and hedged transactions representing $5 million of the notional amount on the second interest rate swap. We adjusted our balance in other comprehensive income for the de-designated interest rate swap to reflect the portion of the gain necessary to offset the cumulative change in expected future cash flows on the hedged transaction, as required under paragraph 30(B)(2) of SFAS No. 133. As of December 31, 2006, the fair value of these financial instruments totaled $0.4 million.

Risk Management Oversight

Our Risk Management Committee is responsible for our compliance with our risk management policy and is comprised of five officers of the company including the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the President of ScissorTail and the Vice President and General Counsel. The Audit Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight.

Credit Risk and Significant Customers

We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the year ended December 31, 2006, ONEOK Energy Services (21%), Enterprise Products Operating, L.P. (19%), KMTP (14%), ONEOK Hydrocarbons (13%) and Enogex (9%) collectively accounted for approximately 76% of our revenue. As of December 31, 2006, all of these companies, or their parent companies, were rated investment grade by all of the major credit rating agencies.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-60 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the Chief Executive Officer, the Chief Information Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer, Chief Information Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. We used as its framework the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled, “Internal Control — Integrated Framework” (the “COSO Framework”).

We believe that, based on the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled “Internal Control — Integrated Framework,” as of December 31, 2006, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, our independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Their report is included below.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
AS OF DECEMBER 31, 2006

The management of Copano Energy, L.L.C. and its consolidated subsidiaries, including the Chief Executive Officer, the Chief Information Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Information Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. The Company used as its framework the Committee of Sponsoring Organizations of the Treadway Commission’s publication entitled, “Internal Control — Integrated Framework” (the “COSO Framework”). Our assessment of internal controls over financial reporting included design effectiveness and operating effectiveness of internal control over financial reporting as well as the safeguarding of our assets.

Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO framework. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein under Item 9A of this Annual Report.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2007.

/s/ John R. Eckel, Jr. Chairman of the Board of Directors and Chief Executive Officer	/s/ Matthew J. Assiff Senior Vice President and Chief Financial Officer

Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Copano Energy, L.L.C. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the required adoption of new accounting principles for accounting for conditional asset retirement obligations, share-based payments and for purchases and sales of inventory with the same counterparty.

/s/  Deloitte & Touche LLP
Houston, Texas
March 16, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Unitholders set forth under the caption “Proposal One — Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by Item 11, including information concerning grants under our equity compensation plan for directors and employees, is incorporated herein by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Unitholders set forth under the captions “The Board of Directors and its Committees — Director Compensation,” “The Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Disclosure and Analysis,” “Executive Compensation,” “Report of the Compensation Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12, including information concerning securities authorized for issuance under our equity compensation plan for directors and employees, is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Unitholders set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 13.	Certain Relationships and Related Parties

The information required by Item 13 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Unitholders set forth under the caption “Certain Relationships and Related Transactions” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Unitholders set forth under the caption “Proposal Two — Ratification of Independent Public Accountants” to be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The consolidated financial statements of Copano Energy, L.L.C. and the financial statements of Webb/Duval Gatherers are listed on the Index to Financial Statements to this Annual Report beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this Annual Report or incorporated by reference.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).

Number	Description

4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
10.1	Form of Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Registration Statement on Form S-1/A filed October 26, 2004).
10.2	Stakeholders’ Agreement dated July 30, 2004, by and among Copano Energy, L.L.C., Copano Partners, L.P., R. Bruce Northcutt, Matthew J. Assiff, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., CEH Holdco, Inc., CEH Holdco II, Inc., DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partner III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Merchant Banking III, Inc., DLJ MB Partners III GmbH & Co, KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed July 30, 2004).
10.3	Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.4	First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.5	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.6	Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.7	Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to Registration Statement on Form S-1/A filed November 2, 2004).
10.8	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.9	First Amendment to Employment Agreement between CPNO Services, L.P. and James J. Gibson, III, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.10	Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.11	Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.12	Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.13	Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.14	Form of Grant of Options (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.15	Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.16	Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan. (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).

Number		Description

10.17		Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
10.18		Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2005).
10.19		2005 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2005).
10.20		Unitholder Voting Agreement dated as of August 1, 2005 by and among Copano Partners Trust, MBP III AIV, L.P., MBP Onapoc Holdings LLC, R. Bruce Northcutt and Matthew J. Assiff (incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.21		Credit Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Comerica Bank and U.S. Bank National Association, as Co-Syndication Agents, Bank of Scotland and Fortis Capital Corp., as Co-Documentation Agents and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.22		Bridge Loan Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.23		Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.24		Employment Agreement between ScissorTail Energy, L.L.C. and Bruce Roderick dated as of August 1, 2005 (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.25		Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.26		Employment Agreement between ScissorTail Energy, L.L.C. and Thomas Coleman dated as of August 1, 2005 (incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.27		Employment Agreement between ScissorTail Energy, L.L.C. and Lee E. Fiegener dated as of August 1, 2005 (incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.28		Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.29		Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.30		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.31		First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005).
10.32		Purchase Agreement dated as of January 31, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2006).
10.33		2006 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006).
10	.34†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).

Number		Description

10.35		First Amendment to Credit Agreement dated as of January 26, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 10, 2006).
10.36		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.37		Form of Grant of Options (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.38		Form of Grant of Restricted Units (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.39		Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).
10.40		Loan Agreement dated as of September 29, 2006, among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Lead Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006).
10.41		Second Amendment to Credit Agreement dated as of September 20, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2006).
10.42		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.43		Independent Director Compensation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 20, 2006).
10.44		Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.45		2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
21.1		List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 16th day of March 2007.

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

Signature	Title	Date

/s/ John R. Eckel, Jr. John R. Eckel, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Matthew J. Assiff Matthew J. Assiff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ Lari Paradee Lari Paradee	Vice President and Controller (Principal Accounting Officer)	March 16, 2007

/s/ James G. Crump James G. Crump	Director	March 16, 2007

/s/ Ernie L. Danner Ernie L. Danner	Director	March 16, 2007

/s/ Michael L. Johnson Michael L. Johnson	Director	March 16, 2007

/s/ Scott A. Griffiths Scott A. Griffiths	Director	March 16, 2007

/s/ T. William Porter T. William Porter	Director	March 16, 2007

William L. Thacker	Director	March 16, 2007

COPANO ENERGY, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:
Houston, Texas

We have audited the accompanying consolidated balance sheets of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ capital and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Copano Energy, L.L.C. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, effective December 31, 2005, the Company changed its accounting for conditional asset retirement obligations. As discussed in Notes 2 and 9 to the financial statements, effective January 1, 2006, the Company changed its accounting for share-based payments. As discussed in Note 2 effective April 1, 2006, the Company changed its accounting for purchases and sales of inventory with the same counterparty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 16, 2007

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$39,484	$25,297
Accounts receivable, net	66,416	83,297
Accounts receivable from affiliates	679	—
Risk management assets	13,973	10,067
Prepayments and other current assets	3,166	2,474

Total current assets	123,718	121,135

Property, plant and equipment, net	566,927	532,320
Intangible assets, net	93,372	97,551
Investment in unconsolidated affiliates	19,378	7,901
Risk management assets	23,826	24,778
Other assets, net	11,837	9,065

Total assets	$839,058	$792,750

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$91,545	$96,001
Accounts payable to affiliates	123	189
Notes payable	1,495	1,272
Other current liabilities	12,559	10,970

Total current liabilities	105,722	108,432

Long-term debt	255,000	398,000
Risk management and other noncurrent liabilities	5,750	4,515
Commitments and contingencies (Note 14)
Members’ capital:
Common units, no par value, 17,595,295 units and 14,100,508 units issued and outstanding as of December 31, 2006 and 2005, respectively	480,797	297,592
Subordinated units, no par value, 3,519,126 units issued and outstanding as of December 31, 2006 and 2005	10,379	10,379
Paid-in capital	10,585	4,068
Accumulated earnings (deficit)	2,918	(14,941)
Deferred compensation	—	(3,949)
Other comprehensive loss	(32,093)	(11,346)

	472,586	281,803

Total liabilities and members’ capital	$839,058	$792,750

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands,
	except per unit information)

Revenue:
Natural gas sales	$447,251	$496,551	$262,317
Natural gas sales — affiliates	803	355	557
Natural gas liquids sales	369,892	224,695	161,570
Transportation, compression and processing fees	16,200	15,079	11,295
Transportation, compression and processing fees — affiliates	32	31	75
Other	26,094	11,032	1,842

Total revenue	860,272	747,743	437,656

Costs and expenses:
Cost of natural gas and natural gas liquids	665,655	636,461	381,615
Cost of natural gas and natural gas liquids — affiliates	3,503	4,854	2,465
Transportation	2,668	1,862	1,583
Transportation — affiliates	358	475	492
Operations and maintenance	32,484	18,459	12,486
Depreciation and amortization	31,993	17,052	7,287
General and administrative	26,535	18,156	9,217
Taxes other than income	2,061	1,178	770
Equity in earnings from unconsolidated affiliates	(1,297)	(927)	(419)

Total costs and expenses	763,960	697,570	415,496

Operating income	96,312	50,173	22,160
Other income (expense):
Interest and other income	1,706	640	85
Interest and other financing costs	(32,904)	(20,461)	(23,160)

Net income (loss)	$65,114	$30,352	$(915)

Basic net income (loss) per equivalent common unit:
Net income (loss) per equivalent common unit	$3.54	$2.40	$(0.35)
Weighted average number of equivalent common units	14,876	8,492	2,146
Diluted net income (loss) per equivalent common unit:
Net income (loss) per equivalent common unit	$3.49	$2.29	$(0.35)
Weighted average number of equivalent common units	15,090	13,254	2,152
Basic net income (loss) per subordinated unit:
Net income (loss) per subordinated unit	$3.54	$2.40	$(0.35)
Weighted average number of subordinated units	3,519	3,519	452
Diluted net income (loss) per subordinated unit:
Net income (loss) per subordinated unit	$3.53	$2.40	$(0.35)
Weighted average number of subordinated units	3,519	3,519	452
Basic net income per Class B unit:
Net income per Class B unit	$—	$1.33	$—
Weighted average number of Class B units	—	1,151	—
Diluted net income per Class B unit:
Net income per Class B unit	$—	$0.77	$—
Weighted average number of Class B units	—	1,151	—

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$65,114	$30,352	$(915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,993	17,052	7,287
Amortization of debt issue costs	4,462	5,723	2,000
Equity in earnings from unconsolidated affiliates	(1,297)	(927)	(419)
Equity-based compensation	1,910	1,283	53
Payment-in-kind interest on subordinated debt	—	—	814
Payment-in-kind interest to preferred unitholders	—	—	6,508
Accretion of preferred unitholders warrant value	—	—	9,405
Accretion of subsidiary warrant value	—	—	405
Other noncash items	176	26	(61)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,880	(17,986)	(11,440)
Accounts receivable from affiliates	(421)	1,261	(370)
Prepayments and other current assets	1,372	2,771	85
Risk management assets	(23,014)	(42,635)	—
Accounts payable	(6,801)	19,658	5,591
Accounts payable to affiliates	(66)	62	(1,244)
Other current liabilities	1,371	(16,360)	(2)

Net cash provided by operating activities	91,679	280	17,697

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(49,033)	(9,602)	(8,085)
Additions to intangible assets	(1,237)	(95,586)	(505)
Acquisitions, net of cash acquired	(9,074)	(384,154)	(330)
Investment in unconsolidated affiliates	(10,438)	(2,722)	—
Escrow cash	—	1,001	1
Other	(509)	(645)	—

Net cash used in investing activities	(70,291)	(491,708)	(8,919)

Cash Flows From Financing Activities:
Repayments of long-term debt	(506,500)	(94,000)	(34,313)
Proceeds from long-term debt	363,500	435,000	40,000
Repayment of short-term notes payable	(1,842)	(1,207)	—
Deferred financing costs	(7,035)	(9,802)	(2,063)
Repayment of subordinated debt	—	—	(15,199)
Repayments of other long-term obligations	—	—	(991)
Distributions to unitholders	(46,977)	(23,366)	(4,000)
Proceeds from initial public offering of common units, net of underwriting discounts and commissions of $8,050	—	—	106,950
Proceeds from follow-on offering of common units, net of underwriting discounts and commissions of $7,216	162,725	—	—
Proceeds from private placement of common units	25,000	64,499	—
Proceeds from private placement of Class B units	—	135,503	—
Capital contributions from Pre-IPO Investors (Note 9)	4,607	4,068	—
Equity offering costs	(1,057)	(1,074)	(4,322)
Proceeds from option exercises	378	89	—
Redemption of preferred units	—	—	(78,077)
Payment of subscription receivable	—	—	143
Distributions to special unitholders	—	—	(143)
Distributions to preferred unitholders	—	—	—
Redeem common units	—	—	(13,950)
Purchase warrants issued by subsidiary	—	—	(405)

Net cash (used in) provided by financing activities	(7,201)	509,710	(6,370)

Net increase in cash and cash equivalents	14,187	18,282	2,408
Cash and cash equivalents, beginning of year	25,297	7,015	4,607

Cash and cash equivalents, end of year	$39,484	$25,297	$7,015

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

							Common Special				Junior Special
	Common		Class B		Subordinated			Common	Junior			Junior		Accumulated			Other		Total
	Number	Common	Number	Class B	Number	Subordinated	Number	Special	Number	Junior	Number	Special	Paid-in	Earnings	Subscription	Deferred	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Receivable	Compensation	Loss	Total	Income (Loss)
										(In thousands)

Balance, December 31, 2003	1,299	$3,471	—	$—	—	$—	154	$154	620	$526	58	$29	$12,353	$(17,012)	$(183)	$—	$—	$(662)	$—
Subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	183	—	—	183	—
Distribution to special unitholders	—	—	—	—	—	—	—	(121)	—	—	—	(22)	—	—	—	—	—	(143)	—
Distribution to pre-IPO unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,000)	—	—	—	(4,000)	—
Unit exchange	739	2,540	—	—	3,519	10,379	(154)	(33)	(620)	(526)	(58)	(7)	(12,353)	—	—	—	—	—	—
Issuance of common units to public	5,750	115,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	115,000	—
Equity offering costs	—	(13,170)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,170)	—
Redeem common units from certain pre-IPO unitholders	(750)	(13,950)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,950)	—
Issuance of restricted units	18	434	—	—	—	—	—	—	—	—	—	—	—	—	—	(434)	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13	—	13	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(915)	—	—	—	(915)	(915)

Comprehensive loss																			$(915)

Balance, December 31, 2004	7,056	94,325	—	—	3,519	10,379	—	—	—	—	—	—	—	(21,927)	—	(421)	—	82,356	—
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	—	—	4,068	—	—	—	—	4,068	—
Private placement of units	2,082	64,499	4,831	135,503	—	—	—	—	—	—	—	—	—	—	—	—	—	200,002	—
Equity offering costs	—	(777)	—	(858)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,635)	—
Conversion of Class B units into common units	4,831	134,645	(4,831)	(134,645)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,366)	—	—	—	(23,366)	—
Option exercises	5	89	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	89	—
Issuance of restricted units	127	4,811	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,811)	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,283	—	1,283	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	30,352	—	—	—	30,352	30,352
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,346)	(11,346)	(11,346)

Comprehensive income																			$19,006

Balance, December 31, 2005	14,101	297,592	—	—	3,519	10,379	—	—	—	—	—	—	4,068	(14,941)	—	(3,949)	(11,346)	281,803
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	—	—	4,607	—	—	—	—	4,607	—
Private placement of units	709	25,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000	—
Issuance of common units to public	2,875	169,941	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	169,941	—
Equity offering costs	—	(8,165)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,165)	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,255)	—	—	—	(47,255)	—
Option exercises	15	378	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	378	—
Adoption of SFAS No. 123(R)-reversal of deferred compensation related to restricted units	(139)	(3,949)	—	—	—	—	—	—	—	—	—	—	—	—	—	3,949	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	—	1,910	—
Vested restricted units	34	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	65,114	—	—	—	65,114	65,114
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	431	431	431
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,178)	(21,178)	(21,178)

Comprehensive income																			$44,367

Balance, December 31, 2006	17,595	$480,797	—	$—	3,519	$10,379	—	$—	—	$—	—	$—	$10,585	$2,918	$—	$—	$(32,093)	$472,586

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization
Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our wholly-owned subsidiaries, provide midstream energy services, including gathering, transportation, treating, processing and conditioning services in central and eastern Oklahoma and in the Texas Gulf Coast region. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its wholly-owned subsidiaries.

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to our gas processing plants, either on our pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. We own and operate an NGL products pipeline extending from our Houston Central Processing Plant near Sheridan, Texas to the Houston area, and we lease an additional NGL pipeline that extends from the tailgate of this processing plant to the Enterprise Product Partners’ Seminole Pipeline near Brenham, Texas. We refer to our operations in central and eastern Oklahoma as “Mid-Continent Operations,” to our natural gas pipeline Texas operating subsidiaries collectively as “Texas Gulf Coast Pipelines” and to our Texas processing and related activities collectively as “Texas Gulf Coast Processing.”

On November 15, 2004, we completed our initial public offering, or IPO, of 5,750,000 common units, inclusive of 750,000 common units that were issued as a result of the underwriters’ exercise of their over-allotment option. The common units issued in the IPO were sold at $20.00 per common unit and the net proceeds from the IPO were used (i) to redeem our redeemable preferred units from certain of our investors existing prior to the IPO (our “Pre-IPO Investors”), (ii) to reduce existing indebtedness, (iii) to pay other obligations, (iv) to pay expenses of the IPO and (v) to redeem common units, on a pro rata basis, from certain Pre-IPO Investors.

On December 6, 2006, we closed an underwritten public offering of 2,500,000 common units at $59.11 per unit and, on December 21, 2006, the underwriters exercised their option to purchase 375,000 additional common units to cover over-allotments. Proceeds from the offering and the over-allotment were used to repay our $100 million unsecured term loan (Note 7), reduce our senior secured revolving credit facility by $30 million (Note 7), expand our commodity risk management portfolio (Note 12) and for general company purposes.

Note 2 — Summary of Significant Accounting Policies
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

Three of our wholly-owned subsidiaries, Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), both Delaware corporations, and CPNO Services, L.P. (“CPNO Services”), a Texas Partnership, are the only entities within our consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of the Texas Gulf Coast

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

Pipelines entities. CEFC was formed in July 2005 and is a co-issuer of the senior notes issued in February 2006 (see Note 7). CPNO Services provides administrative and operating costs, including payroll and benefits expense, for certain of our field and administrative personnel. As of December 31, 2006, CGP and CPNO Services have estimated a combined net operating loss (“NOL”) carryforward of approximately $1,109,000, for which a valuation allowance had been recorded. No significant income tax expense was recognized for the years ended December 31, 2006, 2005 and 2004. Except for income allocated to CGP, income is taxable directly to our unitholders holding our membership interests.

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

	Balance at		Write-Offs,	Balance at
	Beginning	Charged to	Net of	End of
	of Period	Expense	Recoveries	Period

Year ended December 31, 2006	$64	$42	$(42)	$64
Year ended December 31, 2005	$356	$(285)	$(7)	$64
Year ended December 31, 2004	$200	$202	$(46)	$356

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

Our property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, gas processing, conditioning and treating facilities and other related facilities, which are carried at cost less accumulated depreciation. We charge repairs and maintenance against income when incurred and capitalize renewals and betterments, which extend the useful life or expand the capacity of the assets. We calculate depreciation on the straight-line method based on the estimated useful lives of our assets as follows:

Useful Lives

Pipelines and equipment	15-30 years
Gas processing plants and equipment	20-30 years
Other property and equipment	3-7 years

We capitalize interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. We capitalized $693,000 of interest related to major projects during the year ended December 31, 2006. No interest was capitalized during 2005 and 2004.

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

Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life using the straight-line method. Amortization expense was $5,417,000, $2,503,000 and $434,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately: 2007 — $5,437,000; 2008 — $5,392,000; 2009 — $5,323,000; 2010 — $5,295,000; and 2011 — $5,276,000. Intangible assets consisted of the following (in thousands):

	December 31,
	2006	2005

Rights-of-way and easements, at cost	$60,931	$59,693
Less accumulated amortization for rights-of-way and easements	(6,520)	(3,969)
Contracts	42,444	42,444
Less accumulated amortization for contracts	(4,009)	(1,179)
Customer relationship	725	725
Less accumulated amortization for customer relationship	(199)	(163)

Intangible assets, net	$93,372	$97,551

For the years ended December 31, 2006 and 2005, the weighted average amortization period for all of our intangible assets was 19 years and 20 years, respectively. The weighted average amortization period for our rights-of-way and easements and contracts was 22.9 years and 13.6 years, respectively, as of December 31, 2006. The weighted average amortization period for our rights-of-way and easements and contracts was 24 years and 14.6 years, respectively, as of December 31, 2005.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

Other Assets

Other assets primarily consist of costs associated with debt issuance costs and long-term contracts net of related accumulated amortization. Amortization of other assets is calculated using the straight-line method over the maturity of the associated debt or the expiration of the contract.

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cashout provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and mark-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2006 and 2005, we had imbalance receivables totaling $586,000 and $743,000 and imbalance payables totaling $231,000 and $373,000, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

Asset Retirement Obligations

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

Under the implementation guidelines of SFAS No. 143, we reviewed our long-lived assets for asset retirement obligations (“ARO”) and, based on our analysis, we determined we were not required to recognize any potential liabilities under SFAS 143. Future amortization of the ARO asset and accretion of the ARO liability will be recognized in earnings.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

December 31, 2005 and the adoption of FIN 47 did not have a significant impact on our financial position, results of operations or cash flows. See Note 5.

Revenue Recognition

Our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer at contractually agreed-upon pricing.

Our sale and purchase arrangements are primarily accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements that establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.

On occasion, we enter into buy/sell arrangements that are accounted for on a net basis in the statements of operations as either a net natural gas sale or a net cost of natural gas, as appropriate. These purchase and sale transactions are generally with the same counterparty, for the same delivery period, for similar quantities and negotiated in contemplation of one another.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF requires that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the statement of operations. This requirement is effective for new arrangements entered into after March 31, 2006. Periods prior to March 31, 2006 have not been restated. Our adoption of Issue 04-13 did not have a material effect on our financial position, results of operations or cash flows. The following table summarizes our natural gas sales revenue and cost of natural gas and NGLs if this requirement to reflect buy/sell arrangements on a net basis had been effective for all periods presented on the consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Natural gas sales revenue:
As reported	$448,054	$496,906	$262,874
“As if” presented net under Issue 04-13	$448,054	$464,798	$262,874
Cost of natural gas and natural gas liquids:
As reported	$669,158	$641,315	$384,080
“As if” presented net under Issue 04-13	$669,158	$609,207	$384,080

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

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

We use financial instruments such as puts, calls, swaps and other derivatives to mitigate the risks to earnings and cash flows resulting from changes in commodity prices and interest rates. We recognize these transactions as assets and liabilities on our consolidated balance sheet based on the instrument’s fair value. All of our financial instruments have been designated and accounted for as cash flow hedges, except for $20 million of one of our $25 million interest rate swaps which we were required to de-designate on December 22, 2006 when we reduced the outstanding borrowings under our senior secured revolving credit facility from $50 million to $30 million. See Note 12 for a description of our risk management activities.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and EITF Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

Basic net income (loss) per unit excludes dilution and is computed by dividing net income (loss) attributable to each respective class of units by the weighted average number of units outstanding for each respective class during the period. Dilutive net income (loss) per unit reflects potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units except when the assumed exercise or conversion would have an anti-dilutive effect on net income (loss) per unit. Dilutive net income (loss) per unit is computed by dividing net income (loss) attributable to each respective class of units by the weighted average number of units outstanding for each respective class of units during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been exercised.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

Basic and diluted net income (loss) per equivalent common unit is calculated as follows. For periods prior to the IPO, equivalent units were calculated using the weighted average of pre-IPO common units and common special units adjusted by a conversion or exchange factor to reflect the exchange of pre-IPO common units for post-IPO common units immediately prior to completion of the IPO.

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per unit information)

Net income (loss)	$65,114	$30,352	$(915)
Less net income attributable to subordinated units	(12,457)	(8,446)	159
Less net income attributable to Class B units	—	(1,526)	—

Net income (loss) available — basic common units	52,657	20,380	(756)
Net income reallocated from subordinated units	39	8,446	(159)
Net income reallocated from to Class B units	—	1,526	—

Net income (loss) available — diluted common units	$52,696	$30,352	$(915)

Basic weighted average equivalent common units	14,876	8,492	2,146
Dilutive weighted average equivalent common units**	15,090	13,254	2,152
Basic net income (loss) per equivalent common unit	$3.54	$2.40	$(0.35)
Diluted net income (loss) per equivalent common unit**	$3.49	$2.29	$(0.35)

**	Our potentially dilutive common equity includes the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Employee options	159	92	6
Restricted units	55	—	—

Share-Based Payment

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees and carries forward without change to prior guidance for share-based payments for transactions with non-employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and generally requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.

The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We began applying SFAS No. 123(R) to all equity awards as of January 1, 2006.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

We have elected to use the modified prospective method. Under the modified prospective method, we must recognize compensation cost for all awards granted beginning January 1, 2006 and for the unvested portion of previously granted awards that are outstanding on that date and, accordingly, results for prior periods were not restated. Prior to the adoption of SFAS No. 123(R), we recognized equity-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For these equity awards outstanding as of January 1, 2006, the remaining unrecognized compensation expense as of January 1, 2006 is expensed on a straight-line basis (net of estimated forfeitures) over the remaining vesting period of the award. For equity awards granted subsequent to the adoption of SFAS No. 123(R), we treat such awards as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in general and administrative expenses in our consolidated statements of operations. See Note 9.

Note 3 — New Accounting Pronouncements
Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this statement beginning January 1, 2006 and the adoption of this statement had no impact on our previously issued consolidated financial statements and is not expected to have a material effect on our consolidated financial position or results of operations in future financial statements.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which amends SFAS No. 140. SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 is effective as of January 1, 2007 and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. We do not anticipate the adoption of SFAS No. 156 will have any material impact on our consolidated results of operations, cash flows or financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133. The standard is effective for reporting periods beginning after November 15, 2007. We are evaluating SFAS No. 157 and currently do not expect it to have a material effect on our consolidated financial position or results of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — New Accounting Pronouncements (Continued)

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The standard requires recognition of the funded status of a benefit plan and provides additional disclosures. The standard is effective with the fiscal year ending after December 15, 2006 for entities with publicly-traded equity securities. Our adoption of SFAS No. 158 did not have a material effect on our consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We cannot currently estimate the impact of SFAS No. 159 on our consolidated results of operations, cash flows or financial position and have not yet determined whether or not we will choose to measure items subject to SFAS No. 159 at fair value.

Quantifying Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which states that a public company should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors in prior years. If prior year errors that had been previously and appropriately considered immaterial are now considered material based on the approach of SAB No. 108, a public company is not required to amend prior period financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the year ending December 31, 2006 and the adoption of this statement did not have a material effect on our consolidated results of operations, cash flows or financial position.

Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is “more likely than not” to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating FIN 48 and do not expect it to have a material effect on our consolidated financial position or results of operations.

Note 4 — Acquisitions
Acquisition of ScissorTail Energy, LLC

On August 1, 2005, we completed our acquisition of all of the membership interests in Tulsa-based ScissorTail Energy, LLC (“ScissorTail”) for $499,135,000 (the “ScissorTail Acquisition”). The results of operations for

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (Continued)

ScissorTail are included in our results beginning August 1, 2005. ScissorTail provides natural gas midstream services in central and eastern Oklahoma and its assets primarily consist of gathering pipelines and three processing plants. In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma and owns the Southern Dome Processing Plant, which became operational in April 2006. In connection with the ScissorTail Acquisition, we issued 85,998 restricted common units and 169,002 options to acquire common units to employees of ScissorTail subject, in each case, to a five-year vesting schedule.

We financed the ScissorTail Acquisition and related transactions and costs with (i) borrowings of approximately $179.0 million under our senior secured revolving credit facility (Note 7), (ii) borrowings of $170.0 million under a term loan facility (Note 7), and (iii) net proceeds from a $174.0 million private placement of equity to certain private investors discussed in Note 9.

The following is an estimate of the purchase price for the ScissorTail Acquisition (in thousands):

Purchase price for ScissorTail membership interests	$500,000
Estimated net working capital adjustments	(4,735)
Estimated acquisition costs	3,870

Total purchase price for the ScissorTail Acquisition	$499,135

With the assistance of a third-party valuation firm, our management prepared an assessment of the fair value of the property, plant and equipment and intangible assets of ScissorTail as of August 1, 2005. Using the assessment, the purchase price has been allocated as of August 1, 2005 as presented below (in thousands).

Cash and cash equivalents	$19,847
Accounts receivable	28,265
Prepayments and other current assets	1,817
Property, plant and equipment	414,003
Intangibles	95,134
Other assets	2,090
Accounts payable	(36,483)
Other current liabilities	(25,538)

$499,135

All liabilities assumed were at their fair values. The fair value of intangibles is estimated to be $95,134,000, which includes $42,444,000 of contracts with a weighted average amortization period of 15 years and $52,690,000 of rights-of-way and easements with a weighted average amortization period of 25 years. There were no identified intangibles which were determined to have indefinite lives. See Note 2.

The following table presents selected unaudited pro forma financial information incorporating the historical (pre-acquisition) results of ScissorTail as if the ScissorTail Acquisition had occurred at the beginning of each of the periods presented as opposed to the actual date that the acquisition occurred. Excluded from the pro forma financial information are certain non-recurring charges of $1.9 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively, related to the write-off of the remaining debt issuance costs related to senior indebtedness existing prior to the ScissorTail Acquisition. The pro forma information includes certain estimates and assumptions made by our management. As a result, this pro forma information is not necessarily indicative of our

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (Continued)

financial results had the transactions actually occurred at the beginning of each of the periods presents. Likewise, the following unaudited pro forma financial information is not necessarily indicative of our future financial results.

	Year Ended December 31,
	2005	2004
	(unaudited, in thousands, except per unit information)

Pro Forma Earnings Data:
Revenue	$933,030	$689,881
Costs and expenses	$866,972	$656,348
Operating income	$66,058	$33,534
Income (loss) before extraordinary items	$34,825	$(1,574)
Net income (loss)	$34,825	$(1,574)
Basic net income (loss) per equivalent unit:
As reported equivalent units outstanding	9,643	2,599
Pro forma units outstanding	13,241	16,761
As reported net income (loss) per equivalent unit	$2.31	$(0.35)
Pro forma net income (loss) per equivalent unit	$2.08	$(0.09)
Diluted net income (loss) per equivalent unit:
As reported equivalent units outstanding	13,254	2,604
Pro forma units outstanding	16,852	16,761
As reported net income (loss) per equivalent unit	$2.29	$(0.35)
Pro forma net income (loss) per equivalent unit	$2.07	$(0.09)

Runge Gathering System

In December 2004, we acquired the Runge Gathering System located in Bee, Goliad, Karnes and DeWitt Counties, Texas from Kinder Morgan Texas Pipeline, L.P. (“KMTP”). This acquisition was accomplished at no cost to us (other than $59,000 of legal and due diligence transaction costs) by dedicating the natural gas supplies connected and flowing into the Runge Gathering System prior to October 1, 2004 to KMTP for purchase under a long term agreement at a purchase price favorable to KMTP. We assigned a value of $509,000 to the system and the long term supply agreement based on the present value of future cash flows of the existing contracts discounted at 12%. This amount was set up as deferred revenue which is included in risk management and other noncurrent liabilities on the consolidated balance sheets and is being amortized on a straight-line basis to natural gas sales over 20 years.

Our management allocated the purchase price of this asset acquisition entirely to property, plant and equipment. No pro forma financial information is included as to do so would not be meaningful.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Property, Plant, Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Property, plant and equipment, at cost
Pipelines and equipment	$531,509	$510,209
Gas processing plant and equipment	77,556	50,564
Construction in progress	18,386	8,445
Office furniture and equipment	4,902	2,617

	632,353	571,835
Less accumulated depreciation and amortization	(65,426)	(39,515)

Property, plant and equipment, net	$566,927	$532,320

Asset retirement obligations.  We have recorded asset retirement obligations related to those (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility. In December 2005, we adopted FIN 47 and recorded a $215,000 liability in connection with conditional asset retirement obligations. The cumulative effect of this change in accounting principle for years prior to 2005 was not significant. None of our assets is legally restricted for purposes of settling asset retirement obligations.

The following table presents information regarding our asset retirement obligations (in thousands).

Asset retirement obligation liability balance, December 31, 2004	$—
Adoption of FIN 47 for conditional obligations	215

Asset retirement obligation liability balance, December 31, 2005	215
Asset retirement obligations incurred in 2006	106
Accretion of FIN 47 for conditional obligations	19

Asset retirement obligation liability balance, December 31, 2006	$340

Property and equipment at December 31, 2006 and 2005 includes $225,000 and $119,000, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, we estimate that accretion expense will approximate $24,000 for 2007, $25,000 for 2008, $27,000 for 2009, $29,000 for 2010 and $30,000 for 2011.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Property, Plant, Equipment and Asset Retirement Obligations (Continued)

For the periods indicated, the following table shows pro forma net income (loss) for the years ended December 31, 2005 and 2004, assuming the adoption of FIN 47 were applied retroactively to January 1, 2003.

	December 31,
	2005	2004
	(in thousands, except per unit information)

Net income (loss) — as reported	$30,352	$(915)
Effect of implementation of FIN 47	126	(13)
Less net income attributable to subordinated unitholders	(8,148)	—

Net income (loss) — basic — pro forma	22,330	(928)
Net income attributable to subordinated unitholders	8,148	—

Net income (loss) available — diluted — pro forma	$30,478	$(928)

Basic weighted average equivalent units	9,643	2,599
Dilutive weighted average equivalent units	13,254	2,604
Basic net income (loss) per equivalent unit — as reported	$2.31	$(0.35)
Basic net income (loss) per equivalent unit — pro forma	$2.32	$(0.36)
Diluted net income (loss) per equivalent unit — as reported	$2.29	$(0.35)
Diluted net income (loss) per equivalent unit — pro forma	$2.30	$(0.36)

Certain of our unconsolidated affiliates have AROs recorded as of December 31, 2006 and 2005 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Investment in Unconsolidated Affiliates

We, through a wholly-owned subsidiary, hold a 62.5% general partnership interest in Webb Duval and are the operator of Webb Duval’s natural gas gathering systems located in Webb and Duval Counties, Texas. Although we own a majority interest in Webb Duval and operate Webb Duval, we use the equity method of accounting for its investment in Webb Duval because the terms of the general partnership agreement of Webb Duval provide the minority general partners substantive participating rights with respect to the management of Webb Duval. The investment in Webb Duval, an unconsolidated affiliate, totaled $6,135,000 and $5,186,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the investment in Webb Duval was carried at $208,000 and $229,000, respectively, less than the amount of the underlying equity in net assets (3% and 4%, respectively, of our total investment in Webb Duval). This difference is being amortized into income on a straight-line basis over the life of the underlying related property and equipment of Webb Duval. Equity in earnings (loss) from unconsolidated affiliates is included in income from operations as the operations of Webb Duval are integral to us.

The summarized financial information for our investment in Webb Duval, which is accounted for using the equity method, is as follows (in thousands):

Webb/Duval Gatherers
Summary Historical Financial Information

	Year Ended December 31,
	2006	2005	2004

Operating revenue	$5,961	$6,809	$4,605
Operating expenses	(3,733)	(4,837)	(3,504)
Depreciation	(743)	(702)	(655)

Net income	1,485	1,270	446
Ownership %	62.5%	62.5%	62.5%

	928	793	278
Copano’s share of management fee charged to Webb Duval	120	120	120
Amortization of difference between the carried investment and the underlying equity in net assets	21	21	21

Equity in earnings from unconsolidated affiliate	$1,069	$934	$419

Distributions from unconsolidated affiliate	$—	$—	$—

Current assets	$4,595	$3,378
Noncurrent assets	8,104	8,032
Current liabilities	(2,502)	(2,701)
Noncurrent liabilities	(47)	(44)

Net assets	$10,150	$8,665

In connection with the ScissorTail Acquisition, we, through ScissorTail, now operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma and owns the Southern Dome Processing Plant, which became operational in April 2006. Although we own a majority interest in Southern Dome, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Southern Dome. The investment in Southern Dome, an unconsolidated affiliate, totaled $13,243,000 and $2,715,000 as of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Investment in Unconsolidated Affiliates (Continued)

December 31, 2006 and 2005, respectively. As of December 31, 2006, the investment in Southern Dome was carried at $318,000 more than the amount of the underlying equity in net assets (3% of our total investment in Southern Dome).

The summarized financial information for our investment in Southern Dome, which is accounted for using the equity method, is as follows (in thousands):

Southern Dome, LLC
Summary Historical Financial Information

	Year Ended December 31,
	2006	2005

Operating revenue	$6,105	$1,289
Operating expenses	(5,468)	(1,296)
Depreciation	(497)	(3)

Net income (loss)	140	(10)
Ownership %(1)	69.5%	69.5%

	97	(7)
Copano’s share of management fee charged to Southern Dome	137	—
Amortization of difference between the carried investment and the underlying equity in net assets	(6)	—

Equity in earnings (loss) from unconsolidated affiliate	$228	$(7)

Distributions from unconsolidated affiliate	$—	$—

Current assets	$2,516	$305
Noncurrent assets	17,507	9,538
Current liabilities	(2,189)	(3,917)

Net assets	$17,834	$5,926

(1)	Represents Copano’s right to distributions from Southern Dome.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt

A summary of our debt follows (in thousands):

	December 31,
	2006	2005

Long-term debt:
Credit Facility	$30,000	$228,000
Senior Notes	225,000	—
Term Loan Facility	—	170,000

Total	$255,000	$398,000

Senior Secured Revolving Credit Facility

On August 1, 2005, we entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit. In January 2006, we amended the Credit Facility to, among other things, permit the unsecured indebtedness incurred as a result of our issuance of the Senior Notes discussed below. In September 2006, the Credit Facility was again amended to, among other things, enable us to incur the unsecured indebtedness represented by our $100 million unsecured term loan (the “Unsecured Term Loan”) discussed below and to reduce the commitment amount under the Credit Facility from $350 million to $200 million.

In January 2007, we further modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA).

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

The Credit Facility contains various covenants that limit us and certain of our operating subsidiaries’ ability to grant certain liens; make certain loans and investments; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits us and certain of our operating subsidiaries’ ability to incur additional indebtedness with certain exceptions, including (i) purchase money indebtedness and indebtedness related to capital or synthetic leases, (ii) unsecured indebtedness qualifying as subordinated debt and (iii) certain privately placed or public term unsecured indebtedness.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

The Credit Facility also contains covenants, which, among other things, require us and certain of our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows:

•	EBITDA to interest expense of not less than 3.0 to 1.0;

•	total debt to EBITDA of not more than 5.0 to 1.0 (with no future reductions) with the option to increase the total debt to EBITDA ratio to not more than 5.5 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $50 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

Based upon the total debt to EBITDA ratio calculated as of December 31, 2006 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $170 million of unused capacity under the Credit Facility.

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

At our election, interest under the Credit Facility is determined by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin between 1.25% and 2.25% per annum or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin between 0.25% and 1.25% per annum. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

If an event of default exists under the Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the Credit Facility and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default on the payment of any other indebtedness in excess of $5 million or any default in the performance of any obligation or condition with respect to such indebtedness beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $5 million against which enforcement proceedings are brought or that are not stayed pending appeal; and

•	a change of control (as defined in the Credit Facility).

On August 1, 2005, we borrowed $232 million under our Credit Facility to: (i) partially finance the ScissorTail Acquisition discussed in Note 4 and (ii) to repay in full indebtedness outstanding under the CPG Credit Agreement discussed below and other then-existing indebtedness. Additionally, in connection with the ScissorTail Acquisition, we assumed a standby letter of credit of $900,000, which was cancelled in August 2006. In February 2006, we reduced the balance of the Credit Facility by $68 million using proceeds from the Senior Notes discussed below. In September 2006, we used the proceeds of the Unsecured Term Loan discussed below to reduce the outstanding

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

indebtedness under the Credit Facility by $100 million and in December 2006, we used $30 million of equity offering proceeds to reduce the balance of the Credit Facility to $30 million as of December 31, 2006.

The effective average interest rate on borrowings under the Credit Facility for the years ended December 31, 2006 and 2005 was 7.4% and 6.15%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of December 31, 2006 and 2005 (0.20% effective January 12, 2007). Interest and other financing costs related to the Credit Facility totaled $12,490,000 for the year ended December 31, 2006 and included a one-time charge of $1,702,000 related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Interest and other financing costs related to the Credit Facility totaled $6,572,000 for the period from August 1, 2005 through December 31, 2005. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and as of December 31, 2006 and 2005, the unamortized portion of debt issue costs totaled $2,122,000 and $4,749,000, respectively.

Our management believes that we are in compliance with the covenants under the Credit Facility as of December 31, 2006.

Senior Notes

On February 7, 2006, we closed the private placement of an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”) in a transaction exempt from the registration requirements under the Securities Act of 1933. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of $219,375,000 to (i) repay and terminate our Term Loan Facility discussed below, (ii) reduce the balance outstanding under our Credit Facility by $68,000,000 and (iii) pay expenses of approximately $1,375,000. On July 25, 2006 and pursuant to a registered exchange offer, we exchanged all of our outstanding Senior Notes for an equivalent amount of Senior Notes that were registered under the Securities Act of 1933, as amended. The terms of these notes are identical to the terms of the Senior Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Senior Notes have been deleted.

Interest and other financing costs related to the Senior Notes totaled $17,091,000 for the year ended December 31, 2006. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of December 31, 2006, the unamortized portion of debt issue costs totaled $6,455,000.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

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

These covenants are subject to important exceptions and qualifications and, additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

Condensed consolidating financial information for Copano and our wholly-owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006						December 31, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,286	$—	$38,198	$—	$—	$39,484	$1,167	$1	$24,129	$—	$—	$25,297
Accounts receivable, net	32	—	66,384	—	—	66,416	—	—	83,297	—	—	83,297
Accounts receivable from affiliates	—	—	53,673	—	(52,994)	679	—	—	—	—	—	—
Intercompany receivable	24,908	—	(71,028)	—	46,120	—	35,040	—	12,525	—	(47,565)	—
Risk management assets	—	—	13,973	—	—	13,973	—	—	10,067	—	—	10,067
Prepayments and other current assets	44	—	3,122	—	—	3,166	44	—	2,430	—	—	2,474

Total current assets	26,270	—	104,322	—	(6,874)	123,718	36,251	1	132,448	—	(47,565)	121,135

Property, plant and equipment, net	299	—	566,628	—		566,927	309	—	531,957	—	54	532,320
Intangible assets, net	—	—	93,372	—	—	93,372	—	—	97,551	—	—	97,551
Investment in unconsolidated affiliates	—	—	19,378	19,378	(19,378)	19,378	—	—	7,901	7,901	(7,901)	7,901
Investment in consolidated subsidiaries	706,198	—	—	—	(706,198)	—	658,687	—	—	—	(658,687)	—
Risk management assets	—	—	23,826	—	—	23,826	—	—	24,778	—	—	24,778
Other assets, net	8,577	—	3,260	—	—	11,837	6,004	—	3,061	—	—	9,065

Total assets	$741,344	$—	$810,786	$19,378	$(732,450)	$839,058	$701,251	$1	$797,696	$7,901	$(714,099)	$792,750

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$434	$—	$91,111	$—	$—	$91,545	$165	$—	$95,836	$—	$—	$96,001
Accounts payable to affiliates	—	—	39,808	—	(39,685)	123	—	—	189	—	—	189
Intercompany payable	(26,291)	—	(6,520)	—	32,811	—	3,981	—	43,584	—	(47,565)	—
Notes payable	—	—	1,495	—	—	1,495	—	—	1,272	—	—	1,272
Other current liabilities	6,811	—	5,748	—	—	12,559	5,694	—	5,276	—	—	10,970

Total current liabilities	(19,046)	—	131,642	—	(6,874)	105,722	9,840	—	146,157	—	(47,565)	108,432

Long-term debt	255,000	—	—	—	—	255,000	398,000	—	—	—	—	398,000
Risk management and other noncurrent liabilities	711	—	5,039	—	—	5,750	262	—	4,253	—	—	4,515
Members’/Partners’ capital:
Common units	480,797	—	—	—	—	480,797	297,592	—	—	—	—	297,592
Subordinated units	10,379	—	—	—	—	10,379	10,379	—	—	—	—	10,379
Paid-in capital	10,585	1	524,940	17,445	(542,386)	10,585	4,068	1	585,800	7,265	(593,066)	4,068
Accumulated deficit	2,918	(1)	181,258	1,933	(183,190)	2,918	(14,941)	—	72,832	636	(73,468)	(14,941)
Deferred compensation	—	—	—	—	—	—	(3,949)	—	—	—	—	(3,949)
Other comprehensive loss	—	—	(32,093)	—	—	(32,093)	—	—	(11,346)	—	—	(11,346)

	504,679	—	674,105	19,378	(725,576)	472,586	293,149	1	647,286	7,901	(666,534)	281,803

Total liabilities and members’/partners’ capital	$741,344	$—	$810,786	$19,378	$(732,450)	$839,058	$701,251	$1	$797,696	$7,901	$(714,099)	$792,750

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2006						For the Year Ended December 31, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:

Natural gas sales	$—	$—	$448,054	$—	$—	$448,054	$—	$—	$496,906	$—	$—	$496,906

Natural gas liquids sales	—	—	369,892	—	—	369,892	—	—	224,695	—	—	224,695

Transportation, compression and processing fees	—	—	16,232	—	—	16,232	—	—	15,110	—	—	15,110

Other	—	—	26,094	—	—	26,094	—	—	11,032	—	—	11,032

Total revenue	—	—	860,272	—	—	860,272	—	—	747,743	—	—	747,743

Costs and expenses:

Cost of natural gas and natural gas liquids	—	—	669,158	—	—	669,158	—	—	641,315	—	—	641,315

Transportation	—	—	3,026	—	—	3,026	—	—	2,337	—	—	2,337

Operations and maintenance	917	—	31,567	—	—	32,484	66	—	18,393	—	—	18,459

Depreciation and amortization	66	—	31,927	—	—	31,993	66	—	16,986	—	—	17,052

General and administrative	9,296	1	17,238	—	—	26,535	5,486	—	12,670	—	—	18,156

Taxes other than income	—	—	2,061	—	—	2,061	—	—	1,178	—	—	1,178

Equity in earnings from unconsolidated affiliates	—	—	(1,297)	(1,297)	1,297	(1,297)	—	—	(927)	(927)	927	(927)

Total costs and expenses	10,279	1	753,680	(1,297)	1,297	763,960	5,618	—	691,952	(927)	927	697,570

Operating (loss) income	(10,279)	(1)	106,592	1,297	(1,297)	96,312	(5,618)	—	55,791	927	(927)	50,173

Other income (expense):

Interest and other income	—	—	1,706	—	—	1,706	3	—	1,023	—	(386)	640

Interest and other financing costs	(33,207)	—	303	—	—	(32,904)	(16,848)	—	(3,999)	—	386	(20,461)

(Loss) income before equity in earnings from consolidated subsidiaries	(43,486)	(1)	108,601	1,297	(1,297)	65,114	(22,463)	—	52,815	927	(927)	30,352

Equity in earnings from consolidated subsidiaries	108,600	—	—	—	(108,600)	—	52,815	—	—	—	(52,815)	—

Net income (loss)	$65,114	$(1)	$108,601	$1,297	$(109,897)	$65,114	$30,352	$—	$52,815	$927	$(53,742)	$30,352

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2004
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$262,874	$—	$—	$262,874
Natural gas liquids sales	—	—	161,570	—	—	161,570
Transportation, compression and processing fees	—	—	11,370	—	—	11,370
Other	—	—	1,842	—	—	1,842

Total revenue	—	—	437,656	—	—	437,656

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	384,080	—	—	384,080
Transportation	—	—	2,075	—	—	2,075
Operations and maintenance	—	—	12,486	—	—	12,486
Depreciation and amortization	66	—	7,221	—	—	7,287
General and administrative	2,106	—	7,111	—	—	9,217
Taxes other than income	—	—	770	—	—	770
Equity in earnings from unconsolidated affiliates	—	—	(419)	(419)	419	(419)

Total costs and expenses	2,172	—	413,324	(419)	419	415,496

Operating (loss) income	(2,172)	—	24,332	419	(419)	22,160
Other income (expense):
Interest and other income	7	—	665	—	(587)	85
Interest and other financing costs	(17,643)	—	(6,104)	—	587	(23,160)

(Loss) income before equity in earnings from consolidated subsidiaries	(19,808)	—	18,893	419	(419)	(915)
Equity in earnings from consolidated subsidiaries	18,893	—	—	—	(18,893)	—

Net income (loss)	$(915)	$—	$18,893	$419	$(19,312)	$(915)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2006						For the Year Ended December 31, 2005
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Cash Flows From Operating Activities:

Net cash (used in) provided by operating activities	$(55,791)	$(1)	$147,471	$—	$—	$91,679	$(47,292)	$—	$47,572	$—	$—	$280

Cash Flows From Investing Activities:

Additions to property, plant and equipment	409	—	(49,442)	—	—	(49,033)	—	—	(9,602)	—	—	(9,602)

Additions to intangible assets	—	—	(1,237)	—	—	(1,237)	—	—	(95,586)	—	—	(95,586)

Acquisitions, net of cash acquired	—	—	(9,074)	—	—	(9,074)	—	—	(384,154)	—	—	(384,154)

Investment in unconsolidated affiliate	—	—	(10,438)	(10,438)	10,438	(10,438)	—	—	(2,722)	(2,722)	2,722	(2,722)

Escrow cash	—	—	—	—	—	—	—	—	1,001	—	—	1,001

Investment in consolidated subsidiaries	(1,240)	—	—	—	1,240	—	(548,662)	—	—	—	548,662	—

Distributions from consolidated subsidiaries	62,100	—	—	—	(62,100)	—	48,024	—	—	—	(48,024)	—

Other	—	—	(509)	—	—	(509)	—	—	(645)	—	—	(645)

Net cash provided by (used in) investing activities	61,269	—	(70,700)	(10,438)	(50,422)	(70,291)	(500,638)	—	(491,708)	(2,722)	503,360	(491,708)

Cash Flows From Financing Activities:

Repayments of long-term debt	(506,500)	—	—	—	—	(506,500)	(37,000)	—	(57,000)	—	—	(94,000)

Proceeds from long-term debt	363,500	—	—	—	—	363,500	435,000	—	—	—	—	435,000

(Repayment of) proceeds from intercompany debt	—	—	—	—	—	—	(19,011)	—	19,011	—	—	—

Deferred financing costs	(7,035)	—	—	—	—	(7,035)	(9,735)	—	(67)	—	—	(9,802)

Repayment of short-term notes payable	—	—	(1,842)	—	—	(1,842)	—	—	(1,207)	—	—	(1,207)

Distributions to unitholders	(46,977)	—	—	—	—	(46,977)	(23,366)	—	—	—	—	(23,366)

Proceeds from follow-on offering of common units, net of underwriting discounts and commissions of $7,216	162,725	—	—	—	—	162,725	—	—	—	—	—	—

Proceeds from private placement of common units	25,000	—	—	—	—	25,000	64,499	—	—	—	—	64,499

Proceeds from private placement of Class B units	—	—	—	—	—	—	135,503	—	—	—	—	135,503

Capital contributions from Pre-IPO Investors	4,607	—	—	—	—	4,607	4,068	—	—	—	—	4,068

Equity offering costs	(1,057)	—	—	—	—	(1,057)	(1,074)	—	—	—	—	(1,074)

Proceeds from option exercises	378	—	—	—	—	378	89	—	—	—	—	89

Contributions from parent	—	—	1,240	10,438	(11,678)	—	—	1	548,661	2,722	(551,384)	—

Distributions to parent	—	—	(62,100)	—	62,100	—	—	—	(48,024)	—	48,024	—

Net cash (used in) provided by financing activities	(5,359)	—	(62,702)	10,438	50,422	(7,201)	548,973	1	461,374	2,722	(503,360)	509,710

Net increase (decrease) in cash and cash equivalents	119	(1)	14,069	—	—	14,187	1,043	1	17,238	—	—	18,282

Cash and cash equivalents, beginning of year	1,167	1	24,129	—	—	25,297	124	—	6,891	—	—	7,015

Cash and cash equivalents, end of year	$1,286	$—	$38,198	$—	$—	$39,484	$1,167	$1	$24,129	$—	$—	$25,297

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2004
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by operating activities	$1,641	$—	$16,056	$—	$—	$17,697

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	—	(8,085)	—	—	(8,085)
Additions to intangible assets	—	—	(505)	—	—	(505)
Acquisitions	—	—	(330)	—	—	(330)
Escrow cash	—	—	1	—	—	1
Note payable to parent	—	—	(19,011)	—	19,011	—
Investment in consolidated subsidiaries	(57,535)	—	—	—	57,535	—
Distributions from consolidated subsidiaries	31,156	—	—	—	(31,156)	—

Net cash (used in) provided by investing activities	(26,379)	—	(27,930)	—	45,390	(8,919)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	—	(34,313)	—	—	(34,313)
Proceeds from long-term debt	—	—	40,000	—	—	40,000
Repayment of subordinated debt	—	—	(15,199)	—	—	(15,199)
Repayments of other long-term obligations	—	—	(991)	—	—	(991)
Proceeds from intercompany debt	19,011	—	—	—	(19,011)	—
Deferred financing costs	—	—	(2,063)	—	—	(2,063)
Distributions to unitholders	(4,000)	—	—	—	—	(4,000)
Payment of subscription receivable	143	—	—	—	—	143
Distributions to special unitholders	(143)	—	—	—	—	(143)
Proceeds from IPO of common units, net of underwriting discounts and commissions of $8,505	106,950	—	—	—	—	106,950
Redemption of preferred units	(78,077)	—	—	—	—	(78,077)
Redeem common units	(13,950)	—	—	—	—	(13,950)
Purchase warrants issued by subsidiary	—	—	(405)	—	—	(405)
Equity offering costs	(5,121)	—	799	—	—	(4,322)
Contributions from parent	—	—	57,535	—	(57,535)	—
Distributions to parent	—	—	(31,156)	—	31,156	—

Net cash provided by (used in) financing activities	24,813	—	14,207	—	(45,390)	(6,370)

Net increase in cash and cash equivalents	75	—	2,333	—	—	2,408
Cash and cash equivalents, beginning of year	49	—	4,558	—	—	4,607

Cash and cash equivalents, end of year	$124	$—	$6,891	$—	$—	$7,015

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

Unsecured Term Loan

On September 29, 2006, we entered into the Unsecured Term Loan with Banc of America Bridge LLC and certain of its affiliates. The proceeds from the Unsecured Term Loan were used to reduce outstanding indebtedness under the Credit Facility from $150 million to $50 million as of September 30, 2006. In December 2006, we used $100,000,000 proceeds from an underwritten public offering of our common units to repay and terminate the Unsecured Term Loan.

Interest and other financing costs related to the Unsecured Term Loan totaled $2,194,000 for the year ended December 31, 2006. Effective with the early termination of this agreement, we charged $588,000 to interest expense, representing the balance of the unamortized debt issue costs.

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

Interest and other financing costs related to the Term Loan Facility totaled $2,125,000 and $9,891,000 for the year ended December 31, 2006 and for the period from August 1, 2005 through December 31, 2005, respectively, including the amortization of debt issue costs of $584,000 and $3,307,000, respectively.

CPG Credit Agreement

Prior to the consummation of the Credit Facility discussed above, we, through our wholly-owned Texas Gulf Coast Pipelines subsidiaries, had in place a $100 million revolving credit agreement, as amended, (the “CPG Credit Agreement”), with a syndicate of commercial banks. On August 1, 2005, this credit facility was paid in full and terminated using the proceeds from the Credit Facility.

Interest and other financing costs related to our CPG Credit Agreement totaled $1,996,000 and $2,971,000 for the years ended December 31, 2005 and 2004, respectively. Additionally, we incurred other costs in connection with this credit facility, which costs were being amortized over the remaining term of the CPG Credit Agreement. Effective with the early termination of this agreement in August 2005, we charged $1,472,000 to interest expense, representing the balance of the unamortized debt issuance costs.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2006 were as follows (in thousands):

Principal
Year	Amount

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	255,000

$255,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Redeemable Preferred Units

Through a series of transactions occurring between August 2001 and November 2001, we issued redeemable preferred units in consideration for $60,000,000 in cash. The cash proceeds from these issuances were used primarily to fund an asset acquisition, our acquisition of the minority interests in certain predecessor entities and construction costs related to our Hebbronville pipeline assets. For the first four years following the initial issuance of the preferred units, we had the right to pay the quarterly distributions in preferred units at a 10% rate. Except for cash distributions of $810,000 and $2,194,000 during the years ended December 31, 2003 and 2002, respectively, our Board elected to pay the preferred distributions in preferred units for all required quarterly distributions, thereby increasing the number of preferred units and aggregated amount outstanding.

Additionally, we issued warrants to the preferred unitholders to purchase up to 3,750,000 of our common units exercisable at a price of $16 per unit until August 14, 2011. We allocated proceeds from the issuance of our preferred units between the warrants and the preferred units based on their respective fair values. The fair value of each warrant as of the date of grant was $4.34 using the Black-Scholes option-pricing model and the following assumptions: exercise price of $16.00, expected volatility rate of 19%, risk-free interest rate of 4.97% and expected life of 10 years. We used the Black-Scholes warrant value to assign an allocated value of $12,799,000, or $3.41 per warrant, and $47,201,000 to the preferred units. The allocated warrant value amount was recorded as a discount against the redeemable preferred units and as an increase to paid-in capital. This discount was accreted as additional distributions (interest expense after the adoption of SFAS No. 150, see Note 2) through the mandatory redemption date.

Prior to the closing of our IPO in November 2004, the preferred unitholders exchanged these warrants for 1,211,120 common units and 2,091,048 subordinated units (as described in Note 9) based upon the exercise price of the warrants and the value of the underlying common units issued to the public. In addition, net proceeds from the IPO were used to redeem all outstanding redeemable preferred units for $78,077,000. As a result of this redemption, we recorded additional interest expense of $7,946,000 in November 2004, which represented the write-off of the remaining discount associated with the redeemable preferred units as such redemption was considered an early extinguishment of debt.

Additionally, we had incurred costs in connection with the issuance of the preferred units and warrants, including fees paid to the preferred unit purchasers, as well as legal and other professional fees. These costs, totaling $1,704,000, were recorded as a reduction to paid-in capital. Upon adoption of SFAS No. 150, $1,258,000, representing the amount of unamortized costs as of July 1, 2003 had these costs been treated as debt issue costs from the time of issuance, was reclassified from paid-in capital to debt issue costs and was being amortized over the remaining outstanding period of the redeemable preferred units. As a result of the 2004 redemption of the preferred units using proceeds from the IPO, we wrote off the unamortized balance of issuance costs associated with the redeemable preferred units of $921,000.

Note 9 — Members’ Capital

Common Units, Class B and Subordinated Units After the IPO

As of December 31, 2006, we had 17,595,295 common units (excluding restricted common units) and 3,519,126 subordinated units outstanding. Management controlled an aggregate of 843,214 of these common units and 1,428,078 subordinated units as of December 31, 2006. Pre-IPO Investors and their assignees owned all of our outstanding subordinated units. Effective February 14, 2007, our 3,519,126 subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests set forth in our limited liability company agreement. On February 15, 2007, our Board of Directors approved a two-for-one split for all of our outstanding common units. The unit split will entitle each unitholder of record at the close of business on March 15, 2007, to receive one additional common unit for every common unit held on that date. The additional common units will be distributed to unitholders on March 30, 2007. The unit and per unit information in the

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Members’ Capital (Continued)

accompanying consolidated financial statements and related notes has not been adjusted to reflect this two-for-one unit split to be distributed on March 30, 2007.

On August 1, 2005, we issued 1,372,458 common units in a private placement to certain private investors for an aggregate consideration of $39.5 million to partially fund the ScissorTail Acquisition and related costs (Note 4). In connection with the private placement, we granted holders of these common units certain registration rights and, as a result thereof, we registered these common units on a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission, or SEC, on January 26, 2006.

On August 1, 2005, we issued 4,830,758 of our Class B units in a private placement to certain private investors for an aggregate consideration of $135.5 million to partially fund the ScissorTail Acquisition and related costs (Note 4). On October 27, 2005, our unitholders approved the conversion of each of the Class B units into one common unit and the issuance of 4,830,758 additional common units upon such conversion. In connection with this private placement, we granted the former holders of these Class B units certain registration rights and, as a result thereof, we registered the common units received in the conversion on a Registration Statement on Form S-3, which was declared effective by the SEC on January 26, 2006.

On December 29, 2005, we entered into a purchase agreement with certain private investors for the private placement of 1,418,440 of our common units for aggregate net proceeds of $50.0 million. The purchase price for each common unit was $35.25. Pursuant to the private placement, on December 30, 2005, we issued 709,220 of our common units for aggregate proceeds of $25,000,000 and on January 3, 2006, we issued the remaining 709,220 of our common units for aggregate proceeds of $25,000,000. We used the proceeds from the private placement to pay down balances outstanding under our Credit Facility and our Term Loan Facility discussed in Note 7. In connection with this private placement, we granted holders of these common units certain registration rights and, as a result thereof, we registered these common units on a Registration Statement on Form S-3, which was declared effective by the SEC on April 28, 2006.

Our subordinated units represented limited liability company interests and holders of subordinated units exercised the rights and privileges available to unitholders under our limited liability company agreement. All 3,519,126 subordinated units outstanding after the IPO and as of December 31, 2006 and 2005 were held by Pre-IPO Investors or their assignees and represented approximately 33% of total units outstanding after the IPO and 16.5% as of December 31, 2006. Effective February 14, 2007, our 3,519,126 subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests set forth in our limited liability company agreement.

Pursuant to our limited liability company agreement, the Pre-IPO Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped. For the years ended December 31, 2006 and 2005, the “cap” limits our general and administrative expense obligations to $1.65 million and $1.5 million per quarter (subject to certain adjustments and exclusions), respectively. During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. During 2005, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $4,068,000 as a reimbursement of excess general and administrative expenses for each of the first three quarters of 2005. During 2006, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $4,607,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2005 and for each of the first three quarters of 2006. In February 2007, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $1,459,000 as a reimbursement of excess general and administrative expense for the fourth

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Members’ Capital (Continued)

quarter of 2006. The Pre-IPO Investors currently use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Restricted Units

Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units will vest upon a change of control, death, disability or, in certain circumstances, retirement unless provided otherwise by the Compensation Committee of our Board of Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive and we will receive no remuneration for the units. As of December 31, 2006, 157,968 restricted units were outstanding.

The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into general and administrative expense over the respective vesting periods. We recognized non-cash compensation expense of $1,475,000, $1,283,000 and $13,000 related to the amortization of restricted units outstanding during the years ended December 31, 2006, 2005 and 2004, respectively.

Distributions

Prior to February 14, 2007, our holders of subordinated units had a right to participate in distributions with the holders of common units. Effective February 14, 2007, our subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests set forth in our limited liability company agreement. Prior to the conversion of the subordinated units, the common units had the right to receive a minimum quarterly distribution, or MQD, of $0.40 per unit, plus any arrearages on the common units, before any distribution was made to the holders of the subordinated units. Subordinated units did not accrue distribution arrearages. The following table sets forth information regarding distributions to our unitholders for quarterly periods ending after our IPO in November 2004:

	Distribution
Quarter Ended	Per Unit		Date Declared	Record Date	Payment Date	Amount

December 31, 2004	$0.20	(a)	January 18, 2005	February 1, 2005	February 14, 2005	$2,115,000
March 31, 2005	0.42		April 18, 2005	May 2, 2006	May 13, 2005	4,450,000
June 30, 2005	0.45	(b)	July 15, 2005	August 1, 2005	August 15, 2005	7,819,000
September 30, 2005	0.50		October 17, 2005	November 1, 2005	November 14, 2005	8,449,000
December 31, 2005	0.55		January 18, 2006	February 1, 2006	February 14, 2006	10,081,000
March 31, 2006	0.60		April 18, 2006	May 1, 2006	May 15, 2006	11,000,000
June 30, 2006	0.675		July 19, 2006	August 1, 2006	August 14, 2006	12,400,000
September 30, 2006	0.75		October 18, 2006	November 1, 2006	November 14, 2006	13,800,000
December 31, 2006	0.80		January 18, 2007	February 1, 2007	February 14, 2007	17,025,000

(a)	The distribution for the quarter ended December 31, 2004 reflected a pro rata portion of our $0.40 per unit MQD, covering the period from the November 15, 2004 closing of our IPO through December 31, 2004.

(b)	Includes a concurrent quarterly distribution of $0.495 per unit with respect to 4,830,758 Class B units issued in connection with the closing of the ScissorTail Acquisition.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Members’ Capital (Continued)

As a result of the approved two-for-one split of all of our outstanding common units discussed above, we will have approximately 42.6 million common units outstanding upon completion of the unit split. Effective with the unit split, our limited liability agreement will be amended and restated to reflect the unit split, including adjustment of our minimum quarterly distribution. The unit split will not impact the amount of cash distributions paid by us on the total number of our outstanding units.

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

Unit options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options granted will become exercisable over a period determined by our Compensation Committee. In addition, unit options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. We recognized non-cash compensation expense of $435,000 related to the amortization of unit options during the years ended December 31, 2006.

Accounting for Equity-Based Compensation

As discussed in Note 2, on January 1, 2006, we adopted SFAS No. 123(R). We previously accounted for awards issued under our long-term incentive plan using APB No. 25 and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” The cumulative effect of this change in accounting principle upon adoption was not significant. The equity-based compensation expense relates to awards issued under our long-term incentive plan discussed in “Restricted Common Units” and “Unit Options” above. As of December 31, 2006, the number of units available for grant under our long-term incentive plan totaled 1,286,834, of which up to 434,550 units are eligible to be issued as restricted units.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Members’ Capital (Continued)

Unit Options.  A summary of unit option activity under our long-term incentive plan is provided below:

	2006		2005		2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Units	Average	Units	Average	Units	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	491,110	$30.18	200,000	$20.00	—	—
Granted	157,745	47.04	309,110	36.51	200,000	$20.00
Exercised	(15,032)	25.16	(4,440)	20.00	—	—
Forfeited	(27,570)	36.01	(13,560)	27.75	—	—

Outstanding at end of period	606,253	$34.31	491,110	$30.18	200,000	$20.00

Aggregate intrinsic value at end of period	$15,337,000
Weighted average remaining contractual term	8.6 years
Exercisable Options:
Outstanding at end of period	118,134	$27.61	37,688	$20.40	—	—
Aggregate intrinsic value at end of period	$3,779,000
Weighted average remaining contractual term	8.2 years
Weighted average fair value of option granted		$6.19		$5.14		$1.44
Options expected to vest:
At end of period	545,628	$34.31
Aggregate intrinsic value at end of period	$13,803,000
Weighted average remaining contractual term	8.6

Exercise prices for unit options outstanding as of December 31, 2006 ranged from $20.00 to $61.61.

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies. The expected term of unit options is based on the simplified method and represents the period of time that unit options granted are expected to be outstanding.

	Year Ended December 31,
	2006	2005	2004

Weighted average exercise price	$47.04	$36.51	$20.00
Expected volatility	21.3-22.5%	24.5-26.9%	17.9%
Distribution yield	5.97-6.04%	6.27-6.51%	6.18%
Risk-free interest rate	4.33-5.14%	3.74-4.59%	3.12%
Expected term (in years)	6.5	7	7
Weighted average grant-date fair value of options granted	$6.19	$5.14	$1.44
Total intrinsic value of options exercised	$412,000	$82,000	$—

As of December 31, 2006, unrecognized compensation costs related to outstanding unit options issued under our long-term incentive plan totaled $1,899,000. The expense is expected to be recognized over a weighted average period of approximately 4 years.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Members’ Capital (Continued)

Restricted Units.  A summary of restricted unit activity under our long-term incentive plan is provided below:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant-Date Fair	Number of	Grant-Date Fair	Number of	Grant-Date Fair
	Restricted Units	Value	Restricted Units	Value	Restricted Units	Value

Outstanding at beginning of period	139,118	$36.59	18,000	$24.12	—	—
Granted	60,270	49.03	129,470	37.74	18,000	$24.12
Vested	(34,653)	34.76	(6,262)	24.81	—	—
Forfeited	(6,767)	38.03	(2,090)	36.19	—	—

Outstanding at end of period	157,968	$41.67	139,118	$36.59	18,000	$24.12

During May 2006, we modified three employee restricted unit grants totaling 10,851 restricted units and 12 Board of Directors restricted unit grants totaling 21,000 restricted units to accelerate the annual vesting date by up to two months. These modifications were made to reduce certain of our tax administrative costs. SFAS No. 123(R) required us to revalue these restricted unit grants as of the date of the modification and, as a result, we will recognize an additional $857,000 of compensation expense over the remaining life of these modified awards. For the year ended December 31, 2006, we recognized $291,000 of this increased expense.

As of December 31, 2006, unrecognized compensation costs related to the outstanding restricted units issued under our long-term incentive plan totaled $5,621,000. The expense is expected to be recognized over a weighted average period of 3.4 years. The total fair value of restricted common units vested during the year ended December 31, 2006 was $1,769,000.

If compensation expense related to the issuance of options and restricted units had been determined by applying the fair value method prescribed in SFAS No. 123(R), our net income and net income per unit would have approximated the pro forma amounts below for the years ended December 31, 2005 and 2004 (in thousands, except per unit information):

	Year Ended December 31,
	2005	2004

Net income (loss), as reported	$30,352	$(915)
Add: Equity-based compensation included in net income	1,282	13
Less: Equity-based employee compensation expense determined under SFAS No. 123(R)	(893)	(18)

Pro forma net income (loss)	$30,741	$(920)

Net income (loss) per unit:
Basic — as reported	$2.31	$(0.35)

Basic — pro forma	$2.34	$(0.35)

Diluted — as reported	$2.29	$(0.35)

Diluted — pro forma	$2.32	$(0.35)

Note 10 — Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provided management, operations and administrative support services for us.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Related Party Transactions (Continued)

Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimbursed Copano Operations for its direct and indirect costs of providing these services. Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the years ended December 31, 2006, 2005 and 2004, we reimbursed Copano Operations $3,329,000, $2,987,000 and $15,355,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on the consolidated statements of operations. As of December 31, 2006 and 2005, amounts due by us to/(from) Copano Operations were $32,000 and $(13,000), respectively.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three years in the period ended December 31, 2006.

Natural Gas and Related Transactions

During the years ended December 31, 2006, 2005 and 2004, we purchased natural gas, net of natural gas sales, from affiliated companies of Mr. Eckel totaling $1,711,000, $1,495,000 and $1,474,000, respectively, and provided gathering and compression services to affiliated entities of Mr. Eckel totaling $32,000, $31,000 and $75,000, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $43,000, $93,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense in the consolidated statements of operations. As of December 31, 2006 and 2005, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $91,000 and $127,000, respectively.

We paid Webb Duval for transportation and purchased natural gas from Webb Duval. Natural gas purchases and transportation, net of natural gas sales to Webb Duval, totaled $1,347,000, $3,479,000 and $926,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Well connection fees paid to Webb Duval totaled $67,000 for the year ended December 31, 2005. During 2006, we, as operator of Webb Duval, replaced a compressor on the Webb/Duval System through (i) our acquisition of that compressor from Webb Duval for $681,000 and (ii) the sale of a more suitable replacement compressor by us to Webb Duval for $658,000. Given that both compressors had been recently acquired, these prices reflected the original purchase prices paid to the equipment supplier. In connection with our acquisition of the compressor from Webb Duval, we reimbursed Webb Duval $220,000 for certain compressor installation costs previously incurred by Webb Duval. Additionally, as operator of Webb Duval, we charge Webb Duval a monthly administrative fee of $16,000 and have made advances to Webb Duval for capital expenditures. As of December 31, 2006 and 2005, our net receivable from Webb Duval totaled $532,000 and $75,000, respectively.

We receive a management fee of $250,000 per year from Southern Dome, which along with any other reimbursable expenses, is the total compensation paid to us by Southern Dome. In addition to the management fee, Southern Dome also reimburses us for various costs. For the year ended December 31, 2006, Southern Dome paid us $250,000 in management fees and $1,124,000 in other reimbursable costs. For the period from August 1, 2005 through December 31, 2005, Southern Dome paid us $104,000 in management fees and $189,000 in other reimbursable costs. As of December 31, 2006, our net receivable from Southern Dome totaled $147,000.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Related Party Transactions (Continued)

Other

On November 15, 2004, after the exchange of existing warrants, common units, common special units, junior units and junior special units for new common units and subordinated units and prior to the completion of the IPO to the public, we made a special distribution to Pre-IPO Investors totaling $4,000,000, which the pre-IPO unitholders placed in escrow accounts. These escrowed funds were available to fund general and administrative expenses in excess of limits and for periods established in our limited liability company agreement.

On April 15, 2005 and pursuant to the provisions of our limited liability company agreement, our Board of Directors declared and we paid a cash distribution of $533,000 to certain Pre-IPO Investors for reimbursement of their respective tax obligations attributable to their ownership interest in us for the period from January 1, 2004 through November 14, 2004, the day prior to the closing of the IPO.

On July 30, 2004, we made a distribution totaling $143,000 to two executive officers, which they used to retire the obligations outstanding under their loans with Copano Operations.

Certain of our subsidiaries are co-lessors of office space with Copano Operations.

Note 11 — Customer Information

The following tables summarize our significant customer information for the period indicated.

Percentage of Consolidated Revenue (1)

		Year Ended December 31,
Customer	Segment	2006	2005	2004

ONEOK Energy Services, L.P.	Mid-Continent Operations	21%	14%	—
Enterprise Products Operating, L.P.	Texas Gulf Coast Pipelines/Processing	19%	—	14%
KMTP	Texas Gulf Coast Pipelines/Processing	14%	26%	27%
ONEOK Hydrocarbon, L.P.	Mid-Continent Operations	13%	—	—
Dow Hydrocarbons and Resources Inc.	Texas Gulf Coast Processing	—	12%	22%

Percentage of Consolidated Cost of Goods Sold (1)

		Year Ended December 31,
Producers	Segment	2006	2005	2004

New Dominion LLC	Mid-Continent Operations	19%	8%	—
Altex Resources, Inc.	Mid-Continent Operations	5%	—	—
Noble Energy, Inc.	Texas Gulf Coast Pipelines	—	7%	11%
KMTP	Texas Gulf Coast Pipelines	—	—	8%

Percentage of Consolidated Accounts Receivable (1)

		Year Ended
		December 31,
Customer	Segment	2006	2005	2004

ONEOK Energy Services, L.P.	Mid-Continent Operations	25%	27%	—
ONEOK Hydrocarbon, L.P.	Mid-Continent Operations	13%	—	—
KMTP	Texas Gulf Coast Pipelines/Processing	12%	23%	31%
Enterprise Products Operating, L.P.	Texas Gulf Coast Processing	11%	—	—
CenterPoint Energy, Inc.	Texas Gulf Coast Pipelines	—	10%	—
Dow Hydrocarbons and Resources Inc.	Texas Gulf Coast Processing	—	—	29%
Entergy Gulf States, Inc.	Texas Gulf Coast Pipelines	—	—	11%

(1)	Percentages are not provided for periods for which the customer or producer is not considered significant.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Risk Management Activities

We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, calls, swaps, and other financial instruments to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy, as amended, which allows our management to purchase crude oil and NGLs puts and certain natural gas put or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our Risk Management Committee monitors and ensures compliance with the risk management policy and is comprised of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. The risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Rating Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. Potential derivative transactions are analyzed to evaluate their effectiveness within our risk management strategy. These financial instruments are designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. Changes in the fair value over time are generally recorded to other comprehensive income, or OCI. Gains or losses are recorded to our consolidated statements of operations as forecasted transactions are realized and for ineffectiveness of the hedging relationship, if any.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Risk Management Activities (Continued)

The following table summarizes our current risk management portfolio. We do not believe that it is probable that any forecasted transactions will not occur, and therefore do not anticipate any gains or losses from discontinuance of the hedges in the next 12 months.

						Ineffective-		Realized		Estimate of OCI to
				Fair Value		ness		Gain (Loss)		be Reclassed to
		Term		December 31,		Year Ended December 31,		Year Ended December 31,		Earnings in the
		From	To	2006	2005	2006	2005	2006	2005	Next 12 Months
		(In thousands)

West Texas Intermediate crude oil(1)(2)	Put	September 2005	December 2007	$178	$2,927	$(40)	$(35)	$(1,376)	$(12)	$2,703
Natural Gas(3)	Put	January 2006	December 2009	14,118	12,808	8	—	7,553	—	4,778
Natural Gas Liquids(3)	Put	January 2006	December 2008	3,714	18,909	(125)	—	(4,919)	—	7,355
Natural Gas Liquids(3)	Swap	January 2006	December 2008	(5,187)	(3,600)	(195)	—	448	—	944
Natural Gas Call Spreads(4)	Put/Call	January 2007	December 2011	7,589	—	—	—	—	—	1,213
West Texas Intermediate crude oil(1)	Put	January 2007	December 2011	4,603	—	—	—	—	—	34
Natural Gas Liquids(3)	Put	January 2007	December 2011	7,165	—	(1)	—	—	—	675

(1)	The derivatives are intended to hedge the risk of weakening NGL prices with offsetting increases in the value of the crude oil puts based on the correlation between NGL prices and crude oil prices.

(2)	For the year ended December 31, 2005, we recorded a fair value gain in other revenue of $405,000 related to these put contracts prior to their designation as cash flow hedges effective October 25, 2005.

(3)	The derivatives are intended to hedge the risk of extreme adverse fluctuations in the prices of the commodities hedged.

(4)	The call spread is intended to hedge a portion of our net operational short position in natural gas that results when we operate in a processing mode at our Houston Central Processing Plant against extreme price fluctuations in the underlying price indices. The call spread reduces risk to the profitability and cash flow of the Houston Central Processing Plant and is therefore designated as a cash flow hedge.

For the year ended December 31, 2004, no such hedging positions were purchased or exercised and no option positions were outstanding as of December 31, 2004.

Prior to our ScissorTail Acquisition, ScissorTail entered into certain derivative transactions on behalf of three suppliers from whom ScissorTail purchased a significant volume of natural gas. The arrangement with the suppliers provided that any gains or losses that resulted from the derivative transactions passed through to the suppliers. ScissorTail’s credit exposure was guaranteed by the physical production from the three suppliers. The potential credit risk for each of the suppliers was evaluated on a regular basis and the volume available to hedge was modified to match a percentage of the supplier’s actual volumes sold to ScissorTail. ScissorTail received a fee of $1,000 per month related to these transactions. ScissorTail did not and we have not recorded any other revenue or expenses associated with these derivative transactions. In October 2005, all of the positions under these derivative transactions expired.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Risk Management Activities (Continued)

In October 2005, we entered into two interest rate swap agreements with a notional amount of $25 million each in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under each swap agreement, we pay the counterparties the fixed interest rate of approximately 4.7% monthly and receive back from the counterparties a variable interest rate based on one-month LIBOR rates. The interest rate swaps cover the period from October 2005 through July 2010 and the settlement amounts will be recognized to earnings as either an increase or a decrease in interest expense. We estimate that $0.4 million of the amount reported in other comprehensive loss as of December 31, 2006 will be reclassified against earnings in the next 12 months.

				Net Amounts	Amounts	Fair Value
		Notional	Fixed	Received in	Paid in	December 31,
Effective Date	Expiration Date	Amount	Rate	2006	2005	2006

October 24, 2005	July 31, 2010	$25,000,000	4.7150%	$83,000	$26,000	$212,000
October 24, 2005	July 31, 2010	$25,000,000	4.7075%	$85,000	$28,000	$219,000

At inception, we designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Effective in December 2006, we de-designated a portion of one of the interest rate swaps when we reduced the outstanding borrowings on our Credit Facility to $30 million. As a result, we have hedged transactions representing the notional amount of $25 million on one interest rate swap and hedged transactions representing $5 million of the notional amount on the second interest rate swap. We adjusted our balance in other comprehensive income for the amount of the de-designated interest rate swap to reflect the portion of the gain necessary to offset the cumulative change in expected future cash flows on the hedged transaction, as required under paragraph 30(B)(2) of SFAS No. 133. In December 2006, we recognized a gain from other comprehensive income of $119,000 upon de-designation of the interest rate swap. We also recognized a gain of $50,000 for the portion of the gain between the de-designation date and December 31, 2006 that could not be recorded to other comprehensive income under paragraph (30) of SFAS No. 133.

Note 13 — Fair Value of Financial Instruments

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. As of December 31, 2006 and 2005, the debt associated with the Credit Facility and Term Loan Facility (repaid in February 2006) bore interest at floating rates. As such, carrying amounts of these debt instruments approximate fair values. The Senior Notes had a fixed rate of 8.125% and as of December 31, 2006, management believes that the carrying amount of the Senior Notes approximated is fair value.

Note 14 — Commitments and Contingencies

Commitments

For the years ended December 31, 2006, 2005 and 2004, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $3,447,000, $1,642,000 and $1,598,000, respectively. As of December 31, 2006, commitments under our lease obligations for the next five years are payable as follows: 2007  — $2,432,000; 2008 — $2,030,000; 2009 — $1,181,000; 2010 — $1,138,000; and 2011  — $713,000.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of December 31, 2006, we had fixed contractual commitments to purchase 469,650 million British thermal units (“MMBtu”) of natural gas in January 2007. As of December 31, 2006, we had fixed contractual commitments to sell 1,643,000 MMBtu of natural gas in January 2007. All of these contracts are based on index-related market pricing. Using index-related market prices as of December 31, 2006, total commitments to purchase natural gas related to such agreements equaled $2,672,000 and the total commitment to sell natural gas under such agreements equaled $9,192,000. Our commitments to purchase variable quantities of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Commitments and Contingencies (Continued)

natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During December 2006, natural gas volumes purchased under such contracts equaled 8,315,586 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During December 2006, natural gas volumes sold under such contracts equaled 3,833,140 MMBtu.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Certain of the Texas Gulf Coast Pipelines entities currently guarantee vehicle lease payment obligations, including the residual sales value under the vehicle leases. As of December 31, 2006, we guaranteed $79,000 related to lease payment obligations. As of December 31, 2006, aggregate guaranteed residual values for vehicles under these operating leases were as follows (in thousands):

	2007	2008	Total

Lease residual values	$55	$54	$109

Presently, we do not have any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of December 31, 2006, the amount of parental guaranteed obligations totaled approximately $3,200,000, all of which were related to our commodity purchases.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Supplemental Disclosures to the Statements of Cash Flows

Cash paid during each of the periods presented (in thousands)

	Year Ended December 31,
	2006	2005	2004

Interest, net of amounts capitalized	$26,884	$9,666	$3,891
Taxes	$—	$15	$—

Supplemental disclosures of noncash investing and financing activities (in thousands)

	Year Ended December 31,
	2006	2005	2004

Decrease in equity in earnings from unconsolidated affiliates	$258	$120	$120
Decrease in accounts receivable from affiliates	(258)	(120)	(120)
Decrease (increase) in other assets	24	(24)	—
Increase in property, plant and equipment	(2,933)	(3,448)	(890)
Decrease in accounts payable	2,346	2,899	—
Decrease other current liabilities	217	1,015	—
Increase in other noncurrent liabilities	516	215	890
Decrease (increase) in equity offering costs	107	(561)	—
Decrease in distributions to unitholders	(277)	—	—
Increase in notes payable	2,065	2,129	—
Increase in prepayments and other current assets	(2,065)	(2,129)	—

Note 16 — Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Prior to the ScissorTail Acquisition, we divided our operations into two business segments: (i) Copano Pipelines, which performs natural gas gathering and transmission and related operations in Texas and (ii) Copano Processing, which performs our natural gas processing, treating, conditioning and related NGL transportation operations in Texas. Following the ScissorTail Acquisition, our operations are divided into the following four business segments for both internal and external reporting and analysis: (i) Mid-Continent Operations, which includes natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing, (ii) Texas Gulf Coast Pipelines, (iii) Texas Gulf Coast Processing and (iv) Corporate, which engages in risk management and other corporate activities. We evaluate segment performance based on segment gross margin before depreciation and amortization. All of our revenue is derived from, and all of our assets and operations are located in, central and eastern Oklahoma and the Texas Gulf Coast region of the United States. Transactions between reportable segments are conducted on terms similar to those conducted on an arm’s length basis.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Segment Information (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

		Texas	Texas
	Mid-Continent	Gulf Coast	Gulf Coast
	Operations	Pipelines	Processing	Corporate	Eliminations	Total

Year Ended December 31, 2006:
Sales to external customers	$411,196	$225,929	$221,794	$1,353	$—	$860,272
Intersegment sales	—	165,822	30,156	—	(195,978)	—
Interest and other financing costs	—	2	—	32,902	—	32,904
Depreciation and amortization	23,054	5,981	2,471	487	—	31,993
Equity in earnings in consolidated affiliates	(91)	(1,206)	—	—	—	(1,297)
Segment profit (loss)	50,749	19,398	36,700	(41,733)	—	65,114
Segment assets	584,956	146,752	101,521	12,703	(6,874)	839,058
Capital expenditures	27,752	19,881	12,455	2,194	—	62,282
Year Ended December 31, 2005:
Sales to external customers	$200,426	$373,007	$173,950	$360	$—	$747,743
Intersegment sales	—	202,414	65,411	—	(267,825)	—
Interest and other financing costs	—	3,468	456	16,923	(386)	20,461
Depreciation and amortization	9,181	5,296	2,435	140	—	17,052
Equity in loss (earnings) in consolidated affiliate	7	(934)	—	—	—	(927)
Segment profit (loss)	23,610	11,553	17,163	(21,974)	—	30,352
Segment assets	573,795	146,217	74,495	45,808	(47,565)	792,750
Capital expenditures	484,206	5,544	2,094	1,128	—	492,972
Year Ended December 31, 2004:
Sales to external customers	$—	$274,595	$163,061	$—	$—	$437,656
Intersegment sales	—	146,812	18,442	—	(165,254)	—
Interest and other financing costs	—	2,971	3,134	17,643	(588)	23,160
Depreciation and amortization	—	4,832	2,390	65	—	7,287
Equity in loss from unconsolidated affiliate	—	(419)	—	—	—	(419)
Segment profit (loss)	—	11,878	7,195	(19,988)	—	(915)
Capital expenditures	—	7,989	820	111	—	8,920

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Quarterly Financial Data (Unaudited)

	Year 2006
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)

Revenue	$213,960	$209,627	$231,311	$205,374	$860,272
Operating income	15,347	26,148	31,090	23,727	96,312
Net income	7,413	18,887	22,283	16,531	65,114
Basic net income per common unit	0.41	1.04	1.22	0.87	3.54
Diluted net income per common unit	0.40	1.03	1.21	0.86	3.49
Basic net income per subordinated unit	0.41	1.04	1.22	0.87	3.54
Diluted net income per subordinated unit	0.41	1.03	1.22	0.87	3.53

	Year 2005
	Quarter Ended
	March 31	June 30	September 30(1)	December 31(1)	Year
	(In thousands, except per unit information)

Revenue	$126,850	$109,122	$216,667	$295,104	$747,743
Operating income	6,381	6,399	13,533	23,860	50,173
Net income	5,425	5,516	5,159	14,252	30,352
Basic net income per common unit	0.51	0.52	0.34	0.89	2.40
Diluted net income per common unit	0.51	0.52	0.34	0.84	2.29
Basic net income per subordinated unit	0.51	0.52	0.34	0.89	2.40
Diluted net income per subordinated unit	0.51	0.52	0.34	0.89	2.40
Basic net income per Class B unit	—	—	0.39	0.39	1.33
Diluted net income per Class B unit	—	—	0.38	0.39	0.77

(1)	Our historical results of operations for the quarters ended September 30, 2005 and December 31, 2005 may not be comparable to earlier 2005 quarters or quarters in 2006 as a result of the ScissorTail Acquisition on August 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Operating General Partner of Webb/Duval Gatherers:
Houston, Texas

We have audited the accompanying statements of operations, partners’ capital and cash flows of Webb/Duval Gatherers (the “Partnership”) for the year ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Webb/Duval Gatherers and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Houston, Texas
March 29, 2005

WEBB/DUVAL GATHERERS

UNAUDITED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,959,644	$961,297
Accounts receivable	1,608,239	1,650,258
Accounts receivable from affiliates	15,765	748,847
Prepayments and other current assets	11,306	17,600

Total current assets	4,594,954	3,378,002

Property and equipment, net	8,104,208	8,031,894

Total assets	$12,699,162	$11,409,896

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,653,594	$1,704,462
Accounts payable to affiliates	833,133	996,303
Accrued liabilities	15,395	—

Total current liabilities	2,502,122	2,700,765

Noncurrent liabilities	47,501	44,386
Commitments and contingencies (Note 9)
Total partners’ capital	10,149,539	8,664,745

Total liabilities and partners’ capital	$12,699,162	$11,409,896

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)	(Unaudited)

Revenue:
Natural gas sales	$730,757	$105,851	$330,919
Natural gas sales to affiliates	2,551,005	3,953,330	2,144,428
Transportation and gathering fees	961,463	1,014,645	1,018,399
Transportation and gathering fees from affiliates	464,796	628,775	640,812
Condensate sales	1,229,312	1,033,180	421,169
Other	23,500	6,400	26,264
Other — affiliates	—	67,033	23,000

Total revenue	5,960,833	6,809,214	4,604,991

Costs and expenses:
Cost of natural gas sold	921,276	2,963,843	575,735
Cost of natural gas — affiliates	1,514,566	544,074	1,642,916
Operations and maintenance	921,666	924,723	853,057
Depreciation and amortization	743,050	701,552	654,929
General and administrative	298,205	284,227	315,536
Taxes other than income	114,330	120,170	116,518

Total cost and expenses	4,513,093	5,538,589	4,158,691

Operating Income	1,447,740	1,270,625	446,300
Interest income	37,054	—	—

Net income	$1,484,794	$1,270,625	$446,300

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$1,484,794	$1,270,625	$446,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	743,050	701,552	654,929
Other noncash items	3,115	10,544	—
(Increase) decrease in:
Accounts receivable	42,019	524,120	476,781
Accounts receivable from affiliates	733,082	(706,685)	41,704
Prepayments and other current assets	6,294	(406)	1,619
Increase (decrease) in:
Accounts payable	(50,868)	364,268	(1,692,547)
Accounts payable to affiliates	(163,170)	(900,947)	312,342
Other current liabilities	15,395	—	(35,380)

Net cash provided by operating activities	2,813,711	1,263,071	205,748

Cash Flows From Investing Activities:
Additions to property and equipment	(1,716,531)	(416,269)	(412,466)
Proceeds from sale of assets (Note 6)	901,167	—	—

Net cash used in investing activities	(815,364)	(416,269)	(412,466)

Cash Flows From Financing Activities:	—	—	—

Net increase (decrease) in cash and cash equivalents	1,998,347	846,802	(206,718)
Cash and cash equivalents, beginning of year	961,297	114,495	321,213

Cash and cash equivalents, end of year	$2,959,644	$961,297	$114,495

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS

STATEMENTS OF PARTNERS’ CAPITAL

Balance, December 31, 2003 (unaudited)	$6,947,820
Net income	446,300

Balance, December 31, 2004	7,394,120
Net income (unaudited)	1,270,625

Balance, December 31, 2005 (unaudited)	8,664,745
Net income (unaudited)	1,484,794

Balance, December 31, 2006 (unaudited)	$10,149,539

The accompanying notes are an integral part of these financial statements.

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

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

The accompanying financial statements include the assets, liabilities and results of operations of the Partnership as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Note 2 — Summary of Significant Accounting Policies

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

The Partnership places its cash and cash equivalents with high-quality institutions and in money market funds. The Partnership derives its revenue from customers primarily in the natural gas industry. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers could be affected by similar changes in economic, industry or other conditions. However, the Partnership believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Partnership’s customer base. The Partnership’s portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.

Allowance for Doubtful Accounts

The Partnership extends credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable, if any, are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, the Partnership makes judgments regarding each party’s ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. Management of the Partnership has established various procedures to manage its credit exposure including initial credit approvals, credit limits and rights of offset. The Partnership may also use prepayments

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

and guarantees to limit credit risk to ensure that management’s established credit criteria are met. As of December 31, 2006 and 2005, the Partnership has not established an allowance for doubtful accounts.

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

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal operation of an asset. The Partnership records the fair value of a liability for any legal obligations associated with the AROs in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset is recorded. Over time, accretion of the liability to its present value is recognized each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either settles the obligation for its recorded amount or incurs a gain or loss on settlement. In December 2005, the Partnership adopted the Financial Accounting Standards Board (“FASB”) Interpretation No (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which required the Partnership to record a liability for AROs in which the timing and/or amount of settlement of the obligation are uncertain. These conditional asset retirement obligations were not addressed in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which the Partnership adopted on January 1, 2003. The Partnership adopted FIN 47 effective December 31, 2005 and the adoption of FIN 47 did not have a significant impact on the Partnership’s financial position, results of operations or cash flows. See Note 4.

Transportation and Exchange Imbalances

In the course of transporting natural gas for others, the Partnership may receive for redelivery different quantities of natural gas than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and accounts receivable from affiliates and imbalance payables are included in accounts payable and accounts payable to affiliates on the balance sheets and are valued at estimated settlement prices or mark-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2006 and 2005, the Partnership had imbalance receivables totaling $1,466,341 (unaudited) and $1,551,014 (unaudited), respectively, and imbalance payables totaling $2,087,677 (unaudited) and $1,952,866 (unaudited), respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 — Summary of Significant Accounting Policies (Continued)

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is “more likely than not” to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 will be effective as of the beginning of the Partnership’s 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Partnership is currently evaluating FIN 48 and does not expect it to have a material effect on its financial position or results of operations.

Note 3 — New Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted this statement beginning January 1, 2006 and the adoption of this statement had no impact on the Partnership’s previously issued financial statements and is not expected to have a material impact on future financial statements.

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 — New Accounting Pronouncements (Continued)

Accounting for Purchases and Sales of Inventory with the Same Counterparty

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF requires that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the statement of operations. This requirement is effective for new arrangements entered into after March 31, 2006. Periods prior to March 31, 2006 have not been restated. The Partnership’s adoption of Issue 04-13 did not have a material effect on its financial position, results of operations or cash flows. The Partnership did not have any natural gas sales revenue and cost of natural gas and natural gas liquids that would be reflected on a net basis if this requirement to reflect buy/sell arrangements on a net basis had been effective for all periods presented on the consolidated statements of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which amends SFAS No. 140. SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 is effective as of January 1, 2007 and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. The Partnership does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133. The standard is effective for reporting periods beginning after November 15, 2007. The Partnership is evaluating SFAS No. 157 and currently does not expect it to have a material effect on its financial position or results of operations.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The standard requires recognition of the funded status of a benefit plan and provides additional disclosures. The standard is effective with the fiscal year ending after December 15, 2006 for entities with publicly-traded equity securities. The Partnership adopted SFAS No. 158 and the adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Partnership as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. The Partnership cannot currently estimate the impact of

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 — New Accounting Pronouncements (Continued)

SFAS No. 159 on its results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

Quantifying Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which states that a public company should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB No. 108 contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors in prior years. If prior year errors that had been previously and appropriately considered immaterial are now considered material based on the approach of SAB No. 108, a public company is not required to amend prior period financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Partnership adopted SAB No. 108 and the adoption did not have a material effect on the Partnership’s financial position or results of operations.

Note 4 — Property and Equipment and Asset Retirement Obligations

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(Unaudited)

Property and equipment, at cost:
Pipelines and equipment	$26,446,554	$25,461,503
Construction in progress	22,620	192,307

	26,469,174	25,653,810
Less accumulated depreciation and amortization	(18,364,966)	(17,621,916)

Total property and equipment, net	$8,104,208	$8,031,894

Asset retirement obligations.  The Partnership has recorded asset retirement obligations related to (i) rights-of-way and easements over property not owned by the Partnership and (ii) regulatory requirements triggered by the abandonment or retirement of certain of these assets. In December 2005, the Partnership adopted FIN 47 and recorded a $44,386 liability in connection with conditional asset retirement obligations. The cumulative effect of this change in accounting principle for years prior to 2005 was not significant. None of the Partnership’s assets is legally restricted for purposes of settling asset retirement obligations.

The following table presents information regarding the Partnership’s asset retirement obligations.

Asset retirement obligation liability balance, December 31, 2004	$—
Adoption of FIN 47 for conditional obligations (unaudited)	44,386

Asset retirement obligation liability balance, December 31, 2005 (unaudited)	44,386
Accretion of FIN 47 for conditional obligations (unaudited)	3,115

Asset retirement obligation liability balance, December 31, 2006 (unaudited)	$47,501

Property and equipment includes $33,842 (unaudited) at December 31, 2006 and 2005 of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, the Partnership estimates that accretion expense will approximate $3,333 for 2007, $3,566 for 2008, $3,817 for 2009, $4,084 for 2010 and $4,371 for 2011.

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Risk Management Activities

The Partnership may utilize a hedging strategy to mitigate the risk of the volatility of natural gas prices in connection with the purchase or sale of natural gas with respect to the resolution of its natural gas imbalance positions. However, for the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004, no such hedging positions were purchased or exercised and no option positions were outstanding as of December 31, 2006 (unaudited) or 2005 (unaudited).

Note 6 — Related Party Transactions

Operations Services

The Partnership does not directly employ any persons to manage or operate its business. Through December 31, 2004 and pursuant to an administrative and operating services agreement, Copano/Operations, Inc. (“Copano Operations”), an entity controlled by John R. Eckel, Jr., Chairman of the Board of Directors and Chief Executive Officer of CE, provided these management, operations and administrative support services to CWDPL, the operator of the Partnership. Effective January 1, 2005, Copano Operations transferred responsibility to CPNO Services, L.P. (“CPNO Services”), an indirect wholly-owned subsidiary of CE, for a significant portion of the services that Copano Operations had previously provided to CWDPL. CWDPL reimbursed Copano Operations and CPNO Services for all direct and indirect costs of services provided by Copano Operations and CPNO Services. CWDPL charges the Partnership for operations and support services as well as a monthly administrative fee of $16,000 and is reimbursed by the Partnership for certain personnel services not included in the administrative fee. Additionally, CWDPL has made advances to the Partnership for capital expenditures. For the years ended December 31, 2006, 2005 and 2004, CWDPL charged the Partnership $509,626 (unaudited), $560,807 (unaudited) and $711,593, respectively, for administrative fees and operations and support services including payroll and benefits expense for both field and administrative personnel of the Partnership and capitalized costs. As of December 31, 2006 and 2005, the Partnership’s net payable to CWDPL totaled $395,405 (unaudited) and $516,658 (unaudited), respectively.

Management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by the Partnership to conduct current operations if the Partnership had obtained these services from an unaffiliated entity) would not be less favorable than the amounts recorded in the Partnership’s financial statements for the years ended December 31, 2006, 2005 and 2004.

Natural Gas Transportation and Related Transactions

Pursuant to a gas gathering agreement, the Partnership earned transportation fees of $358,162 (unaudited), $474,817 (unaudited) and $492,590 from Copano Field Services/Agua Dulce (“CFS/AD”), an indirect wholly-owned subsidiary of CE and an affiliate of CWDPL, during the years ended December 31, 2006, 2005 and 2004, respectively. The Partnership recorded natural gas sales of $1,384,005 (unaudited), $2,142,277 (unaudited) and $1,330,993 pursuant to the imbalance cash out provisions of the gas gathering agreement with CFS/AD during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Partnership recorded cost of natural gas sold of $856,269 (unaudited), $833,399 (unaudited) and $1,135,402 pursuant to the cash out provisions of the gas gathering agreement with CFS/AD for the years ended December 31, 2006, 2005 and 2004, respectively. CFS/AD paid the Partnership $67,033 (unaudited) in well connection fees during the year ended December 31, 2005. As of December 31, 2006 and 2005, CFS/AD owed the Partnership $17,769 (unaudited) and $423,237 (unaudited), respectively, under this gas gathering agreement.

Pursuant to gas purchase and sales agreements, the Partnership sold natural gas to other affiliates of CWDPL and indirect wholly-owned subsidiaries of CE of $1,166,970 (unaudited), $1,733,421 (unaudited) and $787,117 during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Partnership recorded cost of natural gas sold to these other affiliates of CWDPL of $705,862 (unaudited), $37,882 (unaudited) and $550,733 during the years ended December 31, 2006, 2005 and 2004, respectively. The Partnership also earned transportation

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Related Party Transactions (Continued)

fees from these other affiliates of CWDPL of $1,575 during the year ended December 31, 2004. As of December 31, 2006 and 2005, the other affiliates of CWDPL owed the Partnership $118,719 (unaudited) and $169,010 (unaudited), respectively.

Pursuant to gas gathering agreements with the other general partners of the Partnership, the Partnership earned transportation fees of $106,635 (unaudited), $153,959 (unaudited) and $146,647 during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, under one of the other general partner’s gas gathering agreement, the Partnership recorded gas imbalance activity as cost of natural gas sold of $(47,565) (unaudited), $(393,597) (unaudited) and $(111,288) during the years ended December 31, 2006, 2005 and 2004, respectively. Under one of the other general partner’s gas gathering agreement, the Partnership had net purchases of natural gas of $(30) (unaudited), $66,390 (unaudited) and $41,752 during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, these general partners owed the Partnership $29,383 (unaudited) and $38,760 (unaudited), respectively, for transportation fees. Additionally, one of these general partners paid a well connection fee of $23,000 during the year ended December 31, 2004. The Partnership had net gas imbalance obligations to these general partners of $314,859 (unaudited) and $361,805 (unaudited) as of December 31, 2006 and 2005, respectively.

During 2006, CWDPL, as operator of the Partnership, replaced a compressor on the Webb/Duval System through (i) the acquisition of that compressor from the Partnership by Copano Processing, L.P. (“Copano Processing”) for $681,000 (unaudited) and (ii) the sale of a more suitable replacement compressor by Copano Field Services/South Texas, L.P. (“CFS/ST”) to the Partnership for $657,700 (unaudited). Given that both compressors had been recently acquired, these prices reflected the original purchase prices paid to the equipment supplier. In connection with its acquisition of the compressor from the Partnership, Copano Processing reimbursed the Partnership $220,167 (unaudited) for certain compressor installation costs previously incurred by the Partnership. Copano Processing and CFS/ST are indirect wholly-owned subsidiaries of CE and affiliates of CWDPL.

Management of the Partnership believes these transactions were on terms no less favorable than those that could have been achieved with an outside company.

Note 7 — Business Segment and Customer Information

Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and transportation of natural gas and it currently reports its operations, both internally and externally, as a single business segment. The Partnership had two (unaudited) affiliated customers and two (unaudited) third-party customers that accounted for 29% (unaudited), 21% (unaudited), 19% (unaudited) and 19% (unaudited), respectively, of its revenue for the year ended December 31, 2006. The Partnership had two (unaudited) affiliated customers that accounted for 39% (unaudited) and 25% (unaudited), respectively, of its revenue for the year ended December 31, 2005. The Partnership had two affiliated customers and one third-party customer that accounted for 40%, 17% and 15%, respectively, of its revenue for the year ended December 31, 2004.

Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had two (unaudited) affiliated and two (unaudited) affiliated supplier during the year ended December 31, 2006 that accounted for 39% (unaudited), 32% (unaudited), 16% (unaudited) and 13% (unaudited), respectively, of its cost of natural gas sold. Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had one (unaudited) third-party and one (unaudited) affiliated supplier during the year ended December 31, 2005 that accounted for 73% (unaudited) and 24% (unaudited), respectively, of its cost of natural gas sold. Excluding changes in the gas imbalances recorded as cost of natural gas sold, the Partnership had one third-party and two affiliated suppliers during the year ended December 31, 2004 that accounted for 38%, 34% and 17%, respectively, of its cost of natural gas sold. The Partnership only buys and sells natural gas in connection with the resolution of natural gas imbalances incurred as a result of its gathering and transportation activities.

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Fair Value of Financial Instruments

The carrying amount of cash equivalents is believed to approximate its fair value because of the short maturities of these instruments.

Note 9 — Commitments and Contingencies

Commitments

For the years ended December 31, 2006, 2005 and 2004, rental expense for leased vehicles and leased compressors and related field equipment used in the Partnership’s operations totaled $106,522 (unaudited), $159,667 (unaudited) and $180,269, respectively. As of December 31, 2006, commitments under the Partnership’s lease obligations totaled $26,029 for 2007 and $8,260 for 2008.

Although the Partnership may have both fixed and variable contractual commitments arising in the ordinary course of its activities, as of December 31, 2006, the Partnership had no fixed or variable contractual commitments to purchase or sell natural gas.

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

FIN 45 also sets forth disclosure requirements for guarantees including the guarantees by a general partner of the Partnership on behalf of the Partnership. CWDPL guaranteed certain trade obligations of the Partnership and as of December 31, 2006, the balance of these guaranteed obligations was less than $100,000. Additionally, subsidiaries of CE guarantee certain vehicle lease obligations for vehicles operated for the benefit of the Partnership and certain subsidiaries of CE. As of December 31, 2006, these guarantees totaled approximately $79,000 (unaudited) of which approximately $34,000 (unaudited) related to vehicles used by the Partnership. Additionally, under each vehicle lease, the lessee has guaranteed the lessor a minimum residual sales value upon the expiration of the lease and sale of the underlying vehicle. These residual sale values guaranteed by the lessee are in turn guaranteed by certain other subsidiaries of CE. At December 31, 2006, guaranteed residual values for vehicles used by the Partnership under these operating leases were as follows (unaudited):

	2007	2008	Total

Lease residual values	$40,514	$15,722	$56,236

Presently, neither the Partnership nor any of its general partners has any other types of guarantees outstanding that require liability recognition under the provisions of FIN 45.

Regulatory Compliance

In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position of the Partnership.

Litigation

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership is not currently a party to any material legal proceedings. In addition, management of the Partnership is not aware of any material legal or governmental proceedings against the Partnership, or contemplated to be brought against the Partnership, under the various

WEBB/DUVAL GATHERERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies (Continued)

environmental protection statutes to which the Partnership is subject, that would have a significant adverse effect on the Partnership’s financial position or results of operations.

Note 10 — Supplemental Disclosures to the Statements of Cash Flows

Supplemental disclosures of noncash investing and financing activities

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)	(Unaudited)

Increase in property, plant and equipment	$—	$33,842	$—
Increase in other noncurrent liabilities	—	44,386	—

Index to Exhibits

The following documents are filed as a part of this Annual Report or incorporated by reference.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed August 15, 2005).
3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
10.1	Form of Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Registration Statement on Form S-1/A filed October 26, 2004).

Number	Description

10.2	Stakeholders’ Agreement dated July 30, 2004, by and among Copano Energy, L.L.C., Copano Partners, L.P., R. Bruce Northcutt, Matthew J. Assiff, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., CEH Holdco, Inc., CEH Holdco II, Inc., DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partner III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Merchant Banking III, Inc., DLJ MB Partners III GmbH & Co, KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed July 30, 2004).
10.3	Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.4	First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.5	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.6	Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.7	Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to Registration Statement on Form S-1/A filed November 2, 2004).
10.8	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc. and James J. Gibson, III (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.9	First Amendment to Employment Agreement between CPNO Services, L.P. and James J. Gibson, III, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.10	Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.11	Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.12	Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.13	Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.14	Form of Grant of Options (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.15	Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.16	Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan. (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.17	Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
10.18	Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 2, 2005).

Number		Description

10.19		2005 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 2, 2005).
10.20		Unitholder Voting Agreement dated as of August 1, 2005 by and among Copano Partners Trust, MBP III AIV, L.P., MBP Onapoc Holdings LLC, R. Bruce Northcutt and Matthew J. Assiff (incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.21		Credit Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, Comerica Bank and U.S. Bank National Association, as Co-Syndication Agents, Bank of Scotland and Fortis Capital Corp., as Co-Documentation Agents and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.22		Bridge Loan Agreement dated as of August 1, 2005 among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.23		Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.24		Employment Agreement between ScissorTail Energy, L.L.C. and Bruce Roderick dated as of August 1, 2005 (incorporated by reference to Exhibit 10.33 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.25		Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.26		Employment Agreement between ScissorTail Energy, L.L.C. and Thomas Coleman dated as of August 1, 2005 (incorporated by reference to Exhibit 10.35 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.27		Employment Agreement between ScissorTail Energy, L.L.C. and Lee E. Fiegener dated as of August 1, 2005 (incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.28		Form of Unit Option Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.29		Form of Restricted Unit Grant under the Copano Energy, L.L.C. Long-Term Incentive Plan (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.30		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.31		First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005).
10.32		Purchase Agreement dated as of January 31, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 8, 2006).
10.33		2006 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006).
10	.34†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10.35		First Amendment to Credit Agreement dated as of January 26, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 10, 2006).
10.36		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).

Number		Description

10.37		Form of Grant of Options (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.38		Form of Grant of Restricted Units (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.39		Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).
10.40		Loan Agreement dated as of September 29, 2006, among Copano Energy, L.L.C., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, and The Other Lenders Party Hereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Lead Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2006).
10.41		Second Amendment to Credit Agreement dated as of September 20, 2006 among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2006).
10.42		Form of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.43		Independent Director Compensation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 20, 2006).
10.44		Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.45		2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
21.1		List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.