Form 10-Q
period 2007-03-31
Copano Energy, L.L.C.
filed 2007-05-10
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

There were 42,273,978 common units of Copano Energy, L.L.C. outstanding at May 1, 2007. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$49,825	$39,484
Accounts receivable, net	68,952	66,416
Accounts receivable from affiliates	294	679
Risk management assets	8,352	13,973
Prepayments and other current assets	2,171	3,166

Total current assets	129,594	123,718

Property, plant and equipment, net	579,848	566,927
Intangible assets, net	92,314	93,372
Investment in unconsolidated affiliates	18,382	19,378
Risk management assets	20,819	23,826
Other assets, net	12,016	11,837

Total assets	$852,973	$839,058

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$99,183	$91,545
Accounts payable to affiliates	114	123
Notes payable	940	1,495
Other current liabilities	10,464	12,559

Total current liabilities	110,701	105,722

Long-term debt	275,000	255,000
Deferred tax liability	841	—
Risk management and other noncurrent liabilities	5,207	5,750
Commitments and contingencies (Note 8)
Members’ capital:
Common units, no par value, 42,272,538 units and 35,190,590 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	491,533	480,797
Subordinated units, no par value, 7,038,252 units issued and outstanding as of December 31, 2006	—	10,379
Paid-in capital	12,685	10,585
Accumulated (deficit) earnings	(5,403)	2,918
Accumulated other comprehensive loss	(37,591)	(32,093)

	461,224	472,586

Total liabilities and members’ capital	$852,973	$839,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except unit information)

Revenue:
Natural gas sales	$111,252	$127,464
Natural gas sales — affiliates	25	516
Natural gas liquids sales	87,887	75,326
Transportation, compression and processing fees	4,240	3,810
Transportation, compression and processing fees — affiliates	8	10
Condensate and other	7,576	6,834

Total revenue	210,988	213,960

Costs and expenses:
Cost of natural gas and natural gas liquids	171,233	176,572
Cost of natural gas and natural gas liquids — affiliates	543	140
Transportation	810	679
Transportation — affiliates	76	90
Operations and maintenance	8,498	7,184
Depreciation and amortization	8,470	7,625
General and administrative	7,516	6,075
Taxes other than income	527	444
Equity in earnings from unconsolidated affiliates	(864)	(196)

Total costs and expenses	196,809	198,613

Operating income	14,179	15,347
Interest and other income	620	249
Interest and other financing costs	(5,193)	(8,183)

Income before income taxes	9,606	7,413
Provision for income taxes	(904)	—

Net income	$8,702	$7,413

Basic net income per common unit:
Net income per common unit	$0.21	$0.20
Weighted average number of common units	38,736	29,315
Diluted net income per common unit:
Net income per common unit	$0.20	$0.20
Weighted average number of common units	39,365	29,613
Basic net income per subordinated unit:
Net income per subordinated unit	$0.21	$0.20
Weighted average number of subordinated units	3,519	7,038
Diluted net income per subordinated unit:
Net income per subordinated unit	$0.21	$0.20
Weighted average number of subordinated units	3,519	7,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Cash Flows From Operating Activities:
Net income	$8,702	$7,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,470	7,625
Amortization of debt issue costs	309	957
Equity in earnings from unconsolidated affiliates	(864)	(196)
Equity-based compensation	641	321
Deferred tax liability	841	—
Other noncash items	(33)	(2)
Changes in assets and liabilities:
Accounts receivable	(2,536)	23,758
Accounts receivable from affiliates	461	(947)
Prepayments and other current assets	995	662
Risk management activities	2,615	2,338
Accounts payable	6,075	(18,031)
Accounts payable to affiliates	(9)	24
Other current liabilities	(1,677)	(1,067)

Net cash provided by operating activities	23,990	22,855

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(17,804)	(9,889)
Additions to intangible assets	(305)	(130)
Acquisitions	(739)	(538)
Investment in unconsolidated affiliate	—	(6,811)
Distributions from unconsolidated affiliates	1,784	—
Other	111	(97)

Net cash used in investing activities	(16,953)	(17,465)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(258,000)
Proceeds from long-term debt	20,000	245,000
Repayments of short-term notes payable	(555)	(756)
Deferred financing costs	(608)	(6,239)
Distributions to unitholders	(16,923)	(10,081)
Proceeds from private placement of common units	—	25,000
Capital contributions from Pre-IPO Investors	1,459	1,380
Proceeds from option exercises	405	58
Equity offering costs	(474)	(584)

Net cash provided by (used in) financing activities	3,304	(4,222)

Net increase in cash and cash equivalents	10,341	1,168
Cash and cash equivalents, beginning of year	39,484	25,297

Cash and cash equivalents, end of period	$49,825	$26,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME
(Unaudited)

	Common		Subordinated				Accumulated
	Number		Number			Accumulated	Other		Total
	of	Common	of	Subordinated	Paid-in	Earnings	Comprehensive		Comprehensive
	Units	Units	Units	Units	Capital	(Deficit)	Loss	Total	Income

Balance, December 31, 2006	35,191	$480,797	7,038	$10,379	$10,585	$2,918	$(32,093)	$472,586	$—
Capital contributions from Pre-IPO Investors	—	—	—	—	1,459	—	—	1,459	—
Conversion of subordinated units into common units	7,038	10,379	(7,038)	(10,379)	—	—	—	—	—
Offering costs	—	(48)	—	—	—	—	—	(48)	—
Distributions to unitholders	—	—	—	—	—	(17,023)	—	(17,023)	—
Option exercises	34	405	—	—	—	—	—	405	—
Equity-based compensation	—	—	—	—	641	—	—	641	—
Vested restricted units	10	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	8,702	—	8,702	8,702
Derivative settlements reclassified to income	—	—	—	—	—	—	1,774	1,774	1,774
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	(7,272)	(7,272)	(7,271)

Comprehensive income									$3,205

Balance, March 31, 2007	42,273	$491,533	—	$—	$12,685	$(5,403)	$(37,591)	$461,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Organization and Basis of Presentation

Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our subsidiaries, provide midstream energy services, including gathering, transportation, treating, processing and conditioning services in Oklahoma and Texas. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its subsidiaries.

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

On February 15, 2007, our Board of Directors approved a two-for-one split for all of our outstanding common units. The unit split entitled each unitholder of record at the close of business on March 15, 2007 to receive one additional common unit for every common unit held on that date. The additional common units were distributed to unitholders on March 30, 2007. Net income per unit, weighted average units outstanding and distributions per unit for all periods and any references to common units, restricted units and options to purchase common units have been retroactively adjusted to reflect this two-for-one split.

We do not provide for federal income taxes in the accompanying consolidated financial statements as such income is taxable directly to our unitholders. However, the State of Texas enacted a margin tax in May 2006, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the law. The first annual taxable period began January 1, 2007 and the first returns are due in 2008. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined by the new Texas margin statute. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under SFAS 109, taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The provision for the Texas margin tax totaled $904,000 for the three months ended March 31, 2007, comprised of $63,000 related to the current provision which is included in other

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Organization and Basis of Presentation — (Continued)

current liabilities on the accompanying consolidated balance sheets and $841,000 deferred tax liability related to the cumulative effect of temporary book/tax timing differences associated with depreciation expense for periods prior to the enactment of the margin tax.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our statements reflect all normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, our management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 — New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard is effective for reporting periods beginning after November 15, 2007. We are evaluating SFAS No. 157 and currently do not expect it to have a material effect on our consolidated financial position or results of operations.

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

Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 became effective as of the beginning of our 2007 fiscal year and our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

Note 3 — Intangible Assets

Our intangible assets consist of rights-of-way, easements and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,362,000 and $1,353,000 for the three months ended March 31, 2007 and 2006, respectively. Estimated aggregate amortization expense remaining for 2007 and each of the succeeding periods indicated is approximately: 2007 — $4,075,000; 2008 — $5,372,000; 2009 — $5,303,000; 2010 — $5,269,000; 2011 — $5,349,000 and 2012 — $5,238,000. Intangible assets consisted of the following (in thousands):

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Intangible Assets — (Continued)

	March 31,	December 31,
	2007	2006

Rights-of-way and easements, at cost	$61,236	$60,931
Less accumulated amortization for rights-of-way and easements	(7,167)	(6,520)
Contracts	42,444	42,444
Less accumulated amortization for contracts	(4,716)	(4,009)
Customer relationship	725	725
Less accumulated amortization for customer relationship	(208)	(199)

Intangible assets, net	$92,314	$93,372

As of March 31, 2007 and December 31, 2006, the weighted average amortization period for all of our intangible assets was 19 years. The weighted average amortization period for our rights-of-way and easements and contracts was 22.6 years and 13.3 years, respectively, as of March 31, 2007. The weighted average amortization period for our rights-of-way and easements and contracts was 22.9 years and 13.6 years, respectively, as of December 31, 2006.

Note 4 — Long-Term Debt

A summary of our debt follows (in thousands):

	March 31,	December 31,
	2007	2006

Long-term debt:
Credit Facility	$50,000	$30,000
Senior Notes	225,000	225,000

Total	$275,000	$255,000

Credit Facility

We currently have a $200 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, which was established in August 2005. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit. In January 2007, we modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA). Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

The effective average interest rate on borrowings under the Credit Facility was 7.4% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of March 31, 2007. Interest and other financing costs related to the Credit Facility totaled $756,000 for the three months ended March 31, 2007. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of March 31, 2007, the unamortized portion of debt issue costs totaled $2,597,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Long-Term Debt — (Continued)

Our management believes that we are in compliance with the covenants under the Credit Facility as of March 31, 2007.

Senior Notes

In February 2006, we issued an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”). Interest and other financing costs related to the Senior Notes totaled $4,746,000 for the three months ended March 31, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of March 31, 2007, the unamortized portion of debt issue costs totaled $6,279,000.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Long-Term Debt — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2007						December 31, 2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,791	$—	$29,034	$—	$—	$49,825	$1,286	$—	$38,198	$—	$—	$39,484
Accounts receivable, net	18	—	68,934	—	—	68,952	32	—	66,384	—	—	66,416
Accounts receivable from affiliates	—	—	49,030	—	(48,736)	294	—	—	53,673	—	(52,994)	679
Intercompany receivable	32,414	—	(55,613)	—	23,199	—	24,908	—	(71,028)	—	46,120	—
Risk management assets	—	—	8,352	—	—	8,352	—	—	13,973	—	—	13,973
Prepayments and other current assets	57	—	2,114	—	—	2,171	44	—	3,122	—	—	3,166

Total current assets	53,280	—	101,851	—	(25,537)	129,594	26,270	—	104,322	—	(6,874)	123,718

Property, plant and equipment, net	299	—	579,549	—	—	579,848	299	—	566,628	—	—	566,927
Intangible assets, net	—	—	92,314	—	—	92,314	—	—	93,372	—	—	93,372
Investment in unconsolidated affiliates	—	—	18,382	18,382	(18,382)	18,382	—	—	19,378	19,378	(19,378)	19,378
Investment in consolidated subsidiaries	677,588	—	—	—	(677,588)	—	674,105	—	—	—	(674,105)	—
Risk management assets	—	—	20,819	—	—	20,819	—	—	23,826	—	—	23,826
Other assets, net	8,876	—	3,140	—	—	12,016	8,577	—	3,260	—	—	11,837

Total assets	$740,043	$—	$816,055	$18,382	$(721,507)	$852,973	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$63	$—	$99,120	$—	$—	$99,183	$434	$—	$91,111	$—	$—	$91,545
Accounts payable to affiliates	—	—	25,287	—	(25,173)	114	—	—	39,808	—	(39,685)	123
Intercompany payable	(15)	—	379	—	(364)	—	(26,291)	—	(6,520)	—	32,811	—
Notes payable	—	—	940	—	—	940	—	—	1,495	—	—	1,495
Other current liabilities	2,252	—	8,212	—	—	10,464	6,811	—	5,748	—	—	12,559

Total current liabilities	2,300	—	133,938	—	(25,537)	110,701	(19,046)	—	131,642	—	(6,874)	105,722

Long-term debt	275,000	—	—	—	—	275,000	255,000	—	—	—	—	255,000
Deferred tax liability	841	—	—	—	—	841
Risk management and other noncurrent liabilities	678	—	4,529		—	5,207	711	—	5,039	—	—	5,750
Members’/Partners’ capital:												—
Common units	491,533	—	—	—	—	491,533	480,797	—	—	—	—	480,797
Subordinated units	—	—	—	—	—	—	10,379	—	—	—	—	10,379
Paid-in capital	12,685	1	516,054	16,882	(532,937)	12,685	10,585	1	524,940	17,445	(542,386)	10,585
Accumulated (deficit) earnings	(5,403)	(1)	199,125	1,500	(200,624)	(5,403)	2,918	(1)	181,258	1,933	(183,190)	2,918
Accumulated other comprehensive loss	(37,591)	—	(37,591)	—	37,591	(37,591)	(32,093)	—	(32,093)	—	32,093	(32,093)

	461,224	—	677,588	18,382	(695,970)	461,224	472,586	—	674,105	19,378	(693,483)	472,586

Total liabilities and members’/partners’ capital	$740,043	$—	$816,055	$18,382	$(721,507)	$852,973	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Long-Term Debt — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$111,277	$—	$—	$111,277	$—	$—	$127,980	$—	$—	$127,980
Natural gas liquids sales	—	—	87,887	—	—	87,887	—	—	75,326	—	—	75,326
Transportation, compression and processing fees	—	—	4,248	—	—	4,248	—	—	3,820	—	—	3,820
Other	—	—	7,576	—	—	7,576	—	—	6,834	—	—	6,834

Total revenue	—	—	210,988	—	—	210,988	—	—	213,960	—	—	213,960

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	171,776	—	—	171,776	—	—	176,712	—	—	176,712
Transportation	—	—	886	—	—	886	—	—	769	—	—	769
Operations and maintenance	398	—	8,100	—	—	8,498	—	—	7,184	—	—	7,184
Depreciation and amortization	—	—	8,470	—	—	8,470	17	—	7,608	—	—	7,625
General and administrative	2,734	—	4,782	—	—	7,516	318	—	5,757	—	—	6,075
Taxes other than income	—	—	527	—	—	527	—	—	444	—	—	444
Equity in earnings from unconsolidated affiliates	—	—	(864)	(864)	864	(864)	—	—	(196)	(196)	196	(196)

Total costs and expenses	3,132	—	193,677	(864)	864	196,809	335	—	198,278	(196)	196	198,613

Operating (loss) income	(3,132)	—	17,311	864	(864)	14,179	(335)	—	15,682	196	(196)	15,347
Interest and other income	12	—	608	—	—	620	—	—	249	—	—	249
Interest and other financing costs	(5,141)	—	(52)	—	—	(5,193)	(8,145)	—	(38)	—	—	(8,183)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(8,261)	—	17,867	864	(864)	9,606	(8,480)	—	15,893	196	(196)	7,413
Provision for income taxes	(904)	—	—	—	—	(904)	—	—	—	—	—	—

(Loss) income before equity in earnings from consolidated subsidiaries	(9,165)	—	17,867	864	(864)	8,702	(8,480)	—	15,893	196	(196)	7,413
Equity in earnings from consolidated subsidiaries	17,867	—	—	—	(17,867)	—	15,893	—	—	—	(15,893)	—

Net income (loss)	$8,702	$—	$17,867	$864	$(18,731)	$8,702	$7,413	$—	$15,893	$196	$(16,089)	$7,413

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Long-Term Debt — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$6,760	$—	$17,230	$—	$—	$23,990	$(7,117)	$—	$29,972	$—	$—	$22,855

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	—	(17,804)	—	—	(17,804)	(1)	—	(9,888)	—	—	(9,889)
Additions to intangible assets	—	—	(305)	—	—	(305)	—	—	(130)	—	—	(130)
Acquisitions	—	—	(739)	—	—	(739)	—	—	(538)	—	—	(538)
Investment in unconsolidated affiliate	—	—	—	—	—	—	—	—	(6,811)	—	—	(6,811)
Distributions from unconsolidated affiliates	—	—	1,784	1,784	(1,784)	1,784	—	—	—	—	—	—
Investment in consolidated subsidiaries	(5)	—	—	—	5	—	—	—	—	—	—	—
Distributions from consolidated subsidiaries	8,891	—	—	—	(8,891)	—	11,500	—	—	—	(11,500)	—
Other	—	—	111	—	—	111	—	—	(97)	—	—	(97)

Net cash provided by (used in) investing activities	8,886	—	(16,953)	1,784	(10,670)	(16,953)	11,499	—	(17,464)	—	(11,500)	(17,465)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	—	—	—	—	—	(258,000)	—	—	—	—	(258,000)
Proceeds from long-term debt	20,000	—	—	—	—	20,000	245,000	—	—	—	—	245,000
Deferred financing costs	(608)	—	—	—	—	(608)	(6,239)	—	—	—	—	(6,239)
Repayment of short-term notes payable	—	—	(555)	—	—	(555)	—	—	(756)	—	—	(756)
Distributions to unitholders	(16,923)	—	—	—	—	(16,923)	(10,081)	—	—	—	—	(10,081)
Proceeds from private placement of common units	—	—	—	—	—	—	25,000	—	—	—	—	25,000
Capital contributions from Pre-IPO Investors	1,459	—	—	—	—	1,459	1,380	—	—	—	—	1,380
Equity offering costs	(474)	—	—	—	—	(474)	(584)	—	—	—	—	(584)
Proceeds from option exercises	405	—	—	—	—	405	58	—	—	—	—	58
Contributions from parent	—	—	5	—	(5)	—	—	—	—	—	—
Distributions to parent	—	—	(8,891)	—	8,891	—	—	—	(11,500)	—	11,500	—

Net cash (used in) provided by financing activities	3,859	—	(9,441)	—	8,886	3,304	(3,466)	—	(12,256)	—	11,500	(4,222)

Net increase (decrease) in cash and cash equivalents	19,505	—	(9,164)	1,784	(1,784)	10,341	916	—	252	—	—	1,168
Cash and cash equivalents, beginning of year	1,286	—	38,198	—	—	39,484	1,167	1	24,129	—	—	25,297

Cash and cash equivalents, end of period	$20,791	$—	$29,034	$1,784	$(1,784)	$49,825	$2,083	$1	$24,381	$—	$—	$26,465

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Members’ Capital and Distributions

Common Units and Subordinated Units

Effective February 14, 2007, our subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests required for conversion of the subordinated units into common units, as set forth in our limited liability company agreement. The subordinated units were issued by us to certain of our investors existing prior to our initial public offering (“IPO”) (our “Pre-IPO Investors”) in connection with our IPO in November 2004.

On March 30, 2007, we effected a two-for-one split of all of our outstanding common units, which entitled each unitholder of record at the close of business on March 15, 2007, to receive one additional common unit for every common unit held on that date.

On April 30, 2007, we amended and restated our limited liability agreement to reflect the conversion of our subordinated units as well as the unit split, including adjustment of our minimum quarterly distribution.

As of March 31, 2007, 42,272,538 common units (excluding restricted common units) were outstanding. Our management controlled an aggregate of 4,549,250 of these common units as of March 31, 2007.

Pursuant to our limited liability company agreement, the Pre-IPO Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) is limited, or capped. For the year ended December 31, 2007, the “cap” limits our general and administrative expense obligations to $1.8 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses is increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. In February 2007, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $1,459,000 as a reimbursement of excess general and administrative expenses for fourth quarter of 2006. Based on the level of our general and administrative expenses for the first quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amount of $3,400,000 as a reimbursement of excess general and administrative expenses for this period. The Pre-IPO Investors will use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Distributions

On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.40 per unit for all outstanding common and subordinated units. The distribution, totaling $16.9 million, was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

On April 18, 2007, our Board of Directors declared a cash distribution for the three months ended March 31, 2007 of $0.42 per unit for all outstanding common units. The distribution will be payable on May 15, 2007 to holders of record of at the close of business on May 1, 2007.

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan. The equity-based compensation expense relates to awards issued under our long-term incentive plan discussed in “Restricted Common Units” and “Unit Options” below. As of March 31, 2007, the number of units available for grant under our long-term incentive plan totaled 2,532,642, of which up to 868,550 units are eligible to be issued as restricted units.

Restricted Common Units.  Restricted units are awarded under our long-term incentive plan and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Members’ Capital and Distributions — (Continued)

Directors. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants do not pay any consideration for the common units they receive and we receive no remuneration for the units. As of March 31, 2007, 307,500 restricted common units were outstanding.

The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $510,000 and $233,000 related to the amortization of restricted units outstanding during the three months ended March 31, 2007 and 2006, respectively.

A summary of the restricted common unit activity for the three months ended March 31, 2007 is provided below:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Units	Value

Outstanding at beginning of period	315,936	$20.84
Granted	3,000	32.35
Vested	(10,296)	14.62
Forfeited	(1,140)	21.04

Outstanding at end of period	307,500	$21.16

As of March 31, 2007, unrecognized compensation costs related to the outstanding restricted units issued under our long-term incentive plan totaled $5,190,000. The expense is expected to be recognized over a weighted average period of 3.2 years. The total fair value of restricted common units vested during the three months ended March 31, 2007 was $339,000.

Unit Options.  Unit options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options become exercisable over a period determined by our Compensation Committee. In addition, unit options become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.

During the three months ended March 31, 2007, we granted 49,300 options to purchase an equal number of common units at an average exercise price of $31.92 per unit to certain employees. During the three months ended March 31, 2006, we granted 32,400 options to purchase an equal number of common units at an average exercise price of $20.58 per unit to certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, death or disability. These outstanding options have a contractual life of ten years from date of grant. All options granted during the three months ended March 31, 2007 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $131,000 and $88,000 related to unit options net of anticipated forfeitures for the three months ended March 31, 2007 and 2006, respectively.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Members’ Capital and Distributions — (Continued)

	Three Months Ended
	March 31,
	2007	2006

Weighted average exercise price	$31.92	$20.58
Expected volatility	20.9-21.5%	27.24%
Distribution yield	6.03-6.05%	6.52%
Risk-free interest rate	4.46-4.80%	4.33%-4.61%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$3.81	$3.05
Total intrinsic value of options exercised	$650,000	$53,000

As of March 31, 2007, unrecognized compensation costs related to outstanding options issued under our long-term incentive plan totaled $1,937,000. The expense is expected to be recognized over a weighted average period of approximately 5 years.

Note 6 — Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and EITF Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two — Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

Basic net income per unit excludes dilution and is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class during the period. Dilutive net income per unit reflects potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units except when the assumed exercise or conversion would have an anti-dilutive effect on net income per unit. Dilutive net income per unit is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class of units during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.

Basic net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended March 31,
	2007	2006

Net income available — basic	$8,702	$7,413
Less net income attributable to subordinated unitholders	(725)	(1,435)

Net income — basic	7,977	5,978
Net income attributable to subordinated unitholders	725	1,435

Net income available — diluted(1)	$8,702	$7,413

Basic weighted average units	38,736	29,315
Dilutive weighted average units(1)	39,365	29,613
Basic net income per unit	$0.21	$0.20

Diluted net income per unit(1)	$0.20	$0.20

(1)	Potentially dilutive restricted units and employee unit options totaled 144,255 and 485,184, respectively, during the three months ended March 31, 2007. Potentially dilutive restricted units and employee unit options totaled 108,022 and 190,876, respectively, during the three months ended March 31, 2006.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended March 31, 2007 and 2006, we reimbursed Copano Operations $817,000 and $828,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of March 31, 2007, amounts receivable from Copano Operations were $16,000.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the three months ended March 31, 2007 and 2006.

Natural Gas Transactions

During the three months ended March 31, 2007 and 2006, we purchased natural gas from affiliated companies of Mr. Eckel totaling $341,000 and $472,000, respectively, provided gathering and compression services to affiliated entities of Mr. Eckel totaling $8,000 and $10,000, respectively, and sold natural gas to affiliated entities of Mr. Eckel totaling $25,000 and $4,000, respectively. Additionally, affiliated companies of Mr. Eckel reimbursed us $25,000 for the three months ended March 31, 2006 in gas lift costs which are reflected as a reduction of operations and maintenance expense in our consolidated statements of operations. As of March 31, 2007, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $102,000.

Natural gas purchases and transportation costs from Webb Duval totaled $278,000 and $(242,000) for the three months ended March 31, 2007 and 2006, respectively. Natural gas sales to Webb Duval totaled $512,000 for the three months ended March 31, 2006. Additionally, as operator of Webb Duval, we charged Webb Duval administrative fees of $52,000 and $48,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, our net payable to Webb Duval totaled $12,000.

We receive a management fee of $250,000 per year from Southern Dome, which along with any other reimbursable expenses, is the total compensation paid to us by Southern Dome. In addition to the management fee, Southern Dome also reimburses us for various costs. For the three months ended March 31, 2007, Southern Dome paid us $63,000 in management fees and $69,000 in other reimbursable costs. As of March 31, 2007, our net receivable from Southern Dome totaled $278,000.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 8 — Commitments and Contingencies

Commitments

For the three months ended March 31, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $948,000 and $805,000, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Commitments and Contingencies — (Continued)

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At March 31, 2007, we had fixed contractual commitments to purchase 513,000 million British thermal units (“MMBtu”) of natural gas in April 2007. As of March 31, 2007, we had fixed contractual commitments to sell 1,920,000 MMBtu of natural gas in April 2007. All of these contracts are based on index-related market pricing. Using index-related market prices as of March 31, 2007, total commitments to purchase natural gas related to such agreements equaled $3,564,000 and the total commitment to sell natural gas under such agreements equaled $13,268,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During March 2007, natural gas volumes purchased under such contracts equaled 8,577,180 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During March 2007, natural gas volumes sold under such contracts equaled 3,713,129 MMBtu.

Guarantees

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of March 31, 2007, the amount of parental guaranteed obligations totaled approximately $2,800,000, all of which were related to our commodity purchases.

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

Note 9 — Supplemental Disclosures to the Statements of Cash Flows

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Cash payments for interest, net of $361,000 and $156,000 capitalized in 2007 and 2006 respectively	$9,620	$7,625
Cash payments for federal and state income taxes	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Supplemental Disclosures to the Statements of Cash Flows — (Continued)

We incurred liabilities for construction in progress and property additions that had not been paid at March 31, 2007, and 2006 of $1,376,000 and $1,747,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 10 — Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy, as amended, which allows our management to purchase crude oil and NGLs puts and swaps and certain natural gas put or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Financial instruments that we acquire pursuant to our risk management policy are designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. Changes in the fair value over time are generally recorded to other comprehensive income, or OCI. Gains or losses are recorded to our consolidated statements of operations as forecasted transactions are realized and for ineffectiveness of the hedging relationship, if any.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

In January 2007, we amended and restated our Credit Facility, including extending its maturity date and, as a result, the terms of our outstanding interest rate swaps no longer exactly match the term of the Credit Facility. Consequently, we no longer use the “shortcut” method under SFAS No. 133 in accounting for our interest rate swaps. In March 2007, we borrowed $20 million under the Credit Facility, bringing the principal amount outstanding under the Credit Facility equal to the notional amount of the interest rate swaps so that the total notional amount of both $25 million interest rate swaps now qualify for hedge accounting. For the three months ended March 31, 2007, we recognized mark-to-market losses of $111,000 and no ineffectiveness on the interest rate swaps. As of March 31, 2007, the fair value of these financial instruments totaled $187,000.

Note 11 — Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following four business segments for both internal and external reporting and analysis: (i) Mid-Continent Operations, (ii) Texas Gulf Coast Pipelines, (iii) Texas Gulf Coast Processing and (iv) Corporate, which engages in risk management and other corporate activities. We evaluate segment performance based on segment gross margin before depreciation and amortization. All of our revenue is derived from, and all of our assets and operations are located in, Oklahoma and Texas. Transactions between reportable segments are conducted on an arm’s length basis.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

		Texas	Texas
	Mid-Continent	Gulf Coast	Gulf Coast
	Operations	Pipelines	Processing	Corporate		Eliminations	Total

Three Months Ended March 31, 2007:
Sales to external customers	$106,537	$50,790	$56,393	$(2,732	)(a)	$—	$210,988
Intersegment sales	—	37,703	1,660	—		(39,363)	—
Interest expense and other financing costs	—	—	—	5,193		—	5,193
Depreciation and amortization	5,901	1,678	708	183		—	8,470
Equity in earnings from unconsolidated affiliates	(214)	(650)	—	—		—	(864)
Segment profit (loss)(b)	10,286	3,821	6,314	(11,719)		—	8,702
Segment assets	588,902	155,187	92,686	41,736		(25,538)	852,973
Capital expenditures	10,262	6,412	2,432	1,218		—	20,324
Three Months Ended March 31, 2006:
Sales to external customers	$99,698	$68,665	$45,350	$247	(a)	$—	$213,960
Intersegment sales	—	49,543	14,812	—		(64,355)	—
Interest expense and other financing costs	—	2	—	8,181		—	8,183
Depreciation and amortization	5,594	1,347	600	84		—	7,625
Equity in loss (earnings) from unconsolidated affiliates	28	(224)	—	—		—	(196)
Segment profit (loss)(b)	9,540	3,896	4,057	(10,080)		—	7,413
Capital expenditures	3,717	3,439	1,479	278		—	8,913

(a)	Represents the results of our risk management activities. See Note 10.

(b)	We define segment profit (loss) as the sum of the segment’s (a) revenue, (b) equity in earnings from unconsolidated affiliates and (c) interest income less the sum of the segment’s (i) cost of sales, (ii) operating and maintenance expenses, (iii) depreciation and amortization, (iv) general and administrative expenses, (v) taxes other than income, (vi) equity in losses from unconsolidated affiliates and (vii) interest and other financing costs. We allocate general and administrative costs directly associated with our operations to the respective segment. We do not generally allocate interest and financing costs related to our credit facilities and term loans to the operating segments.

Note 12 — Subsequent Events

Acquisition of Cimmarron Gathering, L.P.

On May 1, 2007, we acquired all of the partnership interests in Cimmarron Gathering, L.P. (“Cimmarron”), a Texas limited partnership, for approximately $95.4 million in cash and securities (the “Consideration”), subject to certain closing adjustments (the “Cimmarron Acquisition”). The Consideration consisted of $41.0 million of cash and 1,579,409 Class C units valued at approximately $54 million as described below. The cash portion of the Consideration was funded with borrowings under our Credit Facility. Cimmarron owns interests in natural gas and crude oil pipelines in central and eastern Oklahoma and in north Texas. In connection with this acquisition, we issued 119,000 unit options to employees of Cimmarron subject to a five-year vesting schedule.

At the closing, $17.5 million of the Class C units otherwise issuable to the partners in Cimmarron (collectively, the “Contributors”) were deposited into escrow for up to one year to satisfy certain post-closing claims for indemnification by us, if any. If, at the six-month anniversary of the closing, no indemnity claims exist with respect to certain representations and warranties of the Contributors (including with respect to title to the Cimmarron partnership interests), the amount of Class C units held in escrow will be reduced to $5.0 million.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Subsequent Events — (Continued)

Class C Units

The Class C units (the “Class C units”) delivered by us as part of the Consideration are a new class of equity interests. Pursuant to our acquisition agreement with the Contributors, we issued an aggregate of 1,579,409 Class C units to the Contributors, which represent approximately $54.0 million of the Consideration based upon the average closing price of our common units over the ten business days preceding the execution date of the acquisition agreement. Up to 25% of the Class C units issued at the closing will automatically convert to common units on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing (less any Class C units that have been released to us pursuant to the escrow arrangement described above in satisfaction of any post-closing indemnification obligations of the Contributors). Until such time as a Class C unit has converted to a common unit, such Class C unit is not entitled to receive any of the quarterly cash distributions that are made with respect to our common units. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not quoted for trading on the Nasdaq Stock Market LLC.

At the closing, we entered into a registration rights agreement with the Contributors pursuant to which the Contributors will be entitled to an aggregate of one demand registration and unlimited piggyback registrations with respect to the common units underlying the Class C units, in each case on the terms and conditions set forth therein.

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

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in Oklahoma and Texas region.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into four business segments, Mid-Continent Operations, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing and Corporate.

•	Mid-Continent Operations is a provider of natural gas midstream services in Oklahoma and in north Texas, including natural gas gathering and related compression and dehydration services and natural gas processing. For each of the three months ended March 31, 2007 and 2006, this segment generated approximately 56% of our total segment gross margin.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas in areas we sometimes refer to as the South Texas, Coastal Waters, Central Gulf Coast and Upper Gulf Coast regions. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended March 31, 2007 and 2006, this segment generated approximately 25% and 24%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and, beginning in 2007, our Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended March 31, 2007 and 2006, this segment generated approximately 26% and 19%, respectively, of our total segment gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended March 31, 2007 and 2006, this segment generated approximately (7)% and 1%, respectively, of our total segment gross margin.

Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

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

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.22 per gallon during the first quarter of 2007 compared to $0.12 per gallon during the first quarter of 2006. The average standardized processing margin for the period from 1989 through March 31, 2007 is $0.10 per gallon.

Operations and Maintenance Expenses.  Operations and maintenance expenses are costs associated with the operations of a specific asset. Direct labor, insurance, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of operations and maintenance expenses. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses are incurred through Copano Operations, an affiliate of our company and which is controlled by Mr. Eckel. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs.

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

Pursuant to our limited liability company agreement, our Pre-IPO Investors have agreed to reimburse us for our general and administrative expenses in excess of stated levels (subject to certain limitations discussed below) for a period of three years beginning on January 1, 2005. Specifically, to the extent our general and administrative expenses exceed the following levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) will be limited, or capped, as indicated:

General and
Administrative Expense
Year	Limitations

1	$1.50 million per quarter
2	$1.65 million per quarter
3	$1.80 million per quarter

During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined below) for any quarter exceeds $5.4 million. Additionally, the cap may be extended beyond its initial three-year term at the same or a higher level by the affirmative vote of at least 95% of 5,557,378 common units held by our Pre-IPO Investors or certain of their assignees, voting together as a single class. We believe that an extension of the cap is unlikely: however, such determination will be made in the sole discretion of our Pre-IPO Investors. This cap on general and administrative expenses excludes non-cash expenses as well as expenses we may incur in connection with potential acquisitions and capital improvements.

Pursuant to our limited liability company agreement, the reimbursement obligations of our Pre-IPO Investors are limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-IPO Investors immediately prior to our IPO (the “Pre-IPO Units”). As a result of the conversion of our subordinated units to common units on a one-for-one basis effective February 14, 2007, these quarterly obligations will not exceed the amount of distributions we pay on 5,557,378 common units for the quarter for which the obligations are incurred. In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-IPO Investors, directly in the Pre-IPO Investors’ escrow accounts. Also, to the extent that any of our Pre-IPO Investors sell Pre-IPO Units, the buyer must assume the related reimbursement obligations or the selling Pre-IPO Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. In February 2007, Pre-IPO Investors made capital contributions to us in the aggregate amounts of $1.5 million as reimbursement of excess general and administrative expenses for the three months ended December 31, 2006. Based on the level of our general and administrative expenses for the first quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amounts of $3.4 million as reimbursement of excess general and administrative expenses for this period. We believe that our ability to deposit distributions required to satisfy Pre-IPO Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-IPO Units provide us with additional assurance that our Pre-IPO Investors will be able to satisfy any future reimbursement obligations with respect to the Pre-IPO Units.

EBITDA.  We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation and amortization expense. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

Distributable Cash Flow.  We define distributable cash flow as net income or loss plus: (i) depreciation and amortization expense; (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) reimbursements by our Pre-IPO Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (iv) provision for deferred income taxes; (v) the subtraction of maintenance capital expenditures; (vi) the subtraction of equity in earnings from unconsolidated affiliates; and (vii) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by our senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, our management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).

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

Flow and Transaction Monitoring Systems.  We utilize automated systems that track commercial activity on each of our pipelines and monitor the flow of natural gas on our pipelines. For our Mid-Continent Operations, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. In our Texas Gulf Coast Pipelines operations, we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize an automated Supervisory Control and Data Acquisition (SCADA) system, which assists our management in monitoring and operating our Texas Gulf Coast Pipelines segment. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our Houston office.

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These statements include statements related to plans for growth of the business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended March 31,
	2007	2006
	($ in thousands)

Total gross margin(1)	$38,326	$36,479
Operations and maintenance expenses	8,498	7,184
Depreciation and amortization	8,470	7,625
General and administrative expenses	7,516	6,075
Taxes other than income	527	444
Equity in earnings from unconsolidated affiliates	(864)	(196)

Operating income	14,179	15,347
Interest and other financing costs, net	(4,573)	(7,934)
Provision for income taxes	(904)	—

Net income	$8,702	$7,413

Segment gross margin:
Mid-Continent Operations	$21,401	$20,435
Texas Gulf Coast Pipelines(3)	9,564	8,650
Texas Gulf Coast Processing	10,093	7,147
Corporate	(2,732)	247

Total gross margin(1)	$38,326	$36,479

Segment gross margin per unit:
Mid-Continent Operations:(2)
Pipeline throughput ($/MMBtu)(2)	$1.28	$1.38
Plant Inlet throughput ($/MMBtu)(2)	$1.79	$2.02
NGLs produced ($/Bbl)(2)	$19.35	$22.87
Texas Gulf Coast Pipelines ($/MMBtu)(3)	$0.38	$0.42
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(4)	$0.20	$0.15
NGLs produced ($/Bbl)(4)	$7.03	$5.84
Volumes:
Mid-Continent Operations(2)
Pipeline throughput (MMBtu/d)(2)	185,345	164,502
Plant Inlet throughput (MMBtu/d)(2)	132,789	112,193
NGLs produced (Bbls/d)(2)	12,286	9,926
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(3)	280,068	230,996
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	572,659	513,083
NGLs produced (Bbls/d)	15,960	13,601
Capital Expenditures:
Maintenance capital expenditures	$1,371	$1,850
Expansion capital expenditures	18,953	7,063

Total capital expenditures	$20,324	$8,913

Operations and maintenance expenses:
Mid-Continent Operations	$4,370	$3,868
Texas Gulf Coast Pipelines	2,033	1,628
Texas Gulf Coast Processing	2,095	1,688

Total operations and maintenance expenses	$8,498	$7,184

(1)	Total gross margin is a non-GAAP financial measure. For a reconciliation of total gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represents total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. For the three months ended March 31, 2007, plant inlet throughput averaged 85,558 MMBtu/d and NGLs produced averaged 8,394 barrels per day for plants owned by the Mid-Continent Operations segment. For the three months ended March 31, 2006, plant inlet throughput averaged 72,049 MMBtu/d and NGLs produced averaged 6,566 barrels per day for plants owned by the Mid-Continent Operations segment.

(3)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 103,370 MMBtu/d and 119,356 MMBtu/d, net of intercompany volumes, for the three months ended March 31, 2007 and 2006, respectively.

(4)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Mid-Continent Operations Segment Gross Margin.  Mid-Continent Operations segment gross margin was $21.4 million for the three months ended March 31, 2007 compared to $20.4 million for the three months ended March 31, 2006, an increase of $1.0 million, or 5%. The increase in gross margin resulted primarily from a 24% increase in natural gas liquids produced, an 18% increase in plant inlet throughput and a 13% increase in pipeline throughput offset by reduced unit margins as a result of lower natural gas and natural gas liquid prices. NGLs produced at the Paden Processing Plant increased 38% during the first quarter of 2007 as compared to the same period in 2006. For the three months ended March 31, 2007, this segment gathered or transported an average of 185,345 MMBtu/d of natural gas on its pipelines, processed an average of 132,789 MMBtu/d of natural gas and produced an average of 12,286 barrels per day of NGLs. For the three months ended March 31, 2006, this segment gathered or transported an average of 164,502 MMBtu/d of natural gas on its pipelines, processed an average of 112,193 MMBtu/d of natural gas and produced an average of 9,926 Bbls/d of NGLs. During the first quarter of 2007, the CenterPoint East natural gas index price averaged $6.19 per MMBtu compared to $7.35 per MMBtu during the first quarter of 2006, a decrease of $1.16, or 16%.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $9.6 million for the three months ended March 31, 2007 compared to $8.7 million for the three months ended March 31, 2006, an increase of $0.9 million, or 10%. The increase was primarily attributable to increased throughput offset by lower natural gas prices during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, which resulted in a decrease in margins associated with our index price-related gas purchase and transportation arrangements. During the first quarter of 2007, the Houston Ship Channel, or HSC, natural gas index price averaged $6.54 per MMBtu compared to $7.52 per MMBtu during the first quarter of 2006, a decrease of $0.98, or 13%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $10.1 million for the three months ended March 31, 2007 compared to $7.1 million for the three months ended March 31, 2006, an increase of $3.0 million, or 42%. For the three months ended March 31, 2007, we experienced improvements of $4.2 million in our processing segment gross margin primarily as a result of increased NGL margins and output at our Houston Central Processing Plant. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This improvement in our processing segment gross margin was partially offset by (i) an increase of $0.8 million in upgrade payments to natural gas suppliers, including our Texas Gulf Coast Pipelines segment, during the first quarter of 2007 as compared to the first quarter of 2006 and (ii) decreased conditioning fee revenue of $0.4 million.

Corporate Segment Gross Margin.  The corporate segment includes our commodity risk management activities. Gross margin for this segment was a loss of $2.7 million for the three months ended March 31, 2007 compared to a gain $0.3 million for the three months ended March 31, 2006. The corporate segment gross margin loss for the three months ended March 31, 2007 is comprised of $5.1 million of amortization expense related to purchased put derivatives offset by $2.4 million of cash settlements on the expired put derivatives. The corporate segment gross margin gain for the three months ended March 31, 2006 consisted of $2.7 million of cash settlements on expired put derivatives offset by $2.3 million of amortization expense related to purchased put derivatives and $0.2 million of unrealized losses related to the ineffective portion of the hedges.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $8.5 million for the three months ended March 31, 2007 compared to $7.2 million for the three months ended March 31, 2006. The increase of $1.3 million, or 18%, is primarily attributed to (i) increased labor and repair expenses in our Mid-Continent Operations segment of $0.5 million and (ii) increased regulatory, repair and maintenance expenses of $0.4 million in our Texas Gulf Coast Pipelines operations and $0.4 million in our Texas Gulf Coast Processing operations.

Depreciation and Amortization.  Depreciation and amortization totaled $8.5 million for the three months ended March 31, 2007 compared with $7.6 million for the three months ended March 31, 2006, an increase of $0.9 million, or 12%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after March 31, 2006.

General and Administrative Expenses.  General and administrative expenses totaled $7.5 million for the three months ended March 31, 2007 compared with $6.1 million for the three months ended March 31, 2006, an increase of $1.4 million, or 23%. The increase primarily relates to (i) expenses related to additional personnel, consultants and office space and compensation adjustments of $0.7 million, (ii) costs of Sarbanes-Oxley compliance and accounting fees of $0.3 million, (iii) costs of preparing and processing tax K-1s to unitholders of $0.2 million and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.2 million.

Interest Expense.  Interest and other financing costs totaled $5.2 million for the three months ended March 31, 2007 compared with $8.2 million for the three months ended March 31, 2006. Interest expense related to our Credit Facility totaled $0.3 million (net of $0.4 million of capitalized interest and settlements under our interest rate swaps) and $3.0 million (net of $0.2 million of capitalized interest and settlements under our interest rate swaps) for the three months ended March 31, 2007 and 2006, respectively. Interest on our Senior Notes totaled $4.6 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. Interest on our unsecured term loan totaled $1.5 million for the three months ended March 31, 2006. Amortization of debt issue costs totaled $0.3 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. Average borrowings under these credit arrangements were $255.9 million and $391.5 million with average interest rates of 8.3% and 7.4% for the first quarter of 2007 and 2006, respectively. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

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

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of March 31, 2007.

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

During the three months ended March 31, 2007, our capital expenditures totaled $20.3 million consisting of $1.4 million of maintenance capital and $18.9 million of expansion capital. We funded our capital expenditures with funds from operations, borrowings under our Credit Facility and the issuance of additional equity. Additional expansion capital expenditures related to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. Based on our current scope of operations, we anticipate incurring approximately $9.0 million to $11.0 million of maintenance capital over the next 12 months.

Operating Cash Flows.

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income	$8,702	$7,413
Depreciation and amortization	8,779	8,582
Equity in earnings from unconsolidated affiliates	(864)	(196)
Equity-based compensation and other	1,449	319
Cash provided by working capital	5,924	6,737

Net cash provided by operating activities	$23,990	$22,855

The overall increase of $1.1 million in operating cash flow for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily the result of increases in net income of $1.3 million and non-cash items of $0.6 million offset by changes in working capital components (exclusive of cash and cash equivalents) of $0.8 million. This decrease in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of decreases in accounts receivable and prepaid items of $24.6 million offset by increases in risk management activities of $0.3 million and in accounts payable of $23.5 million.

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

Investing Cash Flows.  Net cash used in investing activities was $17.0 million for the three months ended March 31, 2007 compared to $17.5 million for the three months ended March 31, 2006. Investing activities for 2007 included costs primarily related to $18.8 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden Processing Plant and progress payments for the purchase of compression offset by an aggregate of $1.8 million in distributions from our investments in Webb Duval and Southern Dome, our unconsolidated affiliates. Investing activities for 2006 included costs related to (i) $10.7 million of capital expenditures for several small bolt-on pipeline acquisitions, costs related to the construction of a short pipeline to our Provident City System and progress payments for the purchase of compression and (ii) a $6.8 million investment in Southern Dome.

Financing Cash Flows.  Net cash provided by financing activities totaled $3.3 million during the three months ended March 31, 2007 and included (i) borrowing under our Credit Facility of $20.0 million, (ii) capital contributions of $1.5 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.4 million offset by (a) net repayments under our debt arrangements of $0.6 million, (b) distributions to our unitholders of $16.9 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million. Net cash used in financing activities totaled $4.2 million during the three months ended March 31, 2006 and included (i) net proceeds from our private placement of common units of $24.5 million and (ii) capital contributions of $1.4 million from our Pre-IPO Investors offset by (a) net repayments under our debt arrangements of $13.8 million, (b) distributions to our unitholders of $10.1 million and (c) deferred financing costs of $6.2 million.

Cash Distributions and Reserves:  Within 45 days after the end of each quarter, we intend to pay quarterly cash distributions in arrears (in February, May, August and November of each year), to the extent we have sufficient available cash from operating surplus as defined in our limited liability company agreement.

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

On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.40 per unit, or $1.60 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $16.9 million was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

On April 18, 2007, our Board of Directors declared a cash distribution for the three months ended March 31, 2007 of $0.42 per unit, or $1.68 per unit annualized, for all outstanding common units. The distribution totaling $17.9 million will be paid on May 15, 2007 to holders of record at the close of business on May 1, 2007.

The amounts required to pay the current distribution of $0.42 per unit, or $1.68 per unit annualized, to our common unitholders is $17.9 million per quarter, or $71.5 million annualized, based on the total number of common units outstanding as of May 1, 2007. These amounts include distributions related to restricted units issued under our long-term incentive plan. Distributions made on restricted common units issued to date are subject to the same vesting provisions as the restricted common units. As of May 1, 2007, we had 305,124 outstanding restricted common units.

Our Indebtedness

As of March 31, 2007 and December 31, 2006, our aggregate outstanding indebtedness totaled $275.0 million and $255.0 million, respectively. As of May 1, 2007, our aggregate outstanding indebtedness increased to $319.0 million as a result of borrowings associated with the Cimmarron Acquisition.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of B1 with a positive outlook, a B2 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB− with a positive outlook and a B+ rating for our Senior Notes.

Senior Secured Revolving Credit Facility.  The Credit Facility, our $200 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, was established in August 2005. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit. In January 2007, we modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA). Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

Based upon our total debt to EBITDA ratio calculated as of March 31, 2007 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $150 million of unused capacity under the Credit Facility. Our management believes that we are in compliance with the covenants under the Credit Facility as of March 31, 2007.

The effective average interest rate on borrowings under the Credit Facility for the three months ended March 31, 2007 was 7.4% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of March 31, 2007. Interest and other financing costs related to the Credit Facility totaled $0.8 million for the three months ended March 31, 2007. Costs incurred in connection with the establishment of this Credit Facility are being amortized over the term of the Credit Facility and, as of March 31, 2007, the unamortized portion of debt issue costs totaled $2.6 million.

Senior Notes.  In February 2006, we issued the Senior Notes due 2016. Interest and other financing costs related to the Senior Notes totaled $4.7 million for the three months ended March 31, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of March 31, 2007, the unamortized portion of debt issue costs totaled $6.3 million.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, which are related to revenue recognition, depreciation, amortization and impairment of long-lived assets and financial instruments previously classified as equity and are now classified as liabilities and equity method of accounting, and which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Three Months
	Ended March 31,
	2007	2006

Reconciliation of total gross margin to operating income:
Operating income	$14,179	$15,347
Add: Operations and maintenance expenses	8,498	7,184
Depreciation and amortization	8,470	7,625
General and administrative expenses	7,516	6,075
Taxes other than income	527	444
Equity in earnings from unconsolidated affiliates	(864)	(196)

Total gross margin	$38,326	$36,479

Reconciliation of EBITDA to net income:
Net income	$8,702	$7,413
Add: Depreciation and amortization	8,470	7,625
Interest expense and other financing costs	5,193	8,183
Provision for income taxes	904	—

EBITDA	$23,269	$23,221

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$23,990	$22,855
Add: Cash paid for interest and other financing costs	4,883	7,226
Equity in earnings of unconsolidated affiliates	864	196
Risk management activities	(2,615)	(2,338)
Increase in working capital and other	(3,853)	(4,718)

EBITDA	$23,269	$23,221

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.5 million to our total segment gross margin for the three months ended March 31, 2007. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.4 million decrease to our total segment gross margin and vice versa, for the three months ended March 31, 2007. These relationships are not necessarily linear. Due to the prices received for natural gas and NGLs during the first quarter 2007, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Processing Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

Commodity Price Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our risk management policy, which, as amended in November 2006, allows our management to:

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

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.

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

The following table summarizes our commodity hedge portfolio as of March 31, 2007 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)	Fair Value

2007	$8.75	9,750	$4,227,000
2008	$7.75	5,000	$1,928,000
2009	$6.95	5,000	$1,519,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike
	(Per MMBtu)		Call Volumes
	Bought	Sold	(MMBtu/d)	Fair Value

2007	$8.00	$10.00	11,400	$1,452,000
2008	$8.15	$10.00	9,400	$2,051,000
2009	$7.75	$10.00	8,000	$1,950,000
2010	$7.35	$10.00	7,100	$1,860,000
2011	$6.95	$10.00	7,100	$2,016,000

Purchased Purity Ethane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.6365	599	$86,000	$0.6525	599	$(421,000)
2008	$0.5700	607	$87,000	$0.5650	607	$(1,558,000)

Purchased TET Propane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.8930	2,575	$436,000	$0.9375	726	$(1,056,000)
2007	$0.9000	1,100	$202,000
2008	$0.8360	2,594	$906,000	$0.8700	745	$(2,335,000)
2008	$0.8975	1,100	$625,000
2009	$0.8725	2,200	$1,566,000
2010	$0.8500	1,100	$883,000
2011	$0.8265	1,100	$926,000

Purchased Non-TET Isobutane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0675	620	$67,000	$1.1250	90	$(198,000)
2007	$1.0750	200	$24,000
2008	$0.9900	622	$129,000	$1.0450	92	$(381,000)
2008	$1.0900	250	$117,000
2009	$1.0600	450	$261,000
2010	$1.0350	300	$197,000
2011	$1.0205	300	$221,000

Purchased Non-TET Normal-Butane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0650	803	$91,000	$1.1200	264	$(404,000)
2007	$1.0675	150	$17,000
2008	$0.9875	810	$136,000	$1.0400	271	$(928,000)
2008	$1.0800	300	$121,000
2009	$1.0525	700	$326,000
2010	$1.0300	300	$152,000
2011	$1.0205	300	$171,000

Purchased WTI Crude Oil Puts

	Put Strike	Put Volumes
	(Per Barrel)	(Bbls/d)	Fair Value

2007	$48.00	2,000	$51,000
2007	$55.00	250	$33,000
2008	$55.00	1,000	$578,000
2009	$55.00	1,000	$919,000
2010	$55.00	1,000	$1,211,000
2011	$55.00	1,000	$1,431,000

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our debt agreements. As of March 31, 2007, we were not exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $50.0 million, which was hedged with interest rate swaps to convert our floating interest rate to a fixed rate.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our Credit Facility.

In January 2007, we amended and restated our Credit Facility, including extending its maturity date and, as a result, the terms of the interest rate swaps no longer exactly match the term of the Credit Facility. Consequently, we no longer use the “shortcut” method under SFAS No. 133 in accounting for our interest rate swaps. In March 2007, we borrowed $20 million under the Credit Facility, bringing the principal amount outstanding under the Credit Facility equal to the notional amount of the interest rate swaps so that the total notional amount of both $25 million interest rate swaps now qualify for hedge accounting. For the three months ended March 31, 2007, we recognized mark-to-market losses of $0.1 million and no ineffectiveness on the interest rate swaps. As of March 31, 2007, the fair value of these financial instruments totaled $0.2 million.

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

Credit Risk.  We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the three months ended March 31, 2007, ONEOK Energy Services (24%), Enterprise Products Operating, L.P. (20%), ONEOK Hydrocarbons, L.P. (12%), Kinder Morgan Texas Pipeline, L.P. (11%), and Enogex, Inc. (8%) collectively accounted for approximately 75% of our revenue. As of March 31, 2007, all of these companies, or their parent companies, were rated investment grade by all of the major credit rating agencies.

Item 4.	Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2006 Form 10-K except as follows:

Our acquisitions could expose us to potential significant liabilities.

We generally assume the liabilities of an entity that we purchase and may assume certain liabilities relating to assets that we acquire, including unknown and contingent liabilities. We perform due diligence in connection with our acquisitions and attempt to verify the representations of the sellers, but there may be pending, threatened, contemplated or contingent claims related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although we may have indemnification claims against sellers for certain of these liabilities, our right to indemnification is generally limited. For example, the former owners of ScissorTail agreed to indemnify us on a limited basis against certain liabilities that we assumed in connection with our acquisition of ScissorTail in August 2005; however, a significant portion of these indemnification obligations expired on August 2, 2006 without any claims having been asserted by us. Similarly, we have the right to indemnification from the sellers of Cimmarron for certain liabilities but the indemnification is generally limited in amount and to claims made within a specified time period. Because we assume certain liabilities in connection with our acquisitions, there is a risk that we could ultimately be liable for unknown obligations of the acquired entity or relating to the acquired assets, which could materially adversely affect our operations and financial condition.

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

Pursuant to our limited liability company agreement and the Stakeholder’s Agreement dated July 30, 2004 among us and our Pre-IPO Investors, we agreed to register for sale units received by affiliates of our management, Credit Suisse and EnCap Investments in connection with our IPO, including 2,038,252 common units received upon the closing of the IPO and 3,519,126 common units to be issued upon the conversion of our subordinated units. Effective February 14, 2007, our 3,519,126 subordinated units converted to common units on a one-for-one basis as a result of the satisfaction of the financial tests required for conversion of the subordinated units into common units, as set forth in our limited liability company agreement. We also agreed to register (i) 6,203,216 common units issued to private investors in connection with our acquisition of ScissorTail and (ii) 1,418,440 common units issued to private investors in December 2005 and January 2006. Pursuant to these obligations, we registered an aggregate of 7,260,908 of these common units under a registration statement on Form S-3, which was declared effective by the SEC on January 26, 2006. Additionally, we have registered an additional 1,418,440 common units under a registration statement on Form S-3, which was declared effective by the SEC on April 28, 2006. In March 2007, we registered under a registration statement on Form S-3, the 3,519,126 common units that were issued on February 14, 2007 upon the conversion of the subordinated units. We have also agreed to register up to 1,579,409 common units that are issuable upon the conversion of our outstanding Class C units. The Class C units were issued in May 2007 as partial consideration for our Cimmarron Acquisition and convert to common units in 25% increments on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing of the acquisition (less any Class C units that have been released to us to satisfy certain post-closing acquisition indemnification obligations). If investors holding these units were to dispose of a substantial portion of their units in the public market, it could temporarily reduce the market price of our outstanding common units.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
4.9	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
10.1	Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).

Number		Description

10.2		2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
10.3		Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 10, 2007.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006)
4.9	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
10.1	Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.2	2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
10.3	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).

Number		Description

31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.