Form 10-Q
period 2007-06-30
Copano Energy, L.L.C.
filed 2007-08-09
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

There were 42,327,711 common units of Copano Energy, L.L.C. outstanding at August 1, 2007. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	unit information)

ASSETS
Current assets:
Cash and cash equivalents	$45,886	$39,484
Accounts receivable, net	94,233	67,095
Risk management assets	9,823	13,973
Prepayments and other current assets	2,244	3,166

Total current assets	152,186	123,718

Property, plant and equipment, net	658,406	566,927
Intangible assets, net	137,688	93,372
Investment in unconsolidated affiliates	18,428	19,378
Risk management assets	23,878	23,826
Other assets, net	12,664	11,837

Total assets	$1,003,250	$839,058

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$128,387	$91,668
Notes payable	378	1,495
Risk management liabilities	5,772	944
Other current liabilities	15,570	11,615

Total current liabilities	150,107	105,722

Long-term debt	349,000	255,000
Deferred tax provision	917	—
Risk management and other noncurrent liabilities	16,774	5,750
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 42,287,541 units and 35,190,590 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	491,714	480,797
Class C units, no par value, 1,579,409 units and 0 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	54,000	—
Subordinated units, no par value, 7,038,252 units issued and outstanding as of December 31, 2006	—	10,379
Paid-in capital	16,966	10,585
Accumulated (deficit) earnings	(9,978)	2,918
Accumulated other comprehensive loss	(66,250)	(32,093)

	486,452	472,586

Total liabilities and members’ capital	$1,003,250	$839,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
		(Unaudited)
	(In thousands, except unit information)

Revenue:
Natural gas sales	$140,052	$103,826	$251,329	$231,806
Natural gas liquids sales	116,025	95,676	203,912	171,002
Transportation, compression and processing fees	4,192	3,435	8,440	7,255
Condensate and other	21,451	6,690	29,027	13,524

Total revenue	281,720	209,627	492,708	423,587

Costs and expenses:
Cost of natural gas and natural gas liquids	234,070	160,766	405,846	337,478
Transportation	1,218	658	2,104	1,427
Operations and maintenance	9,675	7,824	18,173	15,008
Depreciation and amortization	9,825	7,850	18,295	15,475
General and administrative	7,700	5,736	15,216	11,811
Taxes other than income	1,029	544	1,556	988
Equity in (earnings) loss from unconsolidated affiliates	(754)	101	(1,618)	(95)

Total costs and expenses	262,763	183,479	459,572	382,092

Operating income	18,957	26,148	33,136	41,495
Interest and other income	705	343	1,325	592
Interest and other financing costs	(6,179)	(7,604)	(11,372)	(15,787)

Income before income taxes	13,483	18,887	23,089	26,300
Provision for income taxes	(175)	—	(1,079)	—

Net income	$13,308	$18,887	$22,010	$26,300

Basic net income per common unit:
Net income per common unit	$0.31	$0.52	$0.53	$0.72
Weighted average number of common units	42,748	29,361	40,556	29,338
Diluted net income per common unit:
Net income per common unit	$0.31	$0.51	$0.52	$0.72
Weighted average number of common units	43,475	29,729	41,199	29,669
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$0.52	$0.26	$0.72
Weighted average number of subordinated units	—	7,038	1,711	7,038
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$0.52	$0.26	$0.72
Weighted average number of subordinated units	—	7,038	1,711	7,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$22,010	$26,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,295	15,475
Amortization of debt issue costs	615	1,388
Equity in earnings from unconsolidated affiliates	(1,618)	(95)
Distributions from unconsolidated affiliates	2,111	—
Equity-based compensation	1,327	736
Deferred tax provision	917	—
Other noncash items	(20)	83
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,019)	22,131
Prepayments and other current assets	1,315	748
Risk management activities	(18,994)	2,860
Accounts payable	24,115	(16,800)
Other current liabilities	6,837	7,111

Net cash provided by operating activities	40,891	59,937

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(40,627)	(17,602)
Additions to intangible assets	(1,763)	(184)
Acquisitions	(55,327)	(712)
Investment in unconsolidated affiliate	—	(10,553)
Distributions from unconsolidated affiliate	381	—
Other	103	(437)

Net cash used in investing activities	(97,233)	(29,488)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(268,000)
Proceeds from long-term debt	94,000	245,000
Repayments of short-term notes payable	(1,116)	(756)
Deferred financing costs	(608)	(6,296)
Distributions to unitholders	(34,690)	(20,940)
Proceeds from private placement of common units	—	25,000
Capital contributions from Pre-IPO Investors	5,054	3,542
Proceeds from option exercises	585	109
Equity offering costs	(481)	(640)

Net cash provided by (used in) financing activities	62,744	(22,981)

Net increase in cash and cash equivalents	6,402	7,468
Cash and cash equivalents, beginning of year	39,484	25,297

Cash and cash equivalents, end of period	$45,886	$32,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE
INCOME (LOSS)

									Accumulated
	Common		Class C		Subordinated			Accumulated	Other		Total
	Number of	Common	Number of	Class C	Number of	Subordinated	Paid-in	Earnings	Comprehensive		Comprehensive
	Units	Units	Units	Units	Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
	(Unaudited)
	(In thousands)

Balance, December 31, 2006	35,191	$480,797		$—	7,038	$10,379	$10,585	$2,918	$(32,093)	$472,586	$—
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	5,054	—	—	5,054	—
Conversion of subordinated units into common units	7,038	10,379	—	—	(7,038)	(10,379)	—	—	—	—	—
Private placement of units	—	—	1,579	54,000	—	—	—	—	—	54,000	—
Offering costs	—	(47)			—	—	—	—	—	(47)	—
Distributions to unitholders	—	—	—	—	—	—	—	(34,906)	—	(34,906)	—
Option exercises	44	585	—	—	—	—	—	—	—	585	—
Equity-based compensation	—	—	—	—	—	—	1,327	—	—	1,327	—
Vested restricted units	15	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	22,010	—	22,010	22,010
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	3,860	3,860	3,860
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	(38,017)	(38,017)	(38,017)

Comprehensive loss											$(12,147)

Balance, June 30, 2007	42,288	$491,714	1,579	$54,000	—	$—	$16,966	$(9,978)	$(66,250)	$486,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

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

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to our gas processing plants, either on our pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. We own and operate an NGL products pipeline extending from our Houston Central Processing Plant near Sheridan, Texas to the Houston area, and we lease an additional NGL pipeline that extends from the tailgate of this processing plant to the Enterprise Product Partners’ Seminole Pipeline near Brenham, Texas. We refer to our operations in central and eastern Oklahoma and in north Texas as “Mid-Continent Operations,” to our natural gas pipeline subsidiaries operating in the Texas Gulf Coast region collectively as “Texas Gulf Coast Pipelines” and to our Texas processing and related activities collectively as “Texas Gulf Coast Processing.”

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. Although we, through certain of our subsidiaries, own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, and a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, we account for both of these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of Webb Duval and Southern Dome. All significant intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation.

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

We do not provide for federal income taxes in the accompanying consolidated financial statements as such income is taxable directly to our unitholders. However, the State of Texas enacted a margin tax in May 2006, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the law. The first annual taxable period began January 1, 2007 and the first returns are due in 2008. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined by the new Texas margin statute. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under SFAS 109, taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The provision for the Texas margin tax totaled $1,079,000 for the six months ended June 30, 2007, comprised of $162,000 related to the current provision which is included in other current liabilities on the accompanying consolidated balance sheets and $917,000 deferred tax provision related to the cumulative effect of temporary book/tax timing differences associated with depreciation expense for periods prior to the enactment of the Texas margin tax.

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

Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 became effective as of the beginning of our 2007 fiscal year and our adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way and easements, contracts and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,660,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1,344,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense was $3,022,000 and $2,697,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated aggregate amortization expense remaining for 2007 and each of the succeeding periods indicated is approximately: 2007 — $3,701,000; 2008 — $7,351,000; 2009 — $7,282,000; 2010 — $7,253,000; 2011 — $7,244,000 and 2012 — $7,190,000. Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Rights-of-way and easements, at cost	$96,342	$60,931
Less accumulated amortization for rights-of-way and easements	(6,670)	(6,520)
Contracts	53,050	42,444
Less accumulated amortization for contracts	(5,541)	(4,009)
Customer relationship	725	725
Less accumulated amortization for customer relationship	(218)	(199)

Intangible assets, net	$137,688	$93,372

As of June 30, 2007 and December 31, 2006, the weighted average amortization period for all of our intangible assets was 21 years and 19 years, respectively. The weighted average amortization period for our rights-of-way and easements and contracts was 24 years and 13 years, respectively, as of June 30, 2007. The weighted average amortization period for our rights-of-way and easements and contracts was 22.9 years and 13.6 years, respectively, as of December 31, 2006.

Note 4 —	Acquisitions

Acquisition of Cimmarron Gathering, L.P.

On May 1, 2007, we acquired all of the partnership interests in Cimmarron Gathering, L.P. (“Cimmarron”), a Texas limited partnership, for approximately $97.1 million in cash and securities (the “Consideration”) (the “Initial Cimmarron Acquisition”). The Consideration consisted of cash and 1,579,409 Class C units valued at approximately $54 million as described below. The cash portion of the Consideration was funded with borrowings under our Credit Facility discussed in Note 5. As a result of the Initial Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and eastern Oklahoma and in north Texas, including Cimmarron’s 70% undivided interest in the Tri-County gathering system located in north Texas (the “Tri-County System”).

At the closing of the Initial Cimmarron Acquisition, 453,838 Class C units otherwise issuable to the partners in Cimmarron (collectively, the “Sellers”) and representing approximately $17.5 million of the Consideration were deposited into escrow for up to one year to satisfy certain post-closing claims for indemnification by us, if any. If, at the six-month anniversary of the closing, no indemnity claims exist with respect to certain representations and warranties of the Sellers (including with respect to title to the Cimmarron partnership interests), the amount of Class C units held in escrow will be reduced to $5.0 million.

Additionally, in June 2007, we acquired the remaining 30% interest in the Tri-County System for $15.3 million in cash (the “Additional Cimmarron Acquisition” and together with the Initial Cimmarron Acquisition, the “Cimmarron Acquisition”).

The following is an estimate of the purchase price for the Cimmarron Acquisition (in thousands):

Purchase price for the Cimmarron Acquisition	$110,000
Estimated net working capital adjustments	967
Estimated acquisition costs	1,443

Total purchase price for the Cimmarron Acquisition	$112,410

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the assistance of a third-party valuation firm, our management has prepared a preliminary assessment of the fair value of the property, plant and equipment and intangible assets of the Cimmarron Acquisition. The third-party valuation firm has not completed its valuation of customer contracts, customer relationships and other intangible assets and, as such, the preliminary assessment of fair value is approximately $10,605,000 less than the total purchase price. This amount is currently included in intangibles in the purchase price allocation presented below and in our consolidated balance sheets. Using the preliminary assessment, the purchase price has been allocated as presented below (in thousands). We do not anticipate any material adjustments to this preliminary purchase price allocation other than as a result of the final valuation of customer contracts, customer relationships and other intangible assets.

Cash and cash equivalents	$3,257
Accounts receivable	11,154
Prepayments and other current assets	393
Property, plant and equipment	65,389
Intangibles	45,575
Other assets	476
Investment in unconsolidated affiliates	77
Accounts payable	(13,911)

$112,410

All liabilities assumed were at their fair values. The fair value of intangibles is estimated to be $45,575,000, which includes $34,970,000 of rights-of-way and easements with a weighted average amortization period of 30 years and the estimated $10,605,000 of contracts with an estimated weighted average amortization period of 15 years. There were no identified intangibles which were determined to have indefinite lives. See Note 3.

The following table presents selected pro forma financial information incorporating the historical (pre-acquisition) results of Cimmarron as if the Cimmarron Acquisition had occurred at the beginning of each of the periods presented as opposed to the actual date that the acquisition occurred. The pro forma information is based upon preliminary data currently available and includes certain estimates and assumptions made by management. As a result, this preliminary information is not necessarily indicative of our financial results had the transactions actually occurred at the beginning of each of the periods presents. Likewise, the following pro forma financial information is not necessarily indicative of our future financial results.

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per unit information)

Pro Forma Earnings Data:
Revenue	$293,185	$233,526	$530,322	$467,573
Costs and expenses	$274,157	$207,730	$496,990	$426,768
Operating income	$19,028	$25,796	$33,331	$40,806
Income before extraordinary items	$13,070	$17,634	$20,944	$23,798
Net income	$13,070	$17,634	$20,944	$23,798
Basic net income per common unit:
As reported units outstanding	42,748	29,361	40,556	29,338
Pro forma units outstanding	42,748	29,361	40,556	29,338
As reported net income per unit	$0.31	$0.52	$0.53	$0.72
Pro forma net income per unit	$0.31	$0.48	$0.51	$0.65

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per unit information)

Diluted net income per common unit:
As reported units outstanding	43,475	29,729	41,199	29,669
Pro forma units outstanding	43,495	29,729	41,206	26,669
As reported net income per unit	$0.31	$0.51	$0.52	$0.72
Pro forma net income per unit	$0.30	$0.48	$0.49	$0.65
Basic net income per subordinated unit:
As reported units outstanding	—	7,038	1,711	7,038
Pro forma units outstanding	—	7,038	1,711	7,038
As reported net income per unit	$—	$0.52	$0.26	$0.72
Pro forma net income per unit	$—	$0.48	$0.25	$0.65
Diluted net income per subordinated unit:
As reported units outstanding	—	7,038	1,711	7,038
Pro forma units outstanding	—	7,038	1,711	7,038
As reported net income per unit	$—	$0.52	$0.26	$0.72
Pro forma net income per unit	$—	$0.48	$0.25	$0.65

Note 5 —	Long-Term Debt

A summary of our debt follows (in thousands):

	June 30,	December 31,
	2007	2006

Long-term debt:
Credit Facility	$124,000	$30,000
Senior Notes	225,000	225,000

Total	$349,000	$255,000

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective average interest rate on borrowings under the Credit Facility was 7.0% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of June 30, 2007. Interest and other financing costs related to the Credit Facility totaled $2,443,000 for the six months ended June 30, 2007. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of June 30, 2007, the unamortized portion of debt issue costs totaled $2,467,000.

Our management believes that we are in compliance with the covenants under the Credit Facility as of June 30, 2007.

Senior Notes

In February 2006, we issued an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”). Interest and other financing costs related to the Senior Notes totaled $9,493,000 for the six months ended June 30, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of June 30, 2007, the unamortized portion of debt issue costs totaled $6,103,000.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007						December 31, 2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,171	$—	$43,715	$—	$—	$45,886	$1,286	$—	$38,198	$—	$—	$39,484
Accounts receivable, net	29	—	94,204	—	—	94,233	32	—	120,057	—	(52,994)	67,095
Intercompany receivable	58,411	—	(14,976)	—	(43,435)	—	24,908	—	(71,028)	—	46,120	—
Risk management assets	—	—	9,823	—	—	9,823	—	—	13,973	—	—	13,973
Prepayments and other current assets	39	—	2,205	—	—	2,244	44	—	3,122	—	—	3,166

Total current assets	60,650	—	134,971	—	(43,435)	152,186	26,270	—	104,322	—	(6,874)	123,718

Property, plant and equipment, net	287	—	658,119	—	—	658,406	299	—	566,628	—	—	566,927
Intangible assets, net	—	—	137,688	—	—	137,688	—	—	93,372	—	—	93,372
Investment in unconsolidated affiliates	—	—	18,428	18,428	(18,428)	18,428	—	—	19,378	19,378	(19,378)	19,378
Investment in consolidated subsidiaries	774,927	—	—	—	(774,927)	—	674,105	—	—	—	(674,105)	—
Risk management assets	—	—	23,878	—	—	23,878	—	—	23,826	—	—	23,826
Other assets, net	8,570	—	4,094	—	—	12,664	8,577	—	3,260	—	—	11,837

Total assets	$844,434	$—	$977,178	$18,428	$(836,790)	$1,003,250	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$—	$128,387	$—	$—	$128,387	$434	$—	$130,919	$—	$(39,685)	$91,668
Intercompany payable	97	—	43,340	—	(43,437)	—	(26,291)	—	(6,520)	—	32,811	—
Notes payable	—	—	378	—	—	378	—	—	1,495	—	—	1,495
Risk management liabilities	—	—	5,772	—	—	5,772	—	—	944	—	—	944
Other current liabilities	7,323	—	8,247	—	—	15,570	6,811	—	4,804	—	—	11,615

Total current liabilities	7,420	—	186,124	—	(43,437)	150,107	(19,046)	—	131,642	—	(6,874)	105,722

Long-term debt	349,000	—	—	—	—	349,000	255,000	—	—	—	—	255,000
Deferred tax provision	917	—	—	—	—	917
Risk management and other noncurrent liabilities	645	—	16,129	—	—	16,774	711	—	5,039	—	—	5,750
Members’/Partners’ capital:
Common units	491,714	—	—	—	—	491,714	480,797	—	—	—	—	480,797
Class C units	54,000	—	—	—	—	54,000	—	—	—	—	—	—
Subordinated units	—	—	—	—	—	—	10,379	—	—	—	—	10,379
Paid-in capital	16,966	1	772,334	15,310	(787,645)	16,966	10,585	1	524,940	17,445	(542,386)	10,585
Accumulated (deficit) earnings	(9,978)	(1)	68,841	3,118	(71,958)	(9,978)	2,918	(1)	181,258	1,933	(183,190)	2,918
Accumulated other comprehensive loss	(66,250)	—	(66,250)	—	66,250	(66,250)	(32,093)	—	(32,093)	—	32,093	(32,093)

	486,452	—	774,925	18,428	(793,353)	486,452	472,586	—	674,105	19,378	(693,483)	472,586

Total liabilities and members’/partners’ capital	$844,434	$—	$977,178	$18,428	$(836,790)	$1,003,250	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$140,052	$—	$—	$140,052	$—	$—	$103,826	$—	$—	$103,826
Natural gas liquids sales	—	—	116,025	—	—	116,025	—	—	95,676	—	—	95,676
Transportation, compression and processing fees	—	—	4,192	—	—	4,192	—	—	3,435	—	—	3,435
Condensate and other	—	—	21,451	—	—	21,451	—	—	6,690	—	—	6,690

Total revenue	—	—	281,720	—	—	281,720	—	—	209,627	—	—	209,627

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	234,070	—	—	234,070	—	—	160,766	—	—	160,766
Transportation	—	—	1,218	—	—	1,218	—	—	658	—	—	658
Operations and maintenance	410	—	9,265	—	—	9,675	—	—	7,824	—	—	7,824
Depreciation and amortization	11	—	9,814	—	—	9,825	16	—	7,834	—	—	7,850
General and administrative	2,395	—	5,305	—	—	7,700	519	—	5,217	—	—	5,736
Taxes other than income	—	—	1,029	—	—	1,029	—	—	544	—	—	544
Equity in (earnings) loss from unconsolidated affiliates	—	—	(754)	(754)	754	(754)	—	—	101	101	(101)	101

Total costs and expenses	2,816	—	259,947	(754)	754	262,763	535	—	182,944	101	(101)	183,479

Operating (loss) income	(2,816)	—	21,773	754	(754)	18,957	(535)	—	26,683	(101)	101	26,148
Interest and other income	161	—	544	—	—	705	—	—	343	—	—	343
Interest and other financing costs	(6,248)	—	69	—	—	(6,179)	(7,642)	—	38	—	—	(7,604)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(8,903)	—	22,386	754	(754)	13,483	(8,177)	—	27,064	(101)	101	18,887
Provision for income taxes	(175)	—	—	—	—	(175)	—	—	—	—	—	—

(Loss) income before equity in earnings from consolidated subsidiaries	(9,078)	—	22,386	754	(754)	13,308	(8,177)	—	27,064	(101)	101	18,887
Equity in earnings (loss) from consolidated subsidiaries	22,386	—	—	—	(22,386)	—	27,064	—	—	—	(27,064)	—

Net income (loss)	$13,308	$—	$22,386	$754	$(23,140)	$13,308	$18,887	$—	$27,064	$(101)	$(26,963)	$18,887

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$251,329	$—	$—	$251,329	$—	$—	$231,806	$—	$—	$231,806
Natural gas liquids sales	—	—	203,912	—	—	203,912	—	—	171,002	—	—	171,002
Transportation, compression and processing fees	—	—	8,440	—	—	8,440	—	—	7,255	—	—	7,255
Condensate and other	—	—	29,027	—	—	29,027	—	—	13,524	—	—	13,524

Total revenue	—	—	492,708	—	—	492,708	—	—	423,587	—	—	423,587

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	405,846	—	—	405,846	—	—	337,478	—	—	337,478
Transportation	—	—	2,104	—	—	2,104	—	—	1,427	—	—	1,427
Operations and maintenance	808	—	17,365	—	—	18,173	—	—	15,008	—	—	15,008
Depreciation and amortization	11	—	18,284	—	—	18,295	33	—	15,442	—	—	15,475
General and administrative	5,128	—	10,088	—	—	15,216	837	—	10,974	—	—	11,811
Taxes other than income	—	—	1,556	—	—	1,556	—	—	988	—	—	988
Equity in earnings from unconsolidated affiliates	—	—	(1,618)	(1,618)	1,618	(1,618)	—	—	(95)	(95)	95	(95)

Total costs and expenses	5,947	—	453,625	(1,618)	1,618	459,572	870	—	381,222	(95)	95	382,092

Operating (loss) income	(5,947)	—	39,083	1,618	(1,618)	33,136	(870)	—	42,365	95	(95)	41,495
Interest and other income	172	—	1,153	—	—	1,325	—	—	592	—	—	592
Interest and other financing costs	(11,389)	—	17	—	—	(11,372)	(15,787)	—	—	—	—	(15,787)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(17,164)	—	40,253	1,618	(1,618)	23,089	(16,657)	—	42,957	95	(95)	26,300
Provision for income taxes	(1,079)	—	—	—	—	(1,079)	—	—	—	—	—	—

(Loss) income before equity in earnings from consolidated subsidiaries	(18,243)	—	40,253	1,618	(1,618)	22,010	(16,657)	—	42,957	95	(95)	26,300
Equity in earnings (loss) from consolidated subsidiaries	40,253	—	—	—	(40,253)	—	42,957	—	—	—	(42,957)	—

Net income (loss)	$22,010	$—	$40,253	$1,618	$(41,871)	$22,010	$26,300	$—	$42,957	$95	$(43,052)	$26,300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(22,249)	$—	$63,140	$2,111	$(2,111)	$40,891	$(5,063)	$—	$65,000	$—	$—	$59,937

Cash Flows From Investing Activities:
Net cash (used in) provided by investing activities	(40,726)	—	(97,233)	381	40,345	(97,233)	28,739	—	(29,487)	—	(28,740)	(29,488)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	63,860	—	39,610	—	(40,726)	62,744	(22,225)	—	(29,496)	—	28,740	(22,981)

Net increase (decrease) in cash and cash equivalents	885	—	5,517	2,492	(2,492)	6,402	1,451	—	6,017	—	—	7,468
Cash and cash equivalents, beginning of year	1,286	—	38,198	—	—	39,484	1,167	1	24,129	—	—	25,297

Cash and cash equivalents, end of period	$2,171	$—	$43,715	$2,492	$(2,492)	$45,886	$2,618	$1	$30,146	$—	$—	$32,765

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions

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

As of June 30, 2007, 42,287,541 common units (excluding restricted common units) were outstanding. Our management controlled an aggregate of 4,552,850 of these common units as of June 30, 2007.

Pursuant to our limited liability company agreement, the Pre-IPO Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) is limited, or capped. For the year ended December 31, 2007, the “cap” limits our general and administrative expense obligations to $1.8 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses is increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. During the six months ended June 30, 2007, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $5,054,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2006 and first quarter of 2007. Based on the level of our general and administrative expenses for the second quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amount of $2,116,000 as a reimbursement of excess general and administrative expenses for this period. The Pre-IPO Investors will use distributions received from us as well as certain funds previously deposited in escrow in connection with unit transfers to make these contributions to us.

Class C Units

In connection with the Initial Cimmarron Acquisition, we delivered Class C units, a new class of equity interests, to the Sellers as part of the Consideration for Cimmarron. Pursuant to our acquisition agreement with the Sellers, we issued an aggregate of 1,579,409 Class C units to the Sellers, which represented approximately $54.0 million of the Consideration based upon the average closing price of our common units over the ten business days preceding the execution date of the acquisition agreement. Up to 25% of the Class C units issued at the closing will automatically convert to common units on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing of the Initial Cimmarron Acquisition (less any Class C units that have been released to us pursuant to the escrow arrangement described in Note 4 in satisfaction of any post-closing indemnification obligations of the Sellers). Until such time as a Class C unit has converted to a common unit, such Class C unit is not entitled to receive any of the quarterly cash distributions that are made with respect to our common units. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not quoted for trading on The Nasdaq Stock Market LLC or any other securities exchange.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the closing, we entered into a registration rights agreement with the Sellers pursuant to which the Sellers will be entitled to an aggregate of one demand registration and unlimited piggyback registrations with respect to the common units underlying the Class C units, in each case on the terms and conditions set forth therein.

Distributions

On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.40 per unit for all outstanding common and subordinated units. The distribution, totaling $17,025,000, was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

On April 18, 2007, our Board of Directors declared a cash distribution for the three months ended March 31, 2007 of $0.42 per unit for all outstanding common units. The distribution totaling $17,881,000 was paid on May 15, 2007 to holders of record of at the close of business on May 1, 2007.

On July 18, 2007, our Board of Directors declared a cash distribution for the three months ended June 30, 2007 of $0.44 per unit for all outstanding common units. The distribution will be paid on August 14, 2007 to holders of record of at the close of business on August 1, 2007.

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan, or LTIP. The equity-based compensation expense relates to awards issued under our LTIP discussed in “Restricted Common Units” and “Unit Options” below. As of June 30, 2007, the number of units available for grant under our LTIP totaled 2,472,716, of which up to 833,316 units are eligible to be issued as restricted units or phantom units.

Restricted Common Units.  Restricted units are awarded under our LTIP and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors and will vest in other circumstances, as approved by our Compensation Committee and reflected in an award agreement. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants do not pay any consideration for the common units they receive and we receive no remuneration for the units. As of June 30, 2007, 300,722 restricted common units were outstanding.

The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $1,016,000 and $540,000 related to the amortization of restricted units outstanding during the six months ended June 30, 2007 and 2006, respectively.

A summary of the restricted common unit activity for the six months ended June 30, 2007 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	315,936	$20.84
Granted	4,000	34.63
Vested	(15,176)	14.71
Forfeited	(4,038)	21.07

Outstanding at end of period	300,722	$21.33

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, unrecognized compensation costs related to the outstanding restricted units issued under our LTIP totaled $4,718,000. The expense is expected to be recognized over a weighted average period of four years. The total fair value of restricted common units vested during the six months ended June 30, 2007 was $541,000.

Phantom Units.  Phantom units are awarded under our LTIP and vest over a period of time and are subject to forfeiture. In addition, phantom units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors, and will vest in other circumstances, as approved by our Compensation Committee and reflected in an award agreement. DERs, or distribution equivalent rights, made on phantom units may be subjected to the same vesting provisions as the phantom units. The phantom units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the units. Therefore, plan participants do not pay any cash consideration for the phantom units they receive. As of June 30, 2007, 84,965 phantom units were outstanding. No phantom units had been awarded under our LTIP prior to June 12, 2007.

The aggregate intrinsic value of the phantom units net of anticipated forfeitures is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $26,000 related to the amortization of phantom units outstanding during the six months ended June 30, 2007.

A summary of the phantom unit activity for the six months ended June 30, 2007 is provided below:

Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	—	$—
Granted	84,965	41.45
Vested	—	—
Forfeited	—	—

Outstanding at end of period	84,965	$41.45

As of June 30, 2007, unrecognized compensation costs related to the outstanding phantom units issued under our LTIP totaled $3,144,000. The expense is expected to be recognized over a weighted average period of five years.

Unit Options.  Unit options are granted under our LTIP and have an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options become exercisable over a period determined by our Compensation Committee. In addition, unit options become exercisable upon a change in control, unless provided otherwise by our Compensation Committee and will vest in other circumstances, as approved by our Compensation Committee and reflected in an award agreement.

During the six months ended June 30, 2007, we granted 206,700 options to purchase an equal number of common units at an average exercise price of $37.34 per unit to certain employees. 119,000 of these unit options were issued to employees of Cimmarron in connection with the Initial Cimmarron Acquisition discussed in Note 4. During the six months ended June 30, 2006, we granted 279,690 options to purchase an equal number of common units at an average exercise price of $22.97 per unit to certain employees. These unit options will vest in five equal annual installments commencing with the first anniversary of the grant date or will become exercisable upon a change of control, or as otherwise approved by our Compensation Committee and reflected in an award agreement. These outstanding options have a contractual life of ten years from date of grant. All options granted during the six months ended June 30, 2007 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $285,000 and $196,000 related to unit options net of anticipated forfeitures for the six months ended June 30, 2007 and 2006, respectively.

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

	Six Months Ended June 30,
	2007	2006

Weighted average exercise price	$37.34	$22.97
Expected volatility	20.6%-21.5%	22%-22.5%
Distribution yield	6.00%-6.05%	5.99%
Risk-free interest rate	4.46%-4.8%	4.33%-4.61%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$4.45	$3.05
Total intrinsic value of options exercised	$885,000	$122,000

As of June 30, 2007, unrecognized compensation costs related to outstanding options issued under our LTIP plan totaled $2,409,000. The expense is expected to be recognized over a weighted average period of approximately five years.

Note 7 —	Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and Emerging Issues Task Force Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed. Since the Class C units do participate in current or undistributed earnings and are not entitled to receive cash distributions until they convert into common units, the Class C units are not considered a potentially dilutive security for purposes of the diluted net income per unit calculation.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted net income per unit are calculated as follows (in thousands, except per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income available — basic	$13,308	$18,887	$22,010	$26,300
Less net income attributable to subordinated unitholders	—	(3,652)	(237)	(5,089)

Net income — basic	13,308	15,235	21,773	21,211
Net income attributable to subordinated unitholders	—	3,652	237	5,089

Net income available — diluted(1)	$13,308	$18,887	$22,010	$26,300

Basic weighted average units	42,748	29,361	40,556	29,338
Dilutive weighted average units(1)	43,475	29,729	41,199	29,669
Basic net income per unit	$0.31	$0.52	$0.53	$0.72

Diluted net income per unit(1)	$0.31	$0.51	$0.52	$0.72

(1)	Potentially dilutive (i) restricted and phantom units and (ii) employee unit options totaled 101,296 and 625,915, respectively, during the three months ended June 30, 2007. Potentially dilutive restricted units and employee unit options totaled 108,094 and 259,363, respectively, during the three months ended June 30, 2006. Potentially dilutive (i) restricted and phantom units and (ii) employee unit options totaled 81,462 and 561,346, respectively, during the six months ended June 30, 2007. Potentially dilutive restricted units and employee unit options totaled 106,593 and 224,584, respectively, during the six months ended June 30, 2006.

Note 8 —	Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended June 30, 2007 and 2006, we reimbursed Copano Operations $670,000 and $812,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the six months ended June 30, 2007 and 2006, we reimbursed Copano Operations $1,488,000 and $1,640,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of June 30, 2007, our payable to Copano Operations was $59,000 and is included in accounts payable on our consolidated balance sheets.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the six months ended June 30, 2007 and 2006.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Transactions and Other

The following table summarizes transactions between us and affiliated entities of Mr. Eckel, Webb Duval and Southern Dome (in thousands):

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Affiliates of Mr. Eckel:
Natural gas sales(1)	$—	$45	$25	$49
Gathering and compression services(2)	9	7	16	17
Natural gas purchases(3)	784	585	1,126	1,057
Webb/Duval:
Natural gas sales(1)	—	92	—	604
Natural gas purchases(3)	(87)	282	115	(50)
Transportation costs(4)	94	99	170	189
Southern Dome:
Natural gas liquid sales(5)	38	—	38	—
Condensate sales(6)	21	—	21	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Costs included in transportation on our consolidated statements of operations.

(5)	Revenues included in natural gas liquid sales on our consolidated statements of operations.

(6)	Revenues included in condensate and other on our consolidated statements of operations.

Additionally, affiliated companies of Mr. Eckel reimbursed us $15,000 and $40,000 for the three and six months ended June 30, 2006, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense on our consolidated statements of operations. As of June 30, 2007, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $279,000 which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we charged Webb Duval administrative fees of $53,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively, and $104,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, our payable to Webb Duval totaled $188,000 which is included in accounts payable on our consolidated balance sheets.

We receive a management fee of $250,000 per year from Southern Dome, which along with any reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended June 30, 2007, Southern Dome paid us $63,000 in management fees and $69,000 in other reimbursable costs. For the three months ended June 30, 2006, Southern Dome paid us $63,000 in management fees and $123,000 in other reimbursable costs. For the six months ended June 30, 2007, Southern Dome paid us $125,000 in management fees and $138,000 in other reimbursable costs. For the six months ended June 30, 2006, Southern Dome paid us $125,000 in management fees and $250,000 in other reimbursable costs. As of June 30, 2007, our receivable from Southern Dome totaled $469,000 and is included in accounts receivable on our consolidated balance sheets.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies

Commitments

For the three months ended June 30, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,061,000 and $784,000, respectively. For the six months ended June 30, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,001,000 and $1,590,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At June 30, 2007, we had fixed contractual commitments to purchase 1,182,650 million British thermal units (“MMBtu”) of natural gas in July 2007. As of June 30, 2007, we had fixed contractual commitments to sell 2,966,700 MMBtu of natural gas in July 2007. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2007, total commitments to purchase natural gas related to such agreements equaled $7,816,000 and the total commitment to sell natural gas under such agreements equaled $19,898,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2007, natural gas volumes purchased under such contracts equaled 8,773,222 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During June 2007, natural gas volumes sold under such contracts equaled 3,796,693 MMBtu.

Guarantees

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of June 30, 2007, the amount of parental guaranteed obligations totaled approximately $5,400,000, all of which were related to our commodity purchases.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Cash payments for interest, net of $547,000 and $338,000 capitalized in 2007 and 2006, respectively	$10,193	$9,860
Cash payments for federal and state income taxes	—	—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of June 30, 2007 and 2006 of $915,000 and $1,576,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 11 —	Financial Instruments

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

In the second quarter of 2007, we purchased additional put options and entered into additional swap agreements for ethane, propane, isobutane, normal butane and natural gasoline and also purchased put options for West Texas Intermediate crude oil, which are settled monthly beginning in July 2007 and ending December 2011. These derivatives are intended to hedge the risk of extreme adverse price fluctuations with respect to our production of the commodities hedged. During the six months ended June 30, 2007, we recorded an unrealized loss of $4,000 related to ineffectiveness on these instruments. During the six months ended June 30, 2007, we also recorded an unrealized mark-to-market loss of $1,821,000 resulting from certain hedges acquired in contemplation of a potential acquisition that was not consummated.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

In January 2007, we amended and restated our Credit Facility, including extending its maturity date and, as a result, the terms of our outstanding interest rate swaps no longer exactly match the term of the Credit Facility. Consequently, we no longer use the “shortcut” method under SFAS No. 133 in accounting for our interest rate swaps. In March 2007, we borrowed $20 million under the Credit Facility, resulting in a principal amount equal to the notional amount of the interest of the interest rate swaps so that the total notional amount of both $25 million

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swaps now qualify for hedge accounting. For the six months ended June 30, 2007, we recognized mark-to-market losses and minimal ineffectiveness on the interest rate swaps of $109,000. As of June 30, 2007, the fair value of these financial instruments totaled $796,000.

Note 12 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following four business segments for both internal and external reporting and analysis: (i) Mid-Continent Operations, (ii) Texas Gulf Coast Pipelines, (iii) Texas Gulf Coast Processing and (iv) Corporate, which engages in risk management and other corporate activities. Currently, we analyze and report the results of operations from the Cimmarron Acquisition in our Mid-Continent Operations segment; however, this determination is preliminary and may change at a later date as we continue to integrate the Cimmarron Acquisition into our current operations. Our chief operating decision maker is our Chairman and Chief Executive Officer. We evaluate segment performance based on segment gross margin before depreciation and amortization. All of our revenue is derived from, and all of our assets and operations are located in, Oklahoma and Texas. Transactions between reportable segments are conducted on an arm’s length basis.

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Mid-	Texas Gulf	Texas Gulf
	Continent	Coast	Coast
	Operations	Pipelines	Processing	Corporate		Eliminations	Total

Three Months Ended June 30, 2007:
Sales to external customers	$147,573	$68,151	$72,125	$(6,129	)(a)	$—	$281,720
Intersegment sales	—	44,566	1,862	—		(46,428)	—
Interest expense and other financing costs	—	—	—	6,179		—	6,179
Depreciation and amortization	6,674	2,149	795	207		—	9,825
Equity in earnings from unconsolidated affiliates	(269)	(485)	—	—		—	(754)
Net income (loss)	14,794	2,931	10,660	(15,077)		—	13,308
Three Months Ended June 30, 2006:
Sales to external customers	$98,452	$53,263	$57,500	$412	(a)	$—	$209,627
Intersegment sales	—	39,705	7,022	—		(46,727)	—
Interest expense and other financing costs	—	—	—	7,604		—	7,604
Depreciation and amortization	5,669	1,424	598	159		—	7,850
Equity in loss (earnings) from unconsolidated affiliates	147	(46)	—	—		—	101
Net income (loss)	12,563	3,897	11,505	(9,078)		—	18,887

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mid-	Texas Gulf	Texas Gulf
	Continent	Coast	Coast
	Operations	Pipelines	Processing	Corporate		Eliminations	Total

Six Months Ended June 30, 2007:
Sales to external customers	$254,110	$118,941	$128,518	$(8,861	)(a)	$—	$492,708
Intersegment sales	—	82,269	3,522	—		(85,791)	—
Interest expense and other financing costs	—	—	—	11,372		—	11,372
Depreciation and amortization	12,575	3,827	1,503	390		—	18,295
Equity in earnings from unconsolidated affiliates	(527)	(1,091)	—	—		—	(1,618)
Net income (loss)	25,080	6,752	16,974	(26,796)		—	22,010
Segment assets	734,959	182,927	102,493	26,306		(43,435)	1,003,250
Six Months Ended June 30, 2006:
Sales to external customers	$198,150	$121,928	$102,850	$659	(a)	$—	$423,587
Intersegment sales	—	89,248	21,834	—		(111,082)	—
Interest expense and other financing costs	—	2	—	15,785		—	15,787
Depreciation and amortization	11,263	2,771	1,198	243		—	15,475
Equity in loss (earnings) from unconsolidated affiliates	175	(270)	—	—		—	(95)
Net income (loss)	22,103	7,793	15,562	(19,158)		—	26,300

(a)	Represents the results of our risk management activities. See Note 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in Oklahoma and Texas.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into four business segments, Mid-Continent Operations, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing and Corporate.

•	Mid-Continent Operations is a provider of natural gas midstream services in Oklahoma and in north Texas, including natural gas gathering and related compression and dehydration services, natural gas processing and crude oil gathering. Our Mid-Continent Operations includes the results from the Cimmarron Acquisition for the period from May 1, 2007 through June 30, 2007. For the three months ended June 30, 2007 and 2006, this segment generated approximately 60% and 49%, respectively, of our total segment gross margin. For the six months ended June 30, 2007 and 2006, this segment generated approximately 58% and 52%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended June 30, 2007 and 2006, this segment generated approximately 21% and 19%, respectively, of our total segment gross margin. For the six months ended June 30, 2007 and 2006, this segment generated approximately 23% and 21%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and, beginning in 2007, our Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended June 30, 2007 and 2006, this segment generated approximately 32% and 31%, respectively, of our total segment gross margin. For the six months ended June 30, 2007 and 2006, this segment generated approximately 29% and 26%, respectively, of our total segment gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended June 30, 2007 and 2006, this segment generated approximately (13)% and 1%, respectively, of our total segment gross margin. For the six months ended June 30, 2007 and 2006, this segment generated approximately (10)% and 1%, respectively, of our total segment gross margin.

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

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.32 per gallon during the second quarter of 2007 and during the second quarter of 2006. Our standardized processing margins averaged $0.27 per gallon during the six months ended June 30, 2007 compared to $0.22 per gallon during the six months ended June 30, 2006. The average standardized processing margin for the period from 1989 through June 30, 2007 is $0.11 per gallon.

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

General and Administrative
Year	Expense Limitations

1	$1.50 million per quarter
2	$1.65 million per quarter
3	$1.80 million per quarter

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

Pursuant to our limited liability company agreement, the reimbursement obligations of our Pre-IPO Investors are limited solely to the amount of the distributions attributable to the 5,557,378 common and subordinated units owned by the Pre-IPO Investors immediately prior to our IPO (the “Pre-IPO Units”). As a result of the conversion of our subordinated units to common units on a one-for-one basis effective February 14, 2007, these quarterly obligations will not exceed the amount of distributions we pay on 5,557,378 common units for the quarter for which the obligations are incurred. In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-IPO Investors, directly in the Pre-IPO Investors’ escrow accounts. Also, to the extent that any of our Pre-IPO Investors sell Pre-IPO Units, the buyer must assume the related reimbursement obligations or the selling Pre-IPO Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. During the six months ended June 30, 2007, Pre-IPO Investors made capital contributions to us in the aggregate amounts of $5.1 million as reimbursement of excess general and administrative expenses for the fourth quarter of 2006 and the first quarter of 2007. Based on the level of our general and administrative expenses for the second quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amounts of $2.1 million as reimbursement of excess general and administrative expenses for this period. We believe that our ability to deposit distributions required to satisfy Pre-IPO Investors’ reimbursement obligations directly in escrow together with the escrow requirements relating to the sale of any Pre-IPO Units provide us with additional assurance that our Pre-IPO Investors will be able to satisfy any future reimbursement obligations with respect to the Pre-IPO Units.

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

Distributable Cash Flow.  We define distributable cash flow as net income plus: (i) depreciation and amortization expense; (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) reimbursements by our Pre-IPO Investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement; (iv) provision for deferred income taxes; (v) the subtraction of maintenance capital expenditures; (vi) the subtraction of equity in earnings from unconsolidated affiliates; and (vii) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by our management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, our management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity can pay to a unitholder).

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

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountain region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital will be favorable because unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through funds generated from our operations, borrowings under credit facilities and the issuance of additional debt or equity as appropriate given market conditions. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

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

Capital Expenditure Analysis.  We make capital expenditures either to maintain our assets or the supply of natural gas volumes to our assets or for expansion projects to increase our total segment gross margin. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Our decisions whether to spend capital on expansion projects are generally based on anticipated earnings, cash flow and rate of return of the assets.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 as updated by our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Total segment gross margin(1)	$46,432	$48,203	$84,758	$84,682
Operations and maintenance expenses	9,675	7,824	18,173	15,008
Depreciation and amortization	9,825	7,850	18,295	15,475
General and administrative expenses	7,700	5,736	15,216	11,811
Taxes other than income	1,029	544	1,556	988
Equity in (earnings) loss from unconsolidated affiliates	(754)	101	(1,618)	(95)

Operating income	18,957	26,148	33,136	41,495
Interest and other financing costs, net	(5,474)	(7,261)	(10,047)	(15,195)
Provision for income taxes	(175)	—	(1,079)	—

Net income	$13,308	$18,887	$22,010	$26,300

Segment gross margin:
Mid-Continent Operations	$27,887	$23,732	$49,288	$44,167
Texas Gulf Coast Pipelines(2)	9,920	9,234	19,484	17,884
Texas Gulf Coast Processing	14,754	14,825	24,847	21,972
Corporate(3)	(6,129)	412	(8,861)	659

Total segment gross margin(1)	$46,432	$48,203	$84,758	$84,682

Segment gross margin per unit:
Mid-Continent Operations:(4)
Pipeline throughput ($/MMBtu)(4)	$1.46	$1.49	$1.38	$1.44
Plant Inlet throughput ($/MMBtu)(4)	$1.99	$2.11	$1.90	$2.07
NGLs produced ($/Bbl)(4)	$20.47	$22.19	$19.97	$22.50
Texas Gulf Coast Pipelines ($/MMBtu)(2)	$0.40	$0.42	$0.39	$0.42
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(5)	$0.29	$0.33	$0.24	$0.24
NGLs produced ($/Bbl)(5)	$9.69	$10.82	$8.40	$8.47
Volumes:
Mid-Continent Operations(4)
Pipeline throughput (MMBtu/d)(4)	209,812	175,349	197,646	169,956
Plant Inlet throughput (MMBtu/d)(4)	154,060	123,874	143,483	118,118
NGLs produced (Bbls/d)(4)	14,969	11,753	13,635	10,845
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(2)	275,303	243,086	277,679	237,075
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	561,354	496,350	566,975	504,670
NGLs produced (Bbls/d)	16,724	15,039	16,344	14,331

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Capital Expenditures:
Maintenance capital expenditures	$3,092	$2,076	$4,463	$3,926
Expansion capital expenditures	129,216	9,335	148,169	16,398

Total capital expenditures	$132,308	$11,411	$152,632	$20,324

Operations and maintenance expenses:
Mid-Continent Operations	$5,144	$4,048	$9,514	$7,916
Texas Gulf Coast Pipelines	2,382	1,900	4,415	3,529
Texas Gulf Coast Processing	2,149	1,876	4,244	3,563

Total operations and maintenance expenses	$9,675	$7,824	$18,173	$15,008

(1)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 107,565 MMBtu/d and 111,172 MMBtu/d, net of intercompany volumes, for the three months ended June 30, 2007 and 2006, respectively. Gross volumes transported by Webb Duval were 105,479 MMBtu/d and 115,241 MMBtu/d, net of intercompany volumes, for the six months ended June 30, 2007 and 2006, respectively.

(3)	The Corporate segment gross margin includes results attributable to Copano’s commodity risk management activities.

(4)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represent total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. For the three months ended June 30, 2007, plant inlet throughput averaged 88,730 MMBtu/d and NGLs produced averaged 9,109 barrels per day for plants owned by the Mid-Continent Operations segment. For the three months ended June 30, 2006, plant inlet throughput averaged 81,257 MMBtu/d and NGLs produced averaged 7,976 barrels per day for plants owned by the Mid-Continent Operations segment. For the six months ended June 30, 2007, plant inlet throughput averaged 87,153 MMBtu/d and NGLs produced averaged 8,753 barrels per day for plants owned by the Mid-Continent Operations segment. For the six months ended June 30, 2006, plant inlet throughput averaged 76,730 MMBtu/d and NGLs produced averaged 7,275 barrels per day for plants owned by the Mid-Continent Operations segment.

(5)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Mid-Continent Operations Segment Gross Margin.  Mid-Continent Operations segment gross margin was $27.9 million for the three months ended June 30, 2007, which included $1.9 million related to Cimmarron (acquired May 1, 2007) compared to $23.7 million for the three months ended June 30, 2006, an increase of $4.2 million, or 18%. The increase in segment gross margin resulted primarily from a 27% increase in NGLs produced, a 24% increase in plant inlet throughput, a 20% increase in pipeline throughput and a 17% increase in natural gas prices offset by reduced unit margins. Cimmarron accounted for 34%, 45% and 41%, respectively, of the increased NGLs produced, plant inlet throughput and pipeline throughput of this segment. NGLs produced at the Paden Processing Plant increased 18% during the second quarter of 2007 as compared to the same period in 2006. Cimmarron’s throughput on its crude oil system averaged 3,664 barrels per day for the period from May 1, 2007 through June 30, 2007. During the second quarter of 2007, the CenterPoint East natural gas index price averaged $6.65 per MMBtu compared to $5.69 per MMBtu during the second quarter of 2006, an increase of $0.96, or 17%.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $9.9 million for the three months ended June 30, 2007 compared to $9.2 million for the three months ended June 30, 2006, an increase of $0.7 million, or 8%. The increase was primarily attributable to increased throughput and higher natural gas prices during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. During the second quarter of 2007, the Houston Ship Channel, or HSC, natural gas index price averaged $7.26 per MMBtu compared to $6.48 per MMBtu during the second quarter of 2006, an increase of $0.78, or 12%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $14.8 million for each of the three months ended June 30, 2007 and 2006. For the three months ended June 30, 2007, we experienced a decrease of $1.0 million in our processing segment gross margin primarily as a result of decreased NGL margins that was offset by a decrease of $1.0 million in upgrade payments to natural gas suppliers, including our Texas Gulf Coast Pipelines segment, during the second quarter of 2007 as compared to the second quarter of 2006. Conditioning fee revenue was effectively flat quarter over quarter. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Corporate Segment Gross Margin.  The corporate segment includes our commodity risk management activities. Gross margin for this segment was a loss of $6.1 million for the three months ended June 30, 2007 compared to a gain of $0.4 million for the three months ended June 30, 2006. The corporate segment gross margin loss for the three months ended June 30, 2007 is comprised of (i) $5.2 million of non-cash amortization expense related to purchased commodity derivatives and (ii) $1.8 million of unrealized losses related to mark-to-market changes and ineffective portions of the hedges offset by $0.8 million of cash settlements on the expired commodity derivatives. The unrealized mark-to-market losses related to the certain hedges originally implemented in connection with an acquisition that was not consummated and later designated as part of Copano’s ongoing risk management program. The corporate segment gross margin gain for the three months ended June 30, 2006 consisted of $3.0 million of cash settlements on expired put derivatives, offset by $2.5 million of non-cash amortization expense related to purchased commodity derivatives and $0.1 million of unrealized losses related to the ineffective portion of the hedges.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $9.7 million for the three months ended June 30, 2007 compared to $7.8 million for the three months ended June 30, 2006. The increase of $1.9 million, or 24%, is primarily attributed to (i) increased labor, insurance and repair expenses in our Mid-Continent Operations segment of $0.5 million, (ii) $0.6 million of expenses incurred by Cimmarron, which was acquired on May 1, 2007, (iii) increased labor, measurement and repair and maintenance expenses of $0.5 million in our Texas Gulf Coast Pipelines segment and (iv) increased utilities, surface lease rentals and repair and maintenance expenses of $0.3 million in our Texas Gulf Coast Processing segment.

Depreciation and Amortization.  Depreciation and amortization totaled $9.8 million for the three months ended June 30, 2007 compared with $7.9 million for the three months ended June 30, 2006, an increase of $1.9 million, or 24%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after June 30, 2006, including the Cimmarron Acquisition on May 1, 2007.

General and Administrative Expenses.  General and administrative expenses totaled $7.7 million for the three months ended June 30, 2007 compared with $5.7 million for the three months ended June 30, 2006, an increase of $2.0 million, or 35%. The increase primarily relates to (i) expenses related to additional personnel, consultants and office space and compensation adjustments of $0.9 million, (ii) legal and accounting fees of $0.2 million, (iii) expenses incurred by Cimmarron of $0.2 million for the period from May 1, 2007 through June 30, 2007 and (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.1 million. Additionally, we experienced an increase of $0.6 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $6.2 million for the three months ended June 30, 2007 compared with $7.6 million for the three months ended June 30, 2006, a decrease of $1.4 million, or 18%. Interest expense related to our Credit Facility totaled $1.3 million (net of $0.3 million of capitalized interest and settlements under our interest rate swaps) and $2.6 million (net of $0.2 million of capitalized interest and settlements under our interest rate swaps) for the three months ended June 30, 2007 and 2006, respectively. Interest on our Senior Notes totaled $4.6 million for each of the three months ended June 30, 2007 and 2006. Amortization of debt issue costs totaled $0.3 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Average borrowings under our Credit Facility were $89.1 million and $155.0 million with average interest rates of 6.9% and 6.8% for the second quarter of 2007 and 2006, respectively. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Mid-Continent Operations Segment Gross Margin.  Mid-Continent Operations segment gross margin was $49.3 million for the six months ended June 30, 2007, which included $1.9 million related to Cimmarron acquired May 1, 2007 compared to $44.2 million for the six months ended June 30, 2006, an increase of $5.1 million, or 12%. The increase in segment gross margin resulted primarily from a 26% increase in NGLs produced, a 21% increase in plant inlet throughput and a 16% increase in pipeline throughput offset by reduced unit margins as a result of lower natural gas. Cimmarron accounted for 19%, 27% and 26%, respectively, of the increased NGLs produced, plant inlet throughput and pipeline throughput of this segment. NGLs produced at the Paden Processing Plant increased 27% during the first six months of 2007 as compared to the same period in 2006. Cimmarron’s throughput on its crude oil system averaged 3,664 barrels per day for the period from May 1, 2007 through June 30, 2007. During the six months ended June 30, 2007, the CenterPoint East natural gas index price averaged $6.42 per MMBtu compared to $6.52 per MMBtu during the six months ended June 30, 2006, a decrease of $0.10, or 2%.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $19.5 million for the six months ended June 30, 2007 compared to $17.9 million for the six months ended June 30, 2006, an increase of $1.6 million, or 9%. The increase was primarily attributable to increased throughput offset by lower natural gas prices during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which resulted in a decrease in margins associated with our index price-related gas purchase and transportation arrangements. During the six months ended June 30, 2007, the HSC natural gas index price averaged $6.90 per MMBtu compared to $7.00 per MMBtu during the six months ended June 30, 2006, a decrease of $0.10, or 1%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $24.8 million for the six months ended June 30, 2007 compared to $22.0 million for the six months ended June 30, 2006, an increase of $2.8 million, or 13%. For the six months ended June 30, 2007, we experienced improvements of $3.0 million in our processing segment gross margin primarily as a result of increased NGL margins and output at our Houston Central Processing Plant. For a discussion of the commodity price environment, please read “— How We Evaluate Our Operations — Segment Gross Margin.” This improvement in our processing segment gross margin increased $0.1 million as a result of decreased upgrade payments to natural gas suppliers, including our Texas Gulf Coast Pipelines segment, during the six months ended June 30, 2007 as compared to the same period in 2006 and was offset by decreased conditioning fee revenue of $0.3 million.

Corporate Segment Gross Margin.  The corporate segment includes our commodity risk management activities. Gross margin for this segment was a loss of $8.9 million for the six months ended June 30, 2007 compared to a gain of $0.6 million for the six months ended June 30, 2006. The corporate segment gross margin loss for the six months ended June 30, 2007 is comprised of $10.3 million of non-cash amortization expense related to purchased commodity derivatives and $1.8 million of unrealized losses related to mark-to-market changes and ineffective portions of the hedges offset by $3.2 million of cash settlements on the expired commodity derivatives. The unrealized mark-to-market losses related to certain hedges originally implemented in connection with an acquisition that was not consummated and later designated as part of Copano’s ongoing risk management program. The corporate segment gross margin gain for the six months ended June 30, 2006 consisted of $5.7 million of cash settlements on expired commodity derivatives offset by $4.9 million of non-cash amortization expense related to purchased commodity derivatives and $0.2 million of unrealized losses related to the ineffective portion of the hedges.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $18.2 million for the six months ended June 30, 2007 compared to $15.0 million for the six months ended June 30, 2006. The increase of $3.2 million, or 21%, is primarily attributed to (i) increased labor, insurance and repair expenses in our Mid-

Continent Operations segment of $1.0 million, (ii) $0.6 million of expenses incurred by Cimmarron which was acquired on May 1, 2007, (iii) increased labor, chemicals, utilities, lease rentals and and repair and maintenance expenses of $0.9 million in our Texas Gulf Coast Pipelines segment and $0.7 million in our Texas Gulf Coast Processing segment.

Depreciation and Amortization.  Depreciation and amortization totaled $18.3 million for the six months ended June 30, 2007 compared with $15.5 million for the six months ended June 30, 2006, an increase of $2.8 million, or 18%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after June 30, 2006, including the Cimmarron Acquisition on May 1, 2007.

General and Administrative Expenses.  General and administrative expenses totaled $15.2 million for the six months ended June 30, 2007 compared with $11.8 million for the six months ended June 30, 2006, an increase of $3.4 million, or 29%. The increase primarily relates to (i) expenses primarily related to additional personnel, consultants and office space and compensation adjustments of $1.5 million, (ii) legal and accounting fees of $0.5 million, (iii) costs of preparing and processing tax K-1s to unitholders of $0.2 million, (iv) non-cash compensation expense related to the amortization of the fair value of restricted units and unit options issued to employees and directors of $0.4 million and (v) expenses incurred by Cimmarron of $0.2 million for the period from May 1, 2007 through June 30, 2007. Additionally, we experienced an increase of $0.6 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $11.4 million for the six months ended June 30, 2007 compared with $15.8 million for the six months ended June 30, 2006, a decrease of $4.4 million, or 28%. Interest expense related to our Credit Facility totaled $1.7 million (net of $0.6 million of capitalized interest and settlements under our interest rate swaps) and $5.6 million (net of $0.3 million of capitalized interest and settlements under our interest rate swaps) for the six months ended June 30, 2007 and 2006, respectively. Interest on our Senior Notes totaled $9.1 million and $7.3 million for the six months ended June 30, 2007 and 2006, respectively. Interest on our unsecured term loan totaled $1.5 million for the six months ended June 30, 2006. Amortization of debt issue costs totaled $0.6 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Average borrowings under our credit arrangements were $60.3 million and $274.0 million with average interest rates of 7.0% and 6.5% for the six months ended June 30, 2007 and 2006, respectively. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

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

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of June 30, 2007.

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

During the six months ended June 30, 2007, our capital expenditures totaled $152.6 million consisting of $4.4 million of maintenance capital and $148.2 million of expansion capital including the Cimmarron Acquisition. Additional expansion capital expenditures included to the acquisition and construction of small pipeline systems, purchases of compressors and constructing well interconnects to attach volumes in new areas. We funded our capital expenditures with funds from operations, borrowings under the Credit Facility and the issuance of additional equity. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. Based on our current scope of operations, we anticipate incurring approximately $9.0 million to $11.0 million of maintenance capital over the next 12 months.

Operating Cash Flows.

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Net income	$22,010	$26,300
Depreciation and amortization	18,910	16,863
Equity in earnings from unconsolidated affiliates	(1,618)	(95)
Distributions from unconsolidated affiliates	2,111	—
Equity-based compensation and other	2,224	819
Cash (used in) provided by working capital	(2,746)	16,050

Net cash provided by operating activities	$40,891	$59,937

The overall decrease of $19.0 million in operating cash flow for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily the result of (i) an increase in non-cash items of $1.9 million and (ii) an increase in distributions from Webb Duval and Southern Dome, our unconsolidated affiliates, of $2.1 million, offset by (iii) a decrease in net income of $4.3 million and changes in working capital components (exclusive of cash and cash equivalents) of $18.7 million. This decrease in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $37.5 million and in risk management activities of $21.9 million offset by increases in accounts payable of $40.7 million.

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

Investing Cash Flows.  Net cash used in investing activities was $97.2 million for the six months ended June 30, 2007 compared to $29.5 million for the six months ended June 30, 2006. Investing activities for 2007 included costs primarily related to $55.3 million related to the Cimmarron Acquisition, $42.4 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden Processing Plant and progress payments for the purchase of compression, offset primarily by $0.5 million of distributions from Southern Dome in excess of equity earnings and other. Investing activities for 2006 included costs related to (i) $18.9 million of capital expenditures for several small bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Provident City System, progress payments for the purchase of compression, the installation of an additional amine treater and a modification of an existing amine treater at the Houston Central Processing Plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden Processing Plant in Oklahoma and the construction of an 8-mile pipeline between two compressor stations in our Mid-Continent Operations area and (ii) a $10.6 million investment in Southern Dome for the construction of a processing plant and residue pipelines that began operations in late April 2006.

Financing Cash Flows.  Net cash provided by financing activities totaled $62.8 million during the six months ended June 30, 2007 and included (i) borrowing under our Credit Facility of $94.0 million, (ii) capital contributions of $5.1 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.6 million, offset by (a) repayments under our debt arrangements of $1.1 million, (b) distributions to our unitholders of $34.7 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million. Net cash used in financing activities totaled $23.0 million during the six months ended June 30, 2006 and included (i) net proceeds from our private placement of common units of $24.4 million and (ii) capital contributions of $3.5 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.1 million, offset by (a) net repayments under our debt arrangements of $23.7 million, (b) distributions to our unitholders of $21.0 million and (c) deferred financing costs of $6.3 million.

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

On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.40 per unit, or $1.60 per unit annualized, for all outstanding common and subordinated units. The distribution totaling $17.0 million was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

On April 18, 2007, our Board of Directors declared a cash distribution for the three months ended March 31, 2007 of $0.42 per unit, or $1.68 per unit annualized, for all outstanding common units. The distribution totaling $17.9 million was paid on May 15, 2007 to holders of record at the close of business on May 1, 2007.

On July 18, 2007, our Board of Directors declared a cash distribution for the three months ended June 30, 2007 of $0.44 per unit, or $1.76 per unit annualized, for all outstanding common units. The distribution totaling $18.8 million will be paid on August 14, 2007 to holders of record at the close of business on August 1, 2007.

The amounts required to pay the current distribution of $0.44 per unit, or $1.76 per unit annualized, to our common unitholders is $18.8 million per quarter, or $75.1 million annualized, based on the total number of units outstanding as of August 1, 2007. These amounts include distributions related to restricted units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the respective restricted units and phantom units. As of August 1, 2007, we had 354,977 outstanding restricted and phantom units. These amounts do not include future distributions on common units underlying our 1,579,409 outstanding Class C units which automatically convert to common units on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing of the Initial Cimmarron Acquisition.

Our Indebtedness

As of June 30, 2007, our aggregate outstanding indebtedness totaled $349.0 million.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of B1 with a positive outlook, a B2 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our Senior Notes.

Senior Secured Revolving Credit Facility.  The Credit Facility, a $200 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, was established in August 2005. Our Credit Facility includes a $25 million sublimit for the issuance of standby letters of credit. In January 2007, we modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA). Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

Based upon our total debt to EBITDA ratio calculated as of June 30, 2007 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $76 million of unused capacity under the Credit Facility. Our management believes that we are in compliance with the covenants under the Credit Facility as of June 30, 2007.

The effective average interest rate on borrowings under the Credit Facility for the six months ended June 30, 2007 was 7.0% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of June 30, 2007. Interest and other financing costs related to the Credit Facility totaled $2.4 million for the six months ended June 30, 2007. Costs incurred in connection with the establishment of this Credit Facility are being amortized over the term of the Credit Facility and, as of June 30, 2007, the unamortized portion of debt issue costs totaled $2.5 million.

Senior Notes.  In February 2006, we issued the Senior Notes due 2016. Interest and other financing costs related to the Senior Notes totaled $9.5 million for the six months ended June 30, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of June 30, 2007, the unamortized portion of debt issue costs totaled $6.1 million.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Reconciliation of total segment gross margin to operating income:
Operating income	$18,957	$26,148	$33,136	$41,495
Add: Operations and maintenance expenses	9,675	7,824	18,173	15,008
Depreciation and amortization	9,825	7,850	18,295	15,475
General and administrative expenses	7,700	5,736	15,216	11,811
Taxes other than income	1,029	544	1,556	988
Equity in (earnings) loss from unconsolidated affiliates	(754)	101	(1,618)	(95)

Total segment gross margin	$46,432	$48,203	$84,758	$84,682

Reconciliation of EBITDA to net income:
Net income	$13,308	$18,887	$22,010	$26,300
Add: Depreciation and amortization	9,825	7,850	18,295	15,475
Interest and other financing costs	6,179	7,604	11,372	15,787
Provision for income taxes	175	—	1,079	—

EBITDA	$29,487	$34,341	$52,756	$57,562

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$16,901	$37,082	$40,891	$59,937
Add: Cash paid for interest and other financing costs	5,873	7,173	10,756	14,399
Equity in earnings (loss) from unconsolidated affiliates	754	(101)	1,618	95
Distributions from unconsolidated affiliates	(2,111)	—	(2,111)	—
Risk management activities	21,609	(522)	18,994	(2,860)
Increase in working capital and other	(13,539)	(9,291)	(17,392)	(14,009)

EBITDA	$29,487	$34,341	$52,756	$57,562

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a

$0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.9 million to our total segment gross margin for the six months ended June 30, 2007. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.9 million decrease to our total segment gross margin and vice versa, for the six months ended June 30, 2007. These relationships are not necessarily linear. Due to the prices received for natural gas and NGLs during the six month ended June 30, 2007, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Processing Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

Commodity Price Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our risk management policy, which, as amended in June 2007, allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil;

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or to the operations of an entity to be acquired by us;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or an entity to be acquired by us, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or to the operations of an entity to be acquired by us.

Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	Through December 31, 2008, notional volume must not exceed the projected requirements or output, as applicable, for the hedged period with respect to (i) the purchase of crude oil or NGL put options, (ii) the purchase of natural gas put or call options, (iii) the purchase of fractionation spread or processing margin spread put options or (iv) the entry into any crude oil, natural gas or NGL spread options permitted by the policy.

•	After December 31, 2008, notional volume must not exceed 80% of the projected requirements or output, as applicable, for the hedged period with respect to (i) the purchase of crude oil or NGLs put options, (ii) the purchase of natural gas put or call options, (iii) the purchase of fractionation spread or processing margin spread put options or (iv) the entry into any crude oil, natural gas or NGL spread options; and

•	the aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed 50% of the aggregate hedged position with respect to such product.

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

Mid-Continent Operations Segment.  Natural gas for our Mid-Continent Operations segment is hedged using the CenterPoint East index, the principal index used to price the underlying commodity. With the exception of natural gasoline and condensate, NGLs are contractually priced using the Conway index but since there is an extremely limited forward market for Conway, we use Mt. Belvieu hedge instruments instead. While this creates the potential for basis risk, statistical analysis reveals that the two indices are highly correlated.

Texas Gulf Coast Pipelines and Processing Segments.  With the exception of condensate and a portion of our natural gasoline production, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. We use natural gas call spread options to hedge a portion of our net operational short position in natural gas when we operate in a processing mode at our Houston Central Processing Plant. The call spread options are based on the HSC index, the same index used to price the underlying commodity. We do not hedge against potential declines in the price of natural gas for the Texas Gulf Coast Pipelines and Processing segments because our natural gas position is neutral to short due to our contractual arrangements and the ability of the Houston Central Processing Plant to switch between full recovery and conditioning mode. Because of our ability to reject ethane, we have not hedged our ethane production from our Texas Gulf Coast Processing segment.

The following table summarizes our commodity hedge portfolio as of June 30, 2007 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)	Fair Value

2007	$8.75	9,750	$4,323,000
2008	$7.75	5,000	$2,054,000
2009	$6.95	5,000	$1,329,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike
	(Per MMBtu)		Call Volumes
	Bought	Sold	(MMBtu/d)	Fair Value

2007	$8.00	$10.00	11,400	$542,000
2008	$8.15	$10.00	9,400	$1,917,000
2009	$7.75	$10.00	8,000	$2,109,000
2010	$7.35	$10.00	7,100	$2,113,000
2011	$6.95	$10.00	7,100	$2,265,000

Purchased Purity Ethane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.6365	599	$22,000	$0.6525	599	$(335,000)
2007	$0.6960	2,000	$283,000	$0.7300	2,000	$61,000
2008	$0.5700	607	$53,000	$0.5650	607	$(1,728,000)
2008	$0.6250	2,900	$607,000	$0.6525	1,300	$(2,045,000)
2009	$0.5900	2,200	$390,000	$0.6025	1,100	$(2,482,000)
2010	$0.5550	1,600	$223,000	$0.5700	500	$(1,224,000)
2011	$0.5300	1,700	$242,000	$0.5450	500	$(1,251,000)

Purchased TET Propane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.8930	2,575	$75,000	$0.9375	726	$(923,000)
2007	$0.9000	1,100	$47,000	—	—	—
2007	$1.0950	500	$196,000	—	—	—
2008	$0.8360	2,594	$509,000	$0.8700	745	$(2,851,000)
2008	$0.8975	1,100	$411,000	—	—	—
2008	$1.0500	1,000	$982,000	—	—	—
2009	$0.8725	2,200	$922,000	—	—	—
2009	$0.9650	1,000	$794,000	$1.0275	1,000	$(1,531,000)
2010	$0.8500	1,100	$508,000	—	—	—
2010	$0.9460	700	$585,000	$0.9925	700	$(1,243,000)
2011	$0.8265	1,100	$539,000	—	—	—
2011	$0.9340	700	$657,000	$0.9750	700	$(1,230,000)

Purchased Non-TET Isobutane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0675	620	$8,000	$1.1250	90	$(156,000)
2007	$1.0750	200	$3,000	—	—	—
2008	$0.9900	622	$68,000	$1.0450	92	$(468,000)
2008	$1.0900	250	$70,000	—	—	—
2009	$1.0600	450	$150,000	—	—	—
2009	$1.1600	100	$65,000	$1.2425	100	$(219,000)
2010	$1.0350	300	$106,000	—	—	—
2010	$1.1145	100	$59,000	$1.2025	100	$(244,000)
2011	$1.0205	300	$129,000	—	—	—
2011	$1.1100	100	$71,000	$1.1800	100	$(243,000)

Purchased Non-TET Normal Butane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0650	803	$11,000	$1.1200	264	$(352,000)
2007	$1.0675	150	$2,000	—	—	—
2007	$1.2700	400	$118,000	—	—	—
2008	$0.9875	810	$70,000	$1.0400	271	$(1,112,000)
2008	$1.0800	300	$72,000	—	—	—
2008	$1.2150	400	$298,000	—	—	—
2009	$1.0525	700	$174,000	—	—	—
2009	$1.1400	400	$204,000	$1.2275	400	$(551,000)
2010	$1.0300	300	$71,000	—	—	—
2010	$1.1000	200	$84,000	$1.1850	200	$(346,000)
2011	$1.0205	300	$87,000	—	—	—
2011	$1.0850	200	$94,000	$1.1700	200	$(338,000)

Purchased Non-TET Natural Gasoline Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.5650	200	$80,000	$1.6600	400	$(183,000)
2008	$1.4850	300	$293,000	$1.5850	300	$(108,000)
2009	$1.4400	200	$180,000	$1.5400	200	$(206,000)
2010	$1.4080	300	$249,000	—	—	—
2011	$1.4100	300	$295,000	—	—	—

Purchased WTI Crude Oil Puts

	Put Strike	Put Volumes
	(Per Barrel)	(Bbls/d)	Fair Value

2007	$48.00	2,000	$5,000
2007	$55.00	250	$6,000
2008	$55.00	1,000	$381,000
2008	$60.00	700	$525,000
2009	$55.00	1,000	$611,000
2009	$60.00	500	$527,000
2010	$55.00	1,000	$793,000
2010	$60.00	400	$510,000
2011	$55.00	1,000	$995,000
2011	$60.00	400	$603,000

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our debt agreements. As of June 30, 2007, we are exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $124.0 million, of which $50.0 million was hedged with interest rate swaps to convert our floating interest rate to a fixed rate. Our Credit Facility had an average floating interest rate of 6.6% as of June 30, 2007 and a 1% increase in interest rates on the amount of debt in excess of the $50.0 million that was hedged would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.7 million annually.

We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our Credit Facility.

In January 2007, we amended and restated our Credit Facility, including extending its maturity date and, as a result, the terms of the interest rate swaps no longer exactly match the term of the Credit Facility. Consequently, we no longer use the “shortcut” method under SFAS No. 133 in accounting for our interest rate swaps. In March 2007, we borrowed $20 million under the Credit Facility, resulting in a principal amount outstanding equal to the notional amount of the interest rate swaps so that the total notional amount of both $25 million interest rate swaps now qualify for hedge accounting. For the six months ended June 30, 2007, we recognized mark-to-market losses of $0.1 million and minimal ineffectiveness on the interest rate swaps. As of June 30, 2007, the fair value of these financial instruments totaled $0.8 million.

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

Credit Risk.  We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the six months ended June 30, 2007, Enterprise Products Operating, L.P. (22%), ONEOK Energy Services (21%), ONEOK Hydrocarbons, L.P. (13%), Kinder Morgan Texas Pipeline, L.P. (11%), and Enogex, Inc. (7%) collectively accounted for approximately 74% of our revenue. As of June 30, 2007, all of these companies, or their parent companies, were rated investment grade by all of the major credit rating agencies.

Item 4.	Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act, including disclosure as required in this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. These risks as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2006 Form 10-K except as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual unitholders meeting on May 24, 2007. A brief description of each proposal and the voting results follows:

A company proposal to elect seven directors to our Board of Directors to serve until the 2008 Annual Meeting of Unitholders.

	For	Withheld

John R. Eckel, Jr.	36,500,353	100,144
James G. Crump	36,500,243	100,254
Ernie L. Danner	36,501,243	99,254
Scott A. Griffiths	36,501,353	99,144
Michael L. Johnson	36,501,353	99,144
T. William Porter	33,943,809	2,656,688
William L. Thacker	36,493,051	107,446

A company proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of Copano for the fiscal year ending December 31, 2007.

For	36,442,046
Against	106,316
Abstentions	52,135

All seven nominated directors were elected and the appointment of the independent auditors was ratified.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).

Number	Description

3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
4.9	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
10.1	Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.2	2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
10.3	Form of Grant of Phantom Units (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).

Number		Description

21	.1*	List of Subsidiaries
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 9, 2007.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer

Exhibit Index

Number	Description

2.1	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Class B Unit and Common Unit Purchase Agreement dated as of June 17, 2005 by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome HedgeCap, LP, Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.7	Common Unit Purchase Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K filed March 16, 2006).
4.8	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
4.9	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
10.1	Amended and Restated Loan Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).

Number		Description

10.2		2007 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2007).
10.3		Form of Grant of Phantom Units (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
21	.1*	List of Subsidiaries
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.