Form 10-Q
period 2007-09-30
Copano Energy, L.L.C.
filed 2007-11-09
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

There were 47,323,377 common units of Copano Energy, L.L.C. outstanding at November 1, 2007. Copano Energy, L.L.C.’s common units trade on The NASDAQ National Market under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$47,846	$39,484
Accounts receivable, net	90,486	67,095
Risk management assets	5,734	13,973
Prepayments and other current assets	4,121	3,166

Total current assets	148,187	123,718

Property, plant and equipment, net	665,052	566,927
Intangible assets, net	138,699	93,372
Investment in unconsolidated affiliates	17,982	19,378
Risk management assets	16,043	23,826
Other assets, net	13,975	11,837

Total assets	$999,938	$839,058

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$117,908	$91,668
Notes payable	—	1,495
Risk management liabilities	12,498	944
Other current liabilities	14,347	11,615

Total current liabilities	144,753	105,722

Long-term debt	359,000	255,000
Deferred tax provision	898	—
Risk management and other noncurrent liabilities	18,260	5,750
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 42,357,653 units and 35,190,590 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	491,978	480,797
Class C units, no par value, 1,579,409 units issued and outstanding as of September 30, 2007	54,000	—
Subordinated units, no par value, 7,038,252 units issued and outstanding as of December 31, 2006	—	10,379
Paid-in capital	19,934	10,585
Accumulated (deficit) earnings	(9,053)	2,918
Accumulated other comprehensive loss	(79,832)	(32,093)

	477,027	472,586

Total liabilities and members’ capital	$999,938	$839,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except unit information)

Revenue:
Natural gas sales	$124,091	$114,624	$375,420	$346,430
Natural gas liquids sales	132,835	106,534	336,748	277,536
Transportation, compression and processing fees	3,880	3,919	12,320	11,174
Condensate and other	32,270	6,234	61,298	19,758

Total revenue	293,076	231,311	785,786	654,898

Costs and expenses:
Cost of natural gas and natural gas liquids	235,952	174,525	641,799	512,003
Transportation	1,239	814	3,342	2,241
Operations and maintenance	10,525	8,519	28,700	23,527
Depreciation and amortization	10,130	8,182	28,426	23,657
General and administrative	8,615	8,108	23,831	19,919
Taxes other than income	1,010	622	2,566	1,610
Equity in (earnings) loss from unconsolidated affiliates	(401)	(549)	(2,019)	(644)

Total costs and expenses	267,070	200,221	726,645	582,313

Operating income	26,006	31,090	59,141	72,585
Interest and other income	706	718	2,032	1,310
Interest and other financing costs	(6,943)	(9,525)	(18,314)	(25,312)

Income before income taxes	19,769	22,283	42,859	48,583
Provision for income taxes	(102)	—	(1,182)	—

Net income	$19,667	$22,283	$41,677	$48,583

Basic net income per common unit:
Net income per common unit	$0.46	$0.61	$1.00	$1.33
Weighted average number of common units	42,330	29,393	41,154	29,357
Diluted net income per common unit:
Net income per common unit	$0.44	$0.60	$0.96	$1.32
Weighted average number of common units	44,233	36,863	43,606	36,767
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$0.61	$0.49	$1.33
Weighted average number of subordinated units	—	7,038	1,134	7,038
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$0.61	$0.49	$1.33
Weighted average number of subordinated units	—	7,038	1,134	7,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income	$41,677	$48,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,426	23,657
Amortization of debt issue costs	921	3,524
Equity in earnings from unconsolidated affiliates	(2,019)	(644)
Distributions from unconsolidated affiliates	2,888	—
Equity-based compensation	2,180	1,315
Deferred tax provision	898	—
Other noncash items	(98)	94
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,135)	19,765
Prepayments and other current assets	(562)	1,661
Risk management activities	(19,137)	6,914
Accounts payable	13,200	(7,447)
Other current liabilities	12,099	(795)

Net cash provided by operating activities	68,338	96,627

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(57,247)	(30,148)
Additions to intangible assets	(2,604)	(308)
Acquisitions, net of cash acquired	(55,471)	(9,074)
Investment in unconsolidated affiliate	—	(11,053)
Distributions from unconsolidated affiliate	375	—
Other	(990)	(504)

Net cash used in investing activities	(115,937)	(51,087)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(376,500)
Proceeds from long-term debt	104,000	353,500
Repayments of short-term notes payable	(1,494)	(1,477)
Deferred financing costs	(608)	(7,013)
Distributions to unitholders	(53,441)	(33,277)
Proceeds from private placement of common units	—	25,000
Capital contributions from Pre-IPO Investors	7,169	4,006
Proceeds from option exercises	850	199
Equity offering costs	(515)	(640)

Net cash provided by (used in) financing activities	55,961	(36,202)

Net increase in cash and cash equivalents	8,362	9,338
Cash and cash equivalents, beginning of year	39,484	25,297

Cash and cash equivalents, end of period	$47,846	$34,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

									Accumulated
									Other		Total
	Common		Class C		Subordinated			Accumulated	Comprehensive		Comprehensive
	Number of	Common	Number of	Class C	Number of	Subordinated	Paid-in	Earnings	Income		Income
	Units	Units	Units	Units	Units	Units	Capital	(Deficit)	(Loss)	Total	(Loss)
	(Unaudited)
	(In thousands)

Balance, December 31, 2006	35,191	$480,797		$—	7,038	$10,379	$10,585	$2,918	$(32,093)	$472,586	$—
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	7,169	—	—	7,169	—
Conversion of subordinated units into common units	7,038	10,379	—	—	(7,038)	(10,379)	—	—	—	—	—
Private placement of units	—	—	1,579	54,000	—	—	—	—	—	54,000	—
Offering costs	—	(48)	—	—	—	—	—	—	—	(48)	—
Distributions to unitholders	—	—	—	—	—	—	—	(53,648)	—	(53,648)	—
Option exercises	61	850	—	—	—	—	—	—	—	850	—
Equity-based compensation	—	—	—	—	—	—	2,180	—	—	2,180	—
Vested restricted units	68	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	41,677	—	41,677	41,677
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	5,905	5,905	5,905
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	(53,644)	(53,644)	(53,644)

Comprehensive loss											$(6,062)

Balance, September 30, 2007	42,358	$491,978	1,579	$54,000	—	$—	$19,934	$(9,053)	$(79,832)	$477,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our subsidiaries, provide midstream energy services, including gathering, transportation, treating, processing and conditioning services in Oklahoma, Texas, Wyoming and Louisiana. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its subsidiaries.

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies, power generation facilities and industrial consumers. Natural gas delivered to our gas processing plants, either on our pipelines or a third-party pipeline, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. We own and operate an NGL products pipeline extending from our Houston Central Processing Plant near Sheridan, Texas to the Houston area, and we lease an additional NGL pipeline that extends from the tailgate of this processing plant to the Enterprise Product Partners’ Seminole Pipeline near Brenham, Texas. We refer to our operations in central and eastern Oklahoma and in north Texas as “Mid-Continent Operations,” to our natural gas pipeline subsidiaries operating in the Texas Gulf Coast region collectively as “Texas Gulf Coast Pipelines” and to our Texas processing and related activities collectively as “Texas Gulf Coast Processing.” On October 19, 2007, Copano completed the acquisition of Cantera Natural Gas, LLC (“Cantera”) as discussed in Note 13, which expanded Copano’s geographic footprint into the Powder River Basin of the Rocky Mountains. We expect to manage our operations in Wyoming as the “Rocky Mountains Operations” segment.

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

We do not provide for federal income taxes in the accompanying consolidated financial statements as such income is taxable directly to our unitholders. However, the State of Texas enacted a margin tax in May 2006, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the law. The first annual taxable period began January 1, 2007 and the first returns are due in 2008. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined by the new Texas margin statute. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under SFAS No. 109, taxes

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The provision for the Texas margin tax totaled $1,182,000 for the nine months ended September 30, 2007, comprised of $284,000 related to the current provision which is included in other current liabilities on the accompanying consolidated balance sheets and $898,000 deferred tax provision related to the cumulative effect of temporary book/tax timing differences associated with depreciation expense for periods prior to the enactment of the Texas margin tax.

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

Our intangible assets consist of rights-of-way and easements, contracts and an acquired customer relationship, which we amortize over the term of the agreement or estimated useful life. Amortization expense was $1,815,000 and $1,349,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense was $4,837,000 and $4,046,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated aggregate amortization expense remaining for 2007 and each of the succeeding periods indicated is approximately: 2007 — $1,838,000; 2008 — $7,316,000; 2009 — $7,247,000; 2010 — $7,219,000; 2011 — $7,209,000 and 2012 — $7,144,000. Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Rights-of-way and easements, at cost	$103,695	$60,931
Less accumulated amortization for rights-of-way and easements	(7,717)	(6,520)
Contracts	48,522	42,444
Less accumulated amortization for contracts	(6,300)	(4,009)
Customer relationship	725	725
Less accumulated amortization for customer relationship	(226)	(199)

Intangible assets, net	$138,699	$93,372

As of September 30, 2007 and December 31, 2006, the weighted average amortization period for all of our intangible assets was 22 years and 19 years, respectively. The weighted average amortization period for our rights-of-way and easements and contracts was 25 years and 13 years, respectively, as of September 30, 2007. The weighted average amortization period for our rights-of-way and easements and contracts was 22.9 years and 13.6 years, respectively, as of December 31, 2006.

Note 4 —	Acquisitions

Acquisition of Cimmarron Gathering, L.P.

On May 1, 2007, we acquired all of the partnership interests in Cimmarron Gathering, L.P. (“Cimmarron”), a Texas limited partnership, for approximately $96.7 million in cash and securities (the “Consideration”) (the “Initial Cimmarron Acquisition”). The Consideration consisted of cash and 1,579,409 Class C units valued at approximately $54 million as described below. The cash portion of the Consideration was funded with borrowings under our Credit Facility discussed in Note 5. As a result of the Initial Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and eastern Oklahoma and in north Texas, including Cimmarron’s 70% undivided interest in the Tri-County gathering system located in north Texas (the “Tri-County System”).

Additionally, in June 2007, we acquired the remaining 30% interest in the Tri-County System for $15.3 million in cash (the “Additional Cimmarron Acquisition” and together with the Initial Cimmarron Acquisition, the “Cimmarron Acquisition”).

The following is an estimate of the purchase price for the Cimmarron Acquisition (in thousands):

Purchase price for the Cimmarron Acquisition	$110,000
Net working capital adjustments	753
Acquisition costs	1,237

Total purchase price for the Cimmarron Acquisition	$111,990

With the assistance of an independent third-party valuation firm, our management has prepared a preliminary assessment of the fair value of the property, plant and equipment and intangible assets of the Cimmarron

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition. Using the preliminary assessment, the purchase price has been allocated as presented below (in thousands). We do not anticipate any material adjustments to this preliminary purchase price allocation.

Cash and cash equivalents	$3,257
Accounts receivable	11,027
Prepayments and other current assets	393
Property, plant and equipment	63,379
Intangibles	47,560
Other assets	476
Investment in unconsolidated affiliates	77
Accounts payable	(14,179)

$111,990

All liabilities assumed were at their fair values. The fair value of intangibles is estimated to be $47,560,000, which includes $41,482,000 of rights-of-way and easements with a weighted average amortization period of 30 years and $6,078,000 of contracts with an estimated weighted average amortization period of 15 years. There were no identified intangibles which were determined to have indefinite lives. See Note 3.

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

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per unit information)

Pro Forma Earnings Data:
Revenue	$293,076	$259,128	$823,398	$726,702
Costs and expenses	$267,070	$228,293	$764,142	$655,061
Operating income	$26,006	$30,835	$59,256	$71,641
Income before extraordinary items	$19,667	$22,119	$40,530	$45,916
Net income	$19,667	$22,119	$40,530	$45,916
Basic net income per common unit:
As reported units outstanding	42,330	29,393	41,154	29,357
Pro forma units outstanding	42,725	29,788	41,285	29,488
As reported net income per unit	$0.46	$0.61	$1.00	$1.33
Pro forma net income per unit	$0.46	$0.60	$0.97	$1.26
Diluted net income per common unit:
As reported units outstanding	44,233	36,863	43,606	36,767
Pro forma units outstanding	44,233	30,958	42,482	30,854
As reported net income per unit	$0.44	$0.60	$0.96	$1.32
Pro forma net income per unit	$0.44	$0.58	$0.93	$1.21
Basic net income per subordinated unit:
As reported units outstanding	—	7,038	1,134	7,038
Pro forma units outstanding	—	7,038	1,134	7,038
As reported net income per unit	$—	$0.61	$0.49	$1.33
Pro forma net income per unit	$—	$0.60	$0.31	$1.26
Diluted net income per subordinated unit:
As reported units outstanding	—	7,038	1,134	7,038
Pro forma units outstanding	—	7,038	1,134	7,038
As reported net income per unit	$—	$0.61	$0.49	$1.33
Pro forma net income per unit	$—	$0.60	$0.31	$1.25

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt

A summary of our debt follows (in thousands):

	September 30,	December 31,
	2007	2006

Long-term debt:
Credit Facility	$134,000	$30,000
Senior Notes	225,000	225,000

Total	$359,000	$255,000

Credit Facility

Our senior secured revolving credit facility (the “Credit Facility”) is provided by Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, and was established in August 2005. In January 2007, we modified the Credit Facility to, among others things, extend its maturity date to April 15, 2012, revise the interest rate provisions and the commitment fee provisions, increase the maximum ratio of our total debt to EBITDA (as defined under the Credit Facility) permitted under the Credit Facility and eliminate (i) the limitation on our use of the proceeds of loans under the Credit Facility to make certain types of capital expenditures, (ii) the requirement that we not exceed a maximum consolidated fixed charge coverage ratio (EBITDA minus maintenance capital expenditures to consolidated fixed charges as defined under the Credit Facility) and (iii) the requirement that we not exceed a consolidated senior leverage ratio (total senior debt to EBITDA as defined under the Credit Facility). On October 19, 2007, in connection with the Cantera acquisition discussed in Note 13, we further amended our Credit Facility to increase the aggregate borrowing capacity under the Credit Facility from $200 million to $550 million, extend the maturity date of the Credit Facility to October 18, 2012 and make certain other modifications.

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

The effective average interest rate on borrowings under the Credit Facility was 6.9% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of September 30, 2007. Interest and other financing costs related to the Credit Facility totaled $4,837,000 for the nine months ended September 30, 2007. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of September 30, 2007, the unamortized portion of debt issue costs totaled $2,355,000.

Our management believes that we are in compliance with the covenants under the Credit Facility as of September 30, 2007.

Senior Notes

In February 2006, we issued an aggregate of $225 million in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”). Interest and other financing costs related to the Senior Notes totaled $14,239,000 for the nine months ended September 30, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of September 30, 2007, the unamortized portion of debt issue costs totaled $5,927,000.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007						December 31, 2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,375	$—	$46,471	$—	$—	$47,846	$1,286	$—	$38,198	$—	$—	$39,484
Accounts receivable, net	26	—	90,460	—	—	90,486	32	—	120,057	—	(52,994)	67,095
Intercompany receivable	48,719	—	(24,876)	—	(23,843)	—	24,908	—	(71,028)	—	46,120	—
Risk management assets	—	—	5,734	—	—	5,734	—	—	13,973	—	—	13,973
Prepayments and other current assets	1,162	—	2,959	—	—	4,121	44	—	3,122	—	—	3,166

Total current assets	51,282	—	120,748	—	(23,843)	148,187	26,270	—	104,322	—	(6,874)	123,718

Property, plant and equipment, net	275	—	664,777	—	—	665,052	299	—	566,628	—	—	566,927
Intangible assets, net	—	—	138,699	—	—	138,699	—	—	93,372	—	—	93,372
Investment in unconsolidated affiliates	—	—	17,982	17,982	(17,982)	17,982	—	—	19,378	19,378	(19,378)	19,378
Investment in consolidated subsidiaries	780,512	—	—	—	(780,512)	—	674,105	—	—	—	(674,105)	—
Risk management assets	—	—	16,043	—	—	16,043	—	—	23,826	—	—	23,826
Other assets, net	8,389	—	5,586	—	—	13,975	8,577	—	3,260	—	—	11,837

Total assets	$840,458	$—	$963,835	$17,982	$(822,337)	$999,938	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$66	$—	$117,842	$—	$—	$117,908	$434	$—	$130,919	$—	$(39,685)	$91,668
Intercompany payable	96	—	23,747	—	(23,843)	—	(26,291)	—	(6,520)	—	32,811	—
Notes payable	—	—	—	—	—	—	—	—	1,495	—	—	1,495
Risk management liabilities	—	—	12,498	—	—	12,498	—	—	944	—	—	944
Other current liabilities	2,759	—	11,588	—	—	14,347	6,811	—	4,804	—	—	11,615

Total current liabilities	2,921	—	165,675	—	(23,843)	144,753	(19,046)	—	131,642	—	(6,874)	105,722

Long-term debt	359,000	—	—	—	—	359,000	255,000	—	—	—	—	255,000
Deferred tax provision	898	—	—	—	—	898						—
Risk management and other noncurrent liabilities	612	—	17,648	—	—	18,260	711	—	5,039	—	—	5,750
Members’/Partners’ capital:
Common units	491,978	—	—	—	—	491,978	480,797	—	—	—	—	480,797
Class C units	54,000	—	—	—	—	54,000	—	—	—	—	—	—
Subordinated units	—	—	—	—	—	—	10,379	—	—	—	—	10,379
Paid-in capital	19,934	1	772,335	14,463	(786,799)	19,934	10,585	1	524,940	17,445	(542,386)	10,585
Accumulated (deficit) earnings	(9,053)	(1)	88,009	3,519	(91,527)	(9,053)	2,918	(1)	181,258	1,933	(183,190)	2,918
Accumulated other comprehensive loss	(79,832)	—	(79,832)	—	79,832	(79,832)	(32,093)	—	(32,093)	—	32,093	(32,093)

	477,027	—	780,512	17,982	(798,494)	477,027	472,586	—	674,105	19,378	(693,483)	472,586

Total liabilities and members’/partners’ capital	$840,458	$—	$963,835	$17,982	$(822,337)	$999,938	$709,251	$—	$810,786	$19,378	$(700,357)	$839,058

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$124,091	$—	$—	$124,091	$—	$—	$114,624	$—	$—	$114,624
Natural gas liquids sales	—	—	132,835	—	—	132,835	—	—	106,534	—	—	106,534
Transportation, compression and processing fees	—	—	3,880	—	—	3,880	—	—	3,919	—	—	3,919
Condensate and other	—	—	32,270	—	—	32,270	—	—	6,234	—	—	6,234

Total revenue	—	—	293,076	—	—	293,076	—	—	231,311	—	—	231,311

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	235,952	—	—	235,952	—	—	174,525	—	—	174,525
Transportation	—	—	1,239	—	—	1,239	—	—	814	—	—	814
Operations and maintenance	456	—	10,069	—	—	10,525	—	—	8,519	—	—	8,519
Depreciation and amortization	11	—	10,119	—	—	10,130	16	—	8,166	—	—	8,182
General and administrative	2,448	—	6,167	—	—	8,615	562	—	7,546	—	—	8,108
Taxes other than income	—	—	1,010	—	—	1,010	—	—	622	—	—	622
Equity in (earnings) loss from unconsolidated affiliates	—	—	(401)	(401)	401	(401)	—	—	(549)	(549)	549	(549)

Total costs and expenses	2,915	—	264,155	(401)	401	267,070	578	—	199,643	(549)	549	200,221

Operating (loss) income	(2,915)	—	28,921	401	(401)	26,006	(578)	—	31,668	549	(549)	31,090
Interest and other income	28	—	678	—	—	706	—	—	718	—	—	718
Interest and other financing costs	(7,011)	—	68	—	—	(6,943)	(9,597)	—	72	—	—	(9,525)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(9,898)	—	29,667	401	(401)	19,769	(10,175)	—	32,458	549	(549)	22,283
Provision for income taxes	(102)	—	—	—	—	(102)	—	—	—	—	—	—

(Loss) income before equity in earnings from consolidated subsidiaries	(10,000)	—	29,667	401	(401)	19,667	(10,175)	—	32,458	549	(549)	22,283
Equity in earnings (loss) from consolidated subsidiaries	29,667	—	—	—	(29,667)	—	32,458	—	—	—	(32,458)	—

Net income (loss)	$19,667	$—	$29,667	$401	$(30,068)	$19,667	$22,283	$—	$32,458	$549	$(33,007)	$22,283

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$375,419	$—	$—	$375,419	$—	$—	$346,430	$—	$—	$346,430
Natural gas liquids sales	—	—	336,748	—	—	336,748	—	—	277,536	—	—	277,536
Transportation, compression and processing fees	—	—	12,320	—	—	12,320	—	—	11,174	—	—	11,174
Condensate and other	—	—	61,298	—	—	61,298	—	—	19,758	—	—	19,758

Total revenue	—	—	785,785	—	—	785,785	—	—	654,898	—	—	654,898

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	641,798	—	—	641,798	—	—	512,003	—	—	512,003
Transportation	—	—	3,342	—	—	3,342	—	—	2,241	—	—	2,241
Operations and maintenance	1,264	—	27,436	—	—	28,700	—	—	23,527	—	—	23,527
Depreciation and amortization	23	—	28,403	—	—	28,426	49	—	23,608	—	—	23,657
General and administrative	7,576	—	16,255	—	—	23,831	1,399	—	18,520	—	—	19,919
Taxes other than income	—	—	2,566	—	—	2,566	—	—	1,610	—	—	1,610
Equity in earnings from unconsolidated affiliates	—	—	(2,019)	(2,019)	2,019	(2,019)	—	—	(644)	(644)	644	(644)

Total costs and expenses	8,863	—	717,781	(2,019)	2,019	726,644	1,448	—	580,865	(644)	644	582,313

Operating (loss) income	(8,863)	—	68,004	2,019	(2,019)	59,141	(1,448)	—	74,033	644	(644)	72,585
Interest and other income	201	—	1,831	—	—	2,032	—	—	1,310	—	—	1,310
Interest and other financing costs	(18,399)	—	85	—	—	(18,314)	(25,384)	—	72	—	—	(25,312)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(27,061)	—	69,920	2,019	(2,019)	42,859	(26,832)	—	75,415	644	(644)	48,583
Provision for income taxes	(1,182)	—	—	—	—	(1,182)	—	—	—	—	—	—

(Loss) income before equity in earnings from consolidated subsidiaries	(28,243)	—	69,920	2,019	(2,019)	41,677	(26,832)	—	75,415	644	(644)	48,583
Equity in earnings (loss) from consolidated subsidiaries	69,920	—	—	—	(69,920)	—	75,415	—	—	—	(75,415)	—

Net income (loss)	$41,677	$—	$69,920	$2,019	$(71,939)	$41,677	$48,583	$—	$75,415	$644	$(76,059)	$48,583

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007						2006
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(27,099)	$—	$95,437	$2,888	$(2,888)	$68,338	$(16,179)	$—	$112,806	$—	$—	$96,627

Cash Flows From Investing Activities:
Net cash (used in) provided by investing activities	(30,266)	—	(115,896)	375	29,850	(115,937)	50,374	—	(51,086)	(11,053)	(39,322)	(51,087)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	57,454	—	28,732	—	(30,225)	55,961	(34,725)	—	(51,852)	11,053	39,322	(36,202)

Net increase (decrease) in cash and cash equivalents	89	—	8,273	3,263	(3,263)	8,362	(530)	—	9,868	—	—	9,338
Cash and cash equivalents, beginning of year	1,286	—	38,198	—	—	39,484	1,167	1	24,129	—	—	25,297

Cash and cash equivalents, end of period	$1,375	$—	$46,471	$3,263	$(3,263)	$47,846	$637	$1	$33,997	$—	$—	$34,635

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions

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

As of September 30, 2007, 42,357,653 common units (excluding restricted common units) were outstanding. Our management controlled an aggregate of 4,584,082 of these common units as of September 30, 2007.

Pursuant to our limited liability company agreement, the Pre-IPO Investors agreed to reimburse us for general and administrative expenses in excess of stated levels (subject to certain limitations) for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceed certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) is limited, or capped. For the year ended December 31, 2007, the “cap” limits our general and administrative expense obligations to $1.8 million per quarter (subject to certain adjustments and exclusions). During this three-year period, the quarterly limitation on general and administrative expenses is increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeds $5.4 million. During the nine months ended September 30, 2007, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $7,169,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2006 and for the first and second quarters of 2007. Based on the level of our general and administrative expenses for the third quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amount of $2,796,000 as a reimbursement of excess general and administrative expenses for this period.

Class C Units

In connection with the Initial Cimmarron Acquisition, we delivered Class C units, a new class of equity interests, to the Sellers as part of the Consideration for Cimmarron. Pursuant to our acquisition agreement with the Sellers, we issued an aggregate of 1,579,409 Class C units to the Sellers, which represented approximately $54.0 million of the Consideration based upon the average closing price of our common units over the ten business days preceding the execution date of the acquisition agreement. The acquisition agreement provides for the automatic conversion of up to 25% of the Class C units issued at the closing to common units on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing of the Initial Cimmarron Acquisition (less any Class C units that have been released to us pursuant to the escrow arrangement described below in satisfaction of any post-closing indemnification obligations of the Sellers). Until such time as a Class C unit has converted to a common unit, such Class C unit is not entitled to receive any of the quarterly cash distributions that are made with respect to our common units. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not quoted for trading on The Nasdaq Stock Market LLC or any other securities exchange. On November 1, 2007, 394,852 of the Class C units representing 25% of the then outstanding Class C units converted to common units in accordance with the terms of the Class C units.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the closing of the Initial Cimmarron Acquisition, 453,838 Class C units otherwise issuable to the partners in Cimmarron (collectively, the “Sellers”) and representing approximately $17.5 million of the Consideration were deposited into escrow for up to one year to satisfy certain post-closing claims for indemnification by us, if any. The acquisition agreement provides that, at the six-month anniversary of the closing, no indemnity claims exist with respect to certain representations and warranties of the Sellers (including with respect to title to the Cimmarron partnership interests), the amount of Class C units held in escrow would be reduced to $5.0 million. On November 1, 2007, the six-month anniversary of the Initial Cimmarron Acquisition, we determined that no indemnity claims to be satisfied using Class C units existed. On November 2, 2007, we and the Sellers agreed to issue joint instructions to the escrow agent reducing the number of Class C units held in escrow to 133,648, representing $5.0 million.

At the closing, we entered into a registration rights agreement with the Sellers pursuant to which the Sellers will be entitled to an aggregate of one demand registration and unlimited rights to sell their units in the event we conduct a public equity offering, subject to certain limitations, (“piggyback registration rights”) with respect to the common units underlying the Class C units, in each case on the terms and conditions set forth therein.

Distributions

On January 18, 2007, our Board of Directors declared a cash distribution for the three months ended December 31, 2006 of $0.40 per unit for all outstanding common and subordinated units. The distribution, totaling $17,025,000, was paid on February 14, 2007 to holders of record at the close of business on February 1, 2007.

On April 18, 2007, our Board of Directors declared a cash distribution for the three months ended March 31, 2007 of $0.42 per unit for all outstanding common units. The distribution totaling $17,881,000 was paid on May 15, 2007 to holders of record at the close of business on May 1, 2007.

On July 18, 2007, our Board of Directors declared a cash distribution for the three months ended June 30, 2007 of $0.44 per unit for all outstanding common units. The distribution totaling $18,743,000 was paid on August 14, 2007 to holders of record at the close of business on August 1, 2007.

On October 17, 2007, our Board of Directors declared a cash distribution for the three months ended September 30, 2007 of $0.47 per unit for all outstanding common units eligible for distributions. The distribution will be paid on November 14, 2007 to holders of record of eligible outstanding common units at the close of business on November 1, 2007.

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan, or LTIP. The equity-based compensation expense relates to awards issued under our LTIP discussed in “Restricted Common Units” and “Unit Options” below. As of September 30, 2007, the number of units available for grant under our LTIP totaled 2,453,842, of which up to 829,714 units are eligible to be issued as restricted units or phantom units.

Restricted Common Units.  Restricted units are awarded under our LTIP and are common units that vest over a period of time and that during such time are subject to forfeiture. In addition, restricted units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants do not pay any consideration for the common units they receive and we receive no remuneration for the units. As of September 30, 2007, 249,036 restricted common units were outstanding.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of the units net of anticipated forfeitures is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $1,530,000 and $998,000 related to the amortization of restricted units outstanding during the nine months ended September 30, 2007 and 2006, respectively.

A summary of the restricted common unit activity for the nine months ended September 30, 2007 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	315,936	$20.84
Granted	5,500	37.17
Vested	(68,362)	19.83
Forfeited	(4,038)	21.07

Outstanding at end of period	249,036	$21.47

As of September 30, 2007, unrecognized compensation costs related to the outstanding restricted units issued under our LTIP totaled $4,264,000. The expense is expected to be recognized over a weighted average period of four years. The total fair value of restricted common units vested during the nine months ended September 30, 2007 was $2,656,000.

Phantom Units.  Phantom units are awarded under our LTIP and upon vesting, entitle the holder to receive our common units or an equivalent amount of cash, as determined by the Compensation Committee in its discretion. Generally, phantom units vest over a period of time, subject to forfeiture. In addition, phantom units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors, and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement. DERs, or distribution equivalent rights, made on phantom units may be subjected to the same vesting provisions as the phantom units. The phantom units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the units. Therefore, plan participants do not pay any cash consideration for the phantom units they receive. As of September 30, 2007, 89,170 phantom units were outstanding. No phantom units had been awarded under our LTIP prior to June 12, 2007.

The aggregate intrinsic value of the phantom units net of anticipated forfeitures is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $191,000 related to the amortization of phantom units outstanding during the nine months ended September 30, 2007.

A summary of the phantom unit activity for the nine months ended September 30, 2007 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	—	$—
Granted	89,715	41.38
Vested	—	—
Forfeited	(545)	41.81

Outstanding at end of period	89,170	$41.38

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, unrecognized compensation costs related to the outstanding phantom units issued under our LTIP totaled $3,146,000. The expense is expected to be recognized over a weighted average period of five years.

Unit Options.  Unit options are granted under our LTIP and entitle the holder to purchase our common units at an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options become exercisable over a period determined by our Compensation Committee. In addition, unit options become exercisable upon a change in control, unless provided otherwise by our Compensation Committee and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement.

During the nine months ended September 30, 2007, we granted 263,700 options to purchase an equal number of common units at an average exercise price of $38.17 per unit to certain employees. 119,000 of these unit options were issued to employees of Cimmarron in connection with the Initial Cimmarron Acquisition discussed in Note 4. During the nine months ended September 30, 2006, we granted 148,745 options to purchase an equal number of common units at an average exercise price of $23.13 per unit to certain employees. These unit options vest in five equal annual installments commencing with the first anniversary of the grant date or earlier upon a change of control, or as otherwise approved by our Compensation Committee and reflected in the award agreement. These outstanding options have a contractual life of ten years from date of grant. All options granted during the nine months ended September 30, 2007 had an exercise price equal to the market value of the underlying common unit on the date of grant. We recognized non-cash compensation expense of $459,000 and $317,000 related to unit options net of anticipated forfeitures for the nine months ended September 30, 2007 and 2006, respectively.

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

	Nine Months Ended September 30,
	2007	2006

Weighted average exercise price	$38.17	$23.13
Expected volatility	20.57%-21.50%	21.45%-22.5%
Distribution yield	6.00%-6.05%	5.97%-6.02%
Risk-free interest rate	4.32%-5.11%	4.33%-5.14%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$4.55	$3.06
Total intrinsic value of options exercised	$1,315,000	$162,000

As of September 30, 2007, unrecognized compensation costs related to outstanding options issued under our LTIP totaled $2,486,000. The expense is expected to be recognized over a weighted average period of approximately five years.

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

Basic and diluted net income per unit are calculated as follows (in thousands, except per unit information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available — basic	$19,677	$22,283	$41,677	$48,583
Less net income attributable to subordinated unitholders	—	(4,305)	(553)	(9,395)

Net income — basic	19,677	17,978	41,124	39,188
Net income attributable to subordinated unitholders	—	4,305	553	9,395

Net income available — diluted(1)	$19,677	$22,283	$41,677	$48,583

Basic weighted average units	42,330	29,393	41,154	29,357
Dilutive weighted average units(1)	44,233	36,863	43,606	36,767
Basic net income per unit	$0.46	$0.61	$1.00	$1.33

Diluted net income per unit(1)	$0.44	$0.60	$0.96	$1.32

(1)	Potentially dilutive (i) restricted and phantom units, (ii) employee unit options and (iii) Class C units totaled 166,110, 611,086 and 1,125,571, respectively, during the three months ended September 30, 2007. Potentially dilutive restricted units and employee unit options totaled 101,149 and 330,153, respectively, during the three months ended September 30, 2006. Potentially dilutive (i) restricted and phantom units, (ii) employee unit options and (iii) Class C units totaled 117,892, 568,781 and 630,814, respectively, during the nine months ended September 30, 2007. Potentially dilutive restricted units and employee unit options totaled 103,934 and 268,135, respectively, during the nine months ended September 30, 2006.

Note 8 —	Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement, as amended, with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended September 30, 2007 and 2006, we reimbursed Copano Operations $866,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $835,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the nine months ended September 30, 2007 and 2006, we reimbursed Copano Operations $2,354,000 and $2,475,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of September 30, 2007, our payable to Copano Operations was $76,000 and is included in accounts payable on our consolidated balance sheets.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts recorded in our consolidated financial statements for each of the nine months ended September 30, 2007 and 2006.

Natural Gas Transactions and Other

The following table summarizes transactions between us and affiliated entities of Mr. Eckel, Webb Duval and Southern Dome (in thousands):

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Affiliates of Mr. Eckel:
Natural gas sales(1)	$—	$35	$25	$83
Gathering and compression services(2)	7	8	24	26
Natural gas purchases(3)	580	420	1,706	1,477
Webb/Duval:
Natural gas sales(1)	—	—	—	604
Natural gas purchases(3)	390	1,329	505	1,278
Transportation costs(4)	94	91	264	281
Southern Dome:
Natural gas liquid sales(5)	109	—	147	—
Condensate sales(6)	86	—	107	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Costs included in transportation on our consolidated statements of operations.

(5)	Revenues included in natural gas liquid sales on our consolidated statements of operations.

(6)	Revenues included in condensate and other on our consolidated statements of operations.

Additionally, affiliated companies of Mr. Eckel reimbursed us $3,000 and $43,000 for the three and nine months ended September 30, 2006, respectively, in gas lift costs which are reflected as a reduction of operations and maintenance expense on our consolidated statements of operations. As of September 30, 2007, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $152,000 which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we charged Webb Duval administrative fees of $53,000 and $48,000 for the three months ended September 30, 2007 and 2006, respectively, and $157,000 and $144,000 for the nine months ended

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007 and 2006, respectively. Well connection fees paid to Webb Duval totaled $67,000 for the nine months ended September 30, 2006. As of September 30, 2007, our payable to Webb Duval totaled $187,000 which is included in accounts payable on our consolidated balance sheets.

We receive a management fee of $250,000 per year from Southern Dome, which along with any reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended September 30, 2007, Southern Dome paid us $63,000 in management fees and $107,000 in other reimbursable costs. For the three months ended September 30, 2006, Southern Dome paid us $63,000 in management fees and $38,000 in other reimbursable costs. For the nine months ended September 30, 2007, Southern Dome paid us $188,000 in management fees and $245,000 in other reimbursable costs. For the nine months ended September 30, 2006, Southern Dome paid us $188,000 in management fees and $288,000 in other reimbursable costs. As of September 30, 2007, our receivable from Southern Dome totaled $592,000 and is included in accounts receivable on our consolidated balance sheets.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 9 — Commitments and Contingencies

Commitments

For the three months ended September 30, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $908,000 and $877,000, respectively. For the nine months ended September 30, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,909,000 and $2,467,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. At September 30, 2007, we had fixed contractual commitments to purchase 1,038,500 million British thermal units (“MMBtu”) of natural gas in October 2007. As of September 30, 2007, we had fixed contractual commitments to sell 2,650,500 MMBtu of natural gas in October 2007. All of these contracts are based on index-related market pricing. Using index-related market prices as of September 30, 2007, total commitments to purchase natural gas related to such agreements equaled $6,377,000 and the total commitment to sell natural gas under such agreements equaled $16,198,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During September 2007, natural gas volumes purchased under such contracts equaled 9,743,645 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During September 2007, natural gas volumes sold under such contracts equaled 4,895,835 MMBtu.

Guarantees

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation or subsidiary lease commitments. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of September 30, 2007, the amount of parental guaranteed obligations totaled approximately $1,700,000, all of which were related to our commodity purchases.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position.

Litigation

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any legal proceedings that are material to us. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject, that would have a significant adverse effect on our financial position or results of operations.

As a result of our Cantera Acquisition in October 2007, we became a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMS Field Services, Inc. (“CMSFS”) (now Cantera Natural Gas, LLC) and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred prior to the acquisition of CMSFS by Cantera Resources, Inc. in June 2003 (the “CMS Acquisition”). Pursuant to the acquisition agreement executed in connection with the CMS Acquisition, CMS Gas Transmission Company (“CMS”) has assumed responsibility for the defense of these claims, and we are fully indemnified by CMS against any losses that we may suffer as a result of these claims.

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Nine Months
	Ended
	September 30,
	2007	2006
	(In thousands)

Cash payments for interest, net of $676,000 and $465,000 capitalized in 2007 and 2006, respectively	$21,478	$24,535
Cash payments for federal and state income taxes	$—	$—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of September 30, 2007 and 2006 of $778,000 and $3,373,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 11 —	Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy, as amended, which allows our management to purchase crude oil and NGLs puts and swaps and certain natural gas put or call options in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Financial instruments that we acquire pursuant to our risk

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management policy are generally designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. Changes in the fair value over time are generally recorded to other comprehensive income, or OCI. Gains or losses are recorded to our consolidated statements of operations as forecasted transactions are realized and for ineffectiveness of the hedging relationship, if any.

In the second quarter of 2007, we purchased additional put options and entered into additional swap agreements for ethane, propane, isobutane, normal butane and natural gasoline and also purchased put options for West Texas Intermediate crude oil, which are settled monthly beginning in July 2007 and ending December 2011. These derivatives are intended to hedge the risk of extreme adverse price fluctuations with respect to our production of the commodities hedged. During the nine months ended September 30, 2007, we recorded unrealized mark-to-market losses of $2,593,000 and unrealized losses of $69,000 related to ineffectiveness on these instruments.

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

In September 2007, we entered into a new interest rate swap agreement with a notional amount of $40 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under this agreement, we pay the counterparty the fixed interest rate of approximately 4.77% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. The interest rate swap covers the period from October 2007 through October 2011 and the settlement amounts will be recognized as either an increase or decrease in interest expense.

For the nine months ended September 30, 2007, we recognized mark-to-market losses and minimal ineffectiveness on the interest rate swaps totaling $124,000. As of September 30, 2007, the fair value of these financial instruments was a liability of $48,000.

Note 12 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. As of September 30, 2007, our operations are divided into the following four business segments for both internal and external reporting and analysis: (i) Mid-Continent Operations, (ii) Texas Gulf Coast Pipelines, (iii) Texas Gulf Coast Processing and (iv) Corporate, which engages in risk management and other corporate activities. Currently, we analyze and report the results of operations from the Cimmarron Acquisition in our Mid-Continent Operations segment; however, this determination is preliminary and may change at a later date as we continue to integrate the Cimmarron Acquisition into our current operations. Our chief operating decision maker is our Chairman and Chief Executive Officer. We evaluate segment performance based on segment gross margin before depreciation and amortization. As of September 30, 2007, all of our revenue is derived from, and all of our assets and operations are located in, Oklahoma and Texas. Transactions between reportable segments are conducted on an arm’s length basis.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Mid-	Texas Gulf	Texas Gulf
	Continent	Coast	Coast
	Operations	Pipelines	Processing	Corporate		Eliminations	Total

Three Months Ended September 30, 2007:
Sales to external customers	$163,814	$55,245	$80,014	$(5,997	)(a)	$—	$293,076
Intersegment sales	—	38,949	1,495	—		(40,444)	—
Interest expense and other financing costs	—	—	—	6,943		—	6,943
Depreciation and amortization	7,369	1,908	643	210		—	10,130
Equity in earnings from unconsolidated affiliates	(248)	(153)	—	—		—	(401)
Net income (loss)	15,849	4,283	15,388	(15,853)		—	19,667
Three Months Ended September 30, 2006:
Sales to external customers	$112,746	$56,708	$62,191	$(334	)(a)	$—	$231,311
Intersegment sales	—	39,889	6,261	—		(46,150)	—
Interest expense and other financing costs	—	—	—	9,525		—	9,525
Depreciation and amortization	5,850	1,594	632	106		—	8,182
Equity in earnings from unconsolidated affiliates	(56)	(493)	—	—		—	(549)
Net income (loss)	16,857	6,256	13,031	(13,861)		—	22,283
Nine Months Ended September 30, 2007:
Sales to external customers	$417,925	$174,186	$208,532	$(14,857	)(a)	$—	$785,786
Intersegment sales	—	121,218	5,017	—		(126,235)	—
Interest expense and other financing costs	—	—	—	18,314		—	18,314
Depreciation and amortization	19,944	5,736	2,146	600		—	28,426
Equity in earnings from unconsolidated affiliates	(775)	(1,244)	—	—		—	(2,019)
Net income (loss)	40,930	11,035	32,361	(42,649)		—	41,677
Segment assets	741,866	161,154	113,880	6,881		(23,843)	999,938
Nine Months Ended September 30, 2006:
Sales to external customers	$310,896	$178,637	$165,040	$325	(a)	$—	$654,898
Intersegment sales	—	129,137	28,095	—		(157,232)	—
Interest expense and other financing costs	—	1	—	25,311		—	25,312
Depreciation and amortization	17,114	4,364	1,830	349		—	23,657
Equity in loss (earnings) from unconsolidated affiliates	119	(763)	—	—		—	(644)
Net income (loss)	38,961	14,048	28,593	(33,019)		—	48,583

(a)	Represents the results of our risk management activities. See Note 11.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Subsequent Events

Closing of Cantera Acquisition

On October 19, 2007, Copano, through its wholly owned subsidiary, Copano Energy/Rocky Mountains, L.L.C. (“Copano Rocky Mountains”), completed the acquisition of all of the membership interests of Cantera pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Rocky Mountains and Cantera Resources Holdings LLC (the“Cantera Acquisition”).

The purchase price for Cantera consisted of $612.6 million in cash (including $50.1 million of estimated net working capital and other closing adjustments) and 3,245,817 Copano Class D units issued to the seller. Copano funded the cash portion of the purchase price through a private placement of $335 million in Copano equity securities pursuant to a Class E and Common Unit Purchase Agreement, dated August 31, 2007, among Copano and a group of accredited investors (the “Unit Purchase Agreement”), and borrowings under the Credit Facility discussed below.

Cantera’s assets consist primarily of 51.0% and 37.04% managing member interests, respectively, in Bighorn Gas Gathering, LLC (“Bighorn”) and Fort Union Gas Gathering, LLC (“Fort Union”). Bighorn and Fort Union operate natural gas pipeline systems in Wyoming’s Powder River Basin. The Bighorn system delivers natural gas into the Fort Union system.

Copano Class D Units

On October 19, 2007, Copano issued 3,245,817 Class D Units to the seller of Cantera in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Class D Units represent a new class of Copano units and are convertible into Copano common units on a one-for-one basis upon the earlier of (a) payment of Copano’s common unit distribution with respect to the fourth quarter of 2009, or (b) payment by Copano of $6.00 in cumulative distributions per unit (beginning with Copano’s distribution with respect to the fourth quarter of 2007) to its common unitholders.

Until they convert into common units, the Class D Units will not be entitled to receive cash distributions. The Class D Units will otherwise have the same terms and conditions as the Copano common units, including with respect to voting rights. No vote of Copano’s common unitholders will be required to convert the Class D Units to Copano common units.

Copano Class E Units and Common Units

Pursuant to the Unit Purchase Agreement, Copano issued and sold 5,598,836 Class E Units and 4,533,324 common units to accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act, for aggregate net proceeds of $335 million used to fund a portion of the cash consideration paid in connection with the Cantera Acquisition. The Class E Units represent a new class of Copano units that have no voting rights other than as required by law, are subordinate to Copano’s common units on dissolution and liquidation and have no distribution rights until Copano’s distribution with respect to the fourth quarter of 2008, when the Class E Units will become entitled to a special quarterly distribution equal to 110% of the quarterly common unit distribution. The Class E Units will convert into common units upon Copano’s payment of its distribution to common unitholders with respect to the third quarter of 2008, if the conversion terms of the Class E Units are approved by the requisite vote of Copano’s unitholders. Copano has agreed to hold a special meeting of its unitholders to consider this proposal as soon as feasible following October 19, 2007 but in no event later than 180 days thereafter.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Registration Rights

Pursuant to the Cantera Purchase Agreement, Copano and the Cantera seller entered into a registration rights agreement, dated October 19, 2007, under which Copano is obligated to file a shelf registration statement relating to resales of Copano common units issued upon conversion of the Class D Units within 60 days after the Class D Units convert to common units. The agreement also provides for unlimited piggyback registration rights after the conversion.

Pursuant to the Unit Purchase Agreement, Copano and the Class E Unit and common unit purchasers also entered into a registration rights agreement on October 19, 2007, under which Copano is obligated to file a shelf registration statement relating to resales of Copano common units (including common units that will be issued upon conversion of the Class E Units) within 60 days after October 19, 2007. The agreement also provides for unlimited piggyback registration rights.

Amended Credit Facility

On October 19, 2007, in connection with the Cantera Acquisition, we amended our Credit Facility and borrowed $300 million to fund the remaining portion of the cash consideration paid in connection with the Cantera Acquisition. This amendment to the Credit Facility, among other things:

•	increased the aggregate borrowing capacity under the Credit Facility from $200 million to $550 million,

•	extended the maturity date of the Credit Facility to October 18, 2012,

•	reduced the commitment fee rates applicable at certain Consolidated Leverage Ratios (as defined in the Credit Facility) as set forth below:

Consolidated Leverage Ratio	Commitment Fee

≥4.00:1 but <4.50:1	0.30%
≥3.50:1 but <4.00:1	0.25%

•	revised the interest rate provisions to provide for applicable rates ranging from 1.25% to 2.50% for rates determined using LIBOR, and from 0.25% to 1.50% for rates determined using the Base Rate (as defined in the Credit Facility). The applicable rates are dependent on Consolidated Leverage Ratios ranging from 3.00:1 to 5.00:1;

•	revised covenants under the Credit Facility to accommodate Copano’s obligations as managing member of each of Bighorn and Fort Union, and to accommodate previously existing obligations of each entity;

•	provided for swing line borrowings in addition to committed borrowings, and provides for LIBOR-based determination of interest on swing line borrowings;

•	revised the minimum consolidated interest coverage ratio to 2.0:1; and

•	increased the sublimit for the issuance of standby letters of credit to $50 million.

Copano and its wholly owned subsidiaries (including wholly owned subsidiaries newly formed or acquired after January 12, 2007) have pledged substantially all of their assets (except for certain equity interests held by Cantera and Cimmarron) to secure Copano’s obligations under the amended Credit Facility. Our less-than-wholly owned subsidiaries did not pledge their assets.

Interest Rate Swaps

In October 2007, we entered into two additional interest rate swap agreements with an aggregate notional amount of $70 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 4.7% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. The interest rate swap covers the period from October 2007 through October 2012 and the settlement amounts will be recognized as either an increase or decrease in interest expense.

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

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992 and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own and operate natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in Oklahoma and Texas, and, as a result of the Cantera Acquisition in October 2007, in Wyoming and Louisiana.

We manage our business and analyze and report our results of operations on a segment basis. As of September 30, 2007, our operations included four business segments, Mid-Continent Operations, Texas Gulf Coast Pipelines, Texas Gulf Coast Processing and Corporate. Following the Cantera Acquisition, which expanded Copano’s geographic footprint into the Powder River Basin of the Rocky Mountains as discussed in Note 13 to the unaudited consolidated financial statements, we expect to manage our acquired operations in Wyoming as the “Rocky Mountains Operations” business segment.

•	Mid-Continent Operations is a provider of natural gas midstream services in Oklahoma and in north Texas, including natural gas gathering and related compression and dehydration services, natural gas processing and crude oil gathering. Our Mid-Continent Operations includes the results from the Cimmarron Acquisition for the period from May 1, 2007 through September 30, 2007. For the three months ended September 30, 2007 and 2006, this segment generated approximately 56% and 50%, respectively, of our total segment gross margin. For the nine months ended September 30, 2007 and 2006, this segment generated approximately 57% and 51%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Pipelines owns networks of natural gas gathering and intrastate pipelines in the Texas Gulf Coast region and is engaged in the gathering and intrastate transmission of natural gas. Within this segment, we also provide certain related services including compression, dehydration and marketing of natural gas. For the three months ended September 30, 2007 and 2006, this segment generated approximately 20% and 20%, respectively, of our total segment gross margin. For the nine months ended September 30, 2007 and 2006, this segment generated approximately 22% and 21%, respectively, of our total segment gross margin.

•	Texas Gulf Coast Processing is engaged in natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central Processing Plant, Sheridan NGL Pipeline and, beginning in late 2007, our Brenham NGL Pipeline. Our natural gas processing plant is the second largest in the Texas Gulf Coast region and the third largest in Texas in terms of throughput capacity. Our plant is located approximately 100 miles southwest of Houston, Texas. For the three months ended September 30, 2007 and 2006, this segment generated approximately 35% and 30%, respectively, of our total segment gross margin. For the nine months ended September 30, 2007 and 2006, this segment generated approximately 31% and 28%, respectively, of our total segment gross margin.

•	Corporate engages in risk management and other corporate activities. For the three months ended September 30, 2007 and 2006, this segment generated approximately (11)% and 0%, respectively, of our total segment gross margin. For the nine months ended September 30, 2007 and 2006, this segment generated approximately (10)% and 0%, respectively, of our total segment gross margin.

Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

Our total segment gross margins are determined primarily by four interrelated variables: (1) the volume of natural gas gathered or transported through our pipelines, (2) the volume and NGL content of natural gas processed, conditioned or treated at our processing plants or, on our behalf, at third-party processing plants, (3) the level and relationship of natural gas and NGL prices and (4) our current contract portfolio. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon prices and market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

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

To isolate and consistently track changes in commodity price relationships and their impact on our Texas Gulf Coast Processing segment’s results, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas Gulf Coast Processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.54 per gallon during the third quarter of 2007 compared to $0.41 per gallon during the third quarter of 2006. Our standardized processing margins averaged $0.36 per gallon during the nine months ended September 30, 2007 compared to $0.28 per gallon during the nine months ended September 30, 2006. The average standardized processing margin for the period from 1989 through September 30, 2007 is $0.11 per gallon.

Operations and Maintenance Expenses.  Operations and maintenance expenses are costs associated with the operations of a specific asset. Direct labor, insurance, ad valorem taxes, repair and maintenance, utilities and contract services comprise the most significant portion of operations and maintenance expenses. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses are incurred through Copano Operations which is controlled by Mr. Eckel. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs.

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

During this three-year period, the quarterly limitation on general and administrative expenses will be increased by 10% of the amount by which EBITDA (as defined below) for any quarter exceeds $5.4 million. Additionally, the cap may be extended beyond its initial three-year term at the same or a higher level by the affirmative vote of at least

95% of 11,114,756 common units held by our Pre-IPO Investors or certain of their assignees, voting together as a single class. We believe that an extension of the cap is unlikely; however, such determination will be made in the sole discretion of our Pre-IPO Investors. This cap on general and administrative expenses excludes non-cash expenses as well as expenses we may incur in connection with potential acquisitions and capital improvements.

Pursuant to our limited liability company agreement, the reimbursement obligations of our Pre-IPO Investors are limited solely to the amount of the distributions attributable to the 11,114,756 common and subordinated units owned by the Pre-IPO Investors immediately prior to our IPO (the “Pre-IPO Units”). As a result of the conversion of our subordinated units to common units on a one-for-one basis effective February 14, 2007, these quarterly obligations will not exceed the amount of distributions we pay on 11,114,756 common units for the quarter for which the obligations are incurred. In order to facilitate the payment of any reimbursement obligation, our limited liability company agreement provides that we may deposit any distributions that are required to cover the obligation and are otherwise payable to our Pre-IPO Investors, directly in the Pre-IPO Investors’ escrow accounts. Also, to the extent that any of our Pre-IPO Investors sell Pre-IPO Units, the buyer must assume the related reimbursement obligations or the selling Pre-IPO Investor must deposit certain funds in its escrow account to secure the payment of any future reimbursement obligation with respect to the units transferred. During the nine months ended September 30, 2007, Pre-IPO Investors made capital contributions to us in the aggregate amounts of $7.2 million as reimbursement of excess general and administrative expenses for the fourth quarter of 2006 and the first and second quarters of 2007. Based on the level of our general and administrative expenses for the third quarter of 2007, our Pre-IPO Investors will be obligated to make capital contributions to us in the aggregate amounts of $2.8 million as reimbursement of excess general and administrative expenses for this period.

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

Flow and Transaction Monitoring Systems.  We utilize automated systems that track commercial and operational activity on each of our pipelines and monitor the flow of natural gas on our pipelines. For our Mid-Continent Operations, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. In our Texas Gulf Coast Pipelines operations, we utilize software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize an automated Supervisory Control and Data Acquisition (SCADA) system, which assists our management in monitoring and operating our Texas Gulf Coast Pipelines segment. The SCADA system allows us to monitor our assets at remote locations and respond to changes in pipeline operating conditions from our Houston office.

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

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas and Oklahoma and in New Mexico and the Rocky Mountains region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital will be favorable because unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through funds generated from our operations, borrowings under credit facilities and the issuance of additional debt or equity as appropriate given market conditions. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

Acquisition Analysis.  In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, condition of the assets, strategic fit of the assets in relation to our business strategy, expertise required to manage the assets, capital required to integrate and maintain the assets and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various case scenarios, comparative market parameters and the additive earnings and cash flow capabilities of the assets.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 as updated by our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Total segment gross margin(1)	$55,885	$55,972	$140,645	$140,654
Operations and maintenance expenses	10,525	8,519	28,700	23,527
Depreciation and amortization	10,130	8,182	28,426	23,657
General and administrative expenses	8,615	8,108	23,831	19,919
Taxes other than income	1,010	622	2,566	1,610
Equity in (earnings) loss from unconsolidated affiliates	(401)	(549)	(2,019)	(644)

Operating income	26,006	31,090	59,141	72,585
Interest and other financing costs, net	(6,237)	(8,807)	(16,282)	(24,002)
Provision for income taxes	(102)	—	(1,182)	—

Net income	$19,667	$22,283	$41,677	$48,583

Segment gross margin:
Mid-Continent Operations	$31,230	$27,869	$80,518	$72,036
Texas Gulf Coast Pipelines(2)	11,215	11,503	30,699	29,387
Texas Gulf Coast Processing	19,437	16,934	44,285	38,906
Corporate(3)	(5,997)	(334)	(14,857)	325

Total segment gross margin(1)	$55,885	$55,972	$140,645	$140,654

Segment gross margin per unit:
Mid-Continent Operations:(4)
Pipeline throughput ($/MMBtu)(4)	$1.49	$1.64	$1.42	$1.51
Plant Inlet throughput ($/MMBtu)(4)	$2.04	$2.30	$1.95	$2.15
NGLs produced ($/Bbl)(4)	$21.14	$23.82	$20.41	$22.99
Texas Gulf Coast Pipelines ($/MMBtu)(2)	$0.44	$0.48	$0.41	$0.44
Texas Gulf Coast Processing:
Inlet throughput ($/MMBtu)(5)	$0.41	$0.35	$0.29	$0.28
NGLs produced ($/Bbl)(5)	$12.88	$12.54	$9.91	$9.86
Volumes:
Mid-Continent Operations(4)
Pipeline throughput (MMBtu/d)(4)	227,099	184,247	207,572	174,772
Plant Inlet throughput (MMBtu/d)(4)	166,175	131,501	151,131	122,628
NGLs produced (Bbls/d)(4)	16,058	12,717	14,452	11,475
Texas Gulf Coast Pipelines — throughput (MMBtu/d)(2)	277,083	262,986	277,477	246,212
Texas Gulf Coast Processing:
Inlet throughput (MMBtu/d)	520,341	531,069	551,260	513,567
NGLs produced (Bbls/d)	16,402	14,673	16,364	14,446
Capital Expenditures:
Maintenance capital expenditures	$2,735	$3,394	$7,198	$7,320
Expansion capital expenditures	15,806	19,232	163,976	35,630

Total capital expenditures	$18,541	$22,626	$171,174	$42,950

Operations and maintenance expenses:
Mid-Continent Operations	$6,287	$4,466	$15,801	$12,382
Texas Gulf Coast Pipelines	2,086	1,634	6,503	5,163
Texas Gulf Coast Processing	2,152	2,419	6,396	5,982

Total operations and maintenance expenses	$10,525	$8,519	$28,700	$23,527

(1)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

(2)	Excludes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval were 86,881 MMBtu/d and 118,765 MMBtu/d, net of intercompany volumes, for the three months ended

September 30, 2007 and 2006, respectively. Gross volumes transported by Webb Duval were 99,212 MMBtu/d and 116,429 MMBtu/d, net of intercompany volumes, for the nine months ended September 30, 2007 and 2006, respectively.

(3)	The Corporate segment gross margin includes results attributable to Copano’s commodity risk management activities.

(4)	Segment gross margin per unit amounts for the Mid-Continent Operations are calculated as the segment gross margin divided by the pipeline throughput, inlet throughput or NGLs produced, as appropriate. Plant inlet throughput and NGLs produced represent total volumes processed and produced by the Mid-Continent Operations segment at all plants, including plants owned by the Mid-Continent Operations segment and plants owned by third parties. For the three months ended September 30, 2007, plant inlet throughput averaged 97,013 MMBtu/d and NGLs produced averaged 10,110 barrels per day for plants owned by the Mid-Continent Operations segment. For the three months ended September 30, 2006, plant inlet throughput averaged 86,848 MMBtu/d and NGLs produced averaged 8,672 barrels per day for plants owned by the Mid-Continent Operations segment. For the nine months ended September 30, 2007, plant inlet throughput averaged 90,476 MMBtu/d and NGLs produced averaged 9,210 barrels per day for plants owned by the Mid-Continent Operations segment. For the nine months ended September 30, 2006, plant inlet throughput averaged 80,140 MMBtu/d and NGLs produced averaged 7,746 barrels per day for plants owned by the Mid-Continent Operations segment.

(5)	Represents the total processing segment gross margin divided by the total inlet throughput or NGLs produced, as appropriate.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Mid-Continent Operations Segment Gross Margin.  Mid-Continent Operations segment gross margin was $31.2 million for the three months ended September 30, 2007, which included $2.9 million related to Cimmarron (acquired May 1, 2007) compared to $27.9 million for the three months ended September 30, 2006, an increase of $3.3 million, or 12%. The increase in segment gross margin resulted primarily from a 26% increase in NGLs produced, a 26% increase in plant inlet throughput, a 23% increase in pipeline throughput offset by a reduced unit margins as a result of lower natural gas prices. The Cimmarron Acquisition accounted for 53% of the increase in NGLs produced, 61% of the increase in plant inlet throughput and 54% of the increase pipeline throughput for this segment. NGLs produced at the Paden Processing Plant increased 21% during the third quarter of 2007 as compared to the same period in 2006. Cimmarron’s throughput on its crude oil system averaged 3,574 barrels per day for three months ended September 30, 2007. During the third quarter of 2007, the CenterPoint East natural gas index price averaged $5.50 per MMBtu compared to $5.96 per MMBtu during the third quarter of 2006, a decrease of $0.46, or 8%.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $11.2 million for the three months ended September 30, 2007 compared to $11.5 million for the three months ended September 30, 2006, a decrease of $0.3 million, or 3%. The decrease was primarily attributable to lower unit margins during the third quarter of 2007 partially offset by a 5% increase in pipeline throughput volumes during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. During the third quarter of 2007, the Houston Ship Channel, or HSC, natural gas index price averaged $5.89 per MMBtu compared to $6.14 per MMBtu during the third quarter of 2006, a decrease of $0.25, or 4%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $19.4 million for the three months ended September 30, 2007 compared to $16.9 million for the three months ended September 30, 2006, an increase of $2.5 million, or 15%. For the three months ended September 30, 2007, we experienced an increase of $3.4 million in our processing segment gross margin primarily as a result of increased NGL margins and output at our Houston Central Processing Plant offset by an increase of $0.9 million in upgrade payments to natural gas suppliers, including our Texas Gulf Coast Pipelines segment, during the third quarter of 2007 as compared to the third quarter of 2006. Conditioning fee revenue was effectively flat quarter over quarter. For a discussion of the commodity price environment affecting our Texas Gulf Coast Processing segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Corporate Segment Gross Margin.  The corporate segment includes our commodity risk management activities. Gross margin for this segment was a loss of $6.0 million for the three months ended September 30, 2007 compared to a loss of $0.3 million for the three months ended September 30, 2006. The corporate segment gross margin loss for the three months ended September 30, 2007 is comprised of (i) $5.7 million of non-cash amortization expense related to purchased commodity derivatives and (ii) $0.8 million of unrealized losses related to mark-to-market changes and ineffective portions of the hedges offset by $0.5 million of cash settlements on expired commodity derivatives. The corporate segment gross margin loss for the three months ended September 30, 2006 consisted of $2.4 million of cash settlements on expired commodity derivatives offset by $2.7 million of non-cash amortization expense related to purchased commodity derivatives.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $10.5 million for the three months ended September 30, 2007 compared to $8.5 million for the three months ended September 30, 2006. The increase of $2.0 million, or 24%, is primarily attributable to (i) $1.3 million of expenses incurred by Cimmarron, which was acquired on May 1, 2007, (ii) increased labor, compression, insurance, materials and supplies and repair expenses in our Mid-Continent Operations segment of $0.5 million, (iii) increased labor, measurement and repair and maintenance expenses of $0.4 million in our Texas Gulf Coast Pipelines segment offset by (iv) decreased repair and maintenance expenses of $0.2 million in our Texas Gulf Coast Processing segment.

Depreciation and Amortization.  Depreciation and amortization totaled $10.1 million for the three months ended September 30, 2007 compared with $8.2 million for the three months ended September 30, 2006, an increase of $1.9 million, or 23%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2006, including the Cimmarron Acquisition on May 1, 2007.

General and Administrative Expenses.  General and administrative expenses totaled $8.6 million for the three months ended September 30, 2007 compared with $8.1 million for the three months ended September 30, 2006, an increase of $0.5 million, or 6%. The increase primarily relates to (i) expenses related to additional personnel, consultants and compensation adjustments of $1.1 million, (ii) expenses incurred by our Mid-Continent Operations segment of $0.9 million including expenses related to Cimmarron, acquired May 1, 2007, of $0.4 million and (iii) non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.1 million offset by a decrease of $1.6 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $6.9 million for the three months ended September 30, 2007 compared with $9.5 million for the three months ended September 30, 2006, a decrease of $2.6 million, or 27%. Interest expense related to our Credit Facility totaled $2.0 million (net of $0.2 million of capitalized interest and settlements under our interest rate swaps) and $2.8 million (net of $0.2 million of capitalized interest and settlements under our interest rate swaps) for the three months ended September 30, 2007 and 2006, respectively. Interest on our Senior Notes totaled $4.6 million for each of the three months ended September 30, 2007 and 2006. Amortization of debt issue costs totaled $0.3 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively. Amortization of debt issue costs for the three months ended September 30, 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Average borrowings under our credit arrangements were $354.7 million and $100 million with average interest rates of 7.9% and 7.3% for the third quarter of 2007 and 2006, respectively. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Mid-Continent Operations Segment Gross Margin.  Mid-Continent Operations segment gross margin was $80.5 million for the nine months ended September 30, 2007, which included $4.8 million related to Cimmarron (acquired May 1, 2007) compared to $72.0 million for the nine months ended September 30, 2006, an increase of $8.5 million, or 12%. The increase in segment gross margin resulted primarily from a 26% increase in NGLs produced, a 23% increase in plant inlet throughput and a 19% increase in pipeline throughput offset by reduced unit margins as a result of lower natural gas prices. The Cimmarron Acquisition accounted for 32% of the increase in

NGLs produced, 41% of the increase in plant inlet throughput and 38% of the increase pipeline throughput for this segment. NGLs produced at the Paden Processing Plant increased 25% during the first nine months of 2007 as compared to the same period in 2006. Cimmarron’s throughput on its crude oil system averaged 3,582 barrels per day for the period from May 1, 2007 through September 30, 2007. During the nine months ended September 30, 2007, the CenterPoint East natural gas index price averaged $6.11 per MMBtu compared to $6.33 per MMBtu during the nine months ended September 30, 2006, a decrease of $0.22, or 3%.

Texas Gulf Coast Pipelines Segment Gross Margin.  Texas Gulf Coast Pipelines segment gross margin was $30.7 million for the nine months ended September 30, 2007 compared to $29.4 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 4%. The increase was primarily attributable to increased throughput offset by lower natural gas prices during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, which resulted in a decrease in margins associated with our index price-related gas purchase and transportation arrangements. During the nine months ended September 30, 2007, the HSC natural gas index price averaged $6.56 per MMBtu compared to $6.71 per MMBtu during the nine months ended September 30, 2006, a decrease of $0.15, or 2%.

Texas Gulf Coast Processing Segment Gross Margin.  Texas Gulf Coast Processing segment gross margin was $44.3 million for the nine months ended September 30, 2007 compared to $38.9 million for the nine months ended September 30, 2006, an increase of $5.4 million, or 14%. For the nine months ended September 30, 2007, we experienced improvements of $6.5 million in our processing segment gross margin primarily as a result of increased NGL margins and output at our Houston Central Processing Plant. This improvement in our processing segment gross margin was offset by (i) an increase of $0.8 million in upgrade payments to natural gas suppliers, including our Texas Gulf Coast Pipelines segment, during the nine months ended September 30, 2007 as compared to the same period in 2006 and (ii) decreased conditioning fee revenue of $0.3 million. For a discussion of the commodity price environment affecting our Texas Gulf Coast Processing segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Corporate Segment Gross Margin.  The corporate segment includes our commodity risk management activities. Gross margin for this segment was a loss of $14.9 million for the nine months ended September 30, 2007 compared to a gain of $0.3 million for the nine months ended September 30, 2006. The corporate segment gross margin loss for the nine months ended September 30, 2007 is comprised of $16.0 million of non-cash amortization expense related to purchased commodity derivatives and $2.7 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges offset by $3.8 million of cash settlements on expired commodity derivatives. The corporate segment gross margin gain for the nine months ended September 30, 2006 consisted of $8.2 million of cash settlements on expired commodity derivatives offset by $7.6 million of non-cash amortization expense related to purchased commodity derivatives and $0.3 million of unrealized losses related to the ineffective portion of hedges.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $28.7 million for the nine months ended September 30, 2007 compared to $23.5 million for the nine months ended September 30, 2006. The increase of $5.2 million, or 22%, is primarily attributed to (i) increased labor, compression, insurance materials and supplies and repair expenses in our Mid-Continent Operations segment of $1.4 million, (ii) $2.0 million of expenses incurred by Cimmarron which was acquired on May 1, 2007, (iii) increased labor, chemicals, utilities, lease rentals and and repair and maintenance expenses of $1.3 million in our Texas Gulf Coast Pipelines segment and $0.5 million in our Texas Gulf Coast Processing segment.

Depreciation and Amortization.  Depreciation and amortization totaled $28.4 million for the nine months ended September 30, 2007 compared with $23.7 million for the nine months ended September 30, 2006, an increase of $4.7 million, or 20%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after September 30, 2006, including the Cimmarron Acquisition on May 1, 2007.

General and Administrative Expenses.  General and administrative expenses totaled $23.8 million for the nine months ended September 30, 2007 compared with $19.9 million for the nine months ended September 30, 2006, an increase of $3.9 million, or 20%. The increase primarily relates to (i) expenses primarily related to additional personnel, consultants and office space and compensation adjustments of $2.2 million, (ii) expenses incurred by our Mid-Continent Operations segment of $1.2 million including expenses related to Cimmarron, acquired May 1, 2007, of $0.6 million, (iii) legal and accounting fees of $0.7 million, (iv) non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.5 million and (iv) costs of preparing and processing tax K-1s to unitholders of $0.2 million offset by a decrease of $0.9 million related to expenses associated with acquisition initiatives that were not consummated.

Interest Expense.  Interest and other financing costs totaled $18.3 million for the nine months ended September 30, 2007 compared with $25.3 million for the nine months ended September 30, 2006, a decrease of $7.0 million, or 28%. Interest expense related to our Credit Facility totaled $3.7 million (net of $0.8 million of capitalized interest and settlements under our interest rate swaps) and $8.4 million (net of $0.5 million of capitalized interest and settlements under our interest rate swaps) for the nine months ended September 30, 2007 and 2006, respectively. Interest on our Senior Notes totaled $13.7 million and $11.9 million for the nine months ended September 30, 2007 and 2006, respectively. Interest on our unsecured term loan totaled $1.5 million for the nine months ended September 30, 2006. Amortization of debt issue costs totaled $0.9 million and $3.5 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization of debt issue costs for the three months ended September 30, 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Average borrowings under our credit arrangements were $308.7 million and $224.0 million with average interest rates of 8% and 6.8% for the nine months ended September 30, 2007 and 2006, respectively. For additional information about our credit arrangements, please read “— Liquidity and Capital Resources — Our Indebtedness.”

Liquidity and Capital Resources

Cash generated from operations, borrowings under our Credit Facility, as amended, (see discussion in Note 13 to the unaudited consolidated financial statements) and funds from equity and debt offerings are our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of September 30, 2007.

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

During the nine months ended September 30, 2007, our capital expenditures totaled $171.2 million consisting of $7.2 million of maintenance capital and $164.0 million of expansion capital including the Cimmarron Acquisition. Additional expansion capital expenditures included the acquisition and construction of small pipeline systems, purchases of compressors and constructing well interconnects to attach volumes in new areas. We funded our capital expenditures with funds from operations, borrowings under the Credit Facility and the issuance of additional equity. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Facility and the issuance of additional equity or debt as appropriate given market conditions. Based on our current scope of operations, we anticipate incurring approximately $10.0 million to $12.0 million of maintenance capital expenditures over the next 12 months.

Operating Cash Flows.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net income	$41,677	$48,583
Depreciation and amortization	29,347	27,181
Equity in earnings from unconsolidated affiliates	(2,019)	(644)
Distributions from unconsolidated affiliates	2,888	—
Equity-based compensation and other	2,980	1,409
Cash (used in) provided by working capital	(6,535)	20,098

Net cash provided by operating activities	$68,338	$96,627

The overall decrease of $28.3 million in operating cash flow for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily the result of (i) a decrease in net income of $6.9 million and (ii) decreases in working capital components (exclusive of cash and cash equivalents) of $26.6 million, offset by (iii) an increase in distributions from Webb Duval and Southern Dome, our unconsolidated affiliates, of $2.9 million, (iv) an increase in non-cash items of $2.3 million. The decrease in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $34.1 million and in risk management activities of $26.0 million offset by increases in accounts payable of $33.5 million.

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

Investing Cash Flows.  Net cash used in investing activities was $115.9 million for the nine months ended September 30, 2007 compared to $51.1 million for the nine months ended September 30, 2006. Investing activities for 2007 included (i) $55.5 million of capital expenditures related to the Cimmarron Acquisition, (ii) $59.9 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden Processing Plant and progress payments for the purchase of compression and (iii) 0.9 million of costs primarily associated with the Cantera Acquisition offset by (iv) $0.4 million of distributions from Southern Dome in excess of equity earnings and other. Investing activities for 2006 included (i) $40.0 million of capital expenditures for several small bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Provident City System, progress payments for the purchase of compression, the installation of an additional amine treater and a modification of an existing amine treater at the Houston Central Processing Plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden Processing Plant in Oklahoma and the construction of an 8-mile pipeline between two compressor stations in our Mid-Continent Operations area and (ii) a $11.1 million investment in Southern Dome for the construction of a processing plant and residue pipelines that began operations in late April 2006.

Financing Cash Flows.  Net cash provided by financing activities totaled $56.0 million during the nine months ended September 30, 2007 and included (i) borrowing under our Credit Facility of $104.0 million, (ii) capital contributions of $7.2 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.8 million, offset by (a) repayments under our debt arrangements of $1.5 million, (b) distributions to our unitholders of $53.4 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million. Net cash used in financing activities totaled $36.2 million during the nine months ended September 30, 2006 and included (i) net proceeds from our private placement of common units of $24.4 million, (ii) capital contributions of $4.0 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.2 million, offset by (a) net repayments under our debt arrangements of $24.5 million, (b) distributions to our unitholders of $33.3 million and (c) deferred financing costs of $7.0 million.

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

On July 18, 2007, our Board of Directors declared a cash distribution for the three months ended June 30, 2007 of $0.44 per unit, or $1.76 per unit annualized, for all outstanding common units. The distribution totaling $18.7 million was paid on August 14, 2007 to holders of record at the close of business on August 1, 2007.

On October 17, 2007, our Board of Directors declared a cash distribution for the three months ended September 30, 2007 of $0.47 per unit, or $1.88 per unit annualized, for all outstanding common units eligible for distributions. The distribution totaling $20.3 million will be paid on November 14, 2007 to holders of record of eligible outstanding common units at the close of business on November 1, 2007.

The amounts required to pay the current distribution of $0.47 per unit, or $1.88 per unit annualized, to our common unitholders is $22.4 million per quarter, or $89.6 million annualized, based on the total number of common units outstanding as of November 1, 2007. These amounts include distributions related to restricted units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the respective restricted units and phantom units. As of November 1, 2007, we had 349,956 outstanding restricted and phantom units. These amounts do not include future distributions on common units underlying our 1,184,557 outstanding Class C units which automatically convert to common units in one-third installments on May 1, 2008, November 1, 2008 and May 1, 2009 or future distributions on the common units underlying our Class D or Class E units issued in connection with the Cantera Acquisition discussed in Note 13 to the unaudited consolidated financial statements.

Our Indebtedness

As of September 30, 2007, our aggregate outstanding indebtedness totaled $359.0 million. Subsequent to our acquisition of Cantera on October 19, 2007, discussed in Note 13 to the unaudited consolidated financial statements, our aggregate outstanding indebtedness totaled $659.0 million.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of B1 with a positive outlook, a B2 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our Senior Notes.

Senior Secured Revolving Credit Facility.  The Credit Facility, a senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, was established in August 2005 and amended in January 2007 and October 2007 as discussed in Note 5 and Note 13 to the unaudited consolidated financial statements.

Copano and its wholly owned subsidiaries (including wholly owned subsidiaries newly formed or acquired after January 12, 2007) have pledged substantially all of their assets (except for certain equity interests held by Cantera and Cimmarron) to secure Copano’s obligations under the amended Credit Facility. Our less-than-wholly owned subsidiaries did not pledge their assets.

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

Based upon our total debt to EBITDA ratio calculated as of September 30, 2007 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $146.0 million of unused capacity under the amended Credit Facility after borrowings used for the Cantera Acquisition. Our management believes that we are in compliance with the covenants under the Credit Facility as of September 30, 2007.

The effective average interest rate on borrowings under the Credit Facility for the nine months ended September 30, 2007 was 6.9% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.2% as of September 30, 2007. Interest and other financing costs related to the Credit Facility totaled $4.8 million for the nine months ended September 30, 2007. Costs incurred in connection with the establishment of this Credit Facility are being amortized over the term of the Credit Facility and, as of September 30, 2007, the unamortized portion of debt issue costs totaled $2.4 million.

Senior Notes.  In February 2006, we issued the Senior Notes due 2016. Interest and other financing costs related to the Senior Notes totaled $14.2 million for the nine months ended September 30, 2007. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of September 30, 2007, the unamortized portion of debt issue costs totaled $5.9 million.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Reconciliation of total segment gross margin to operating income:
Operating income	$26,006	$31,090	$59,141	$72,585
Add: Operations and maintenance expenses	10,525	8,519	28,700	23,527
Depreciation and amortization	10,130	8,182	28,426	23,657
General and administrative expenses	8,615	8,108	23,831	19,919
Taxes other than income	1,010	622	2,566	1,610
Equity in earnings from unconsolidated affiliates	(401)	(549)	(2,019)	(644)

Total segment gross margin	$55,885	$55,972	$140,645	$140,654

Reconciliation of EBITDA to net income:
Net income	$19,667	$22,283	$41,677	$48,583
Add: Depreciation and amortization	10,130	8,182	28,426	23,657
Interest and other financing costs	6,943	9,525	18,314	25,312
Provision for income taxes	102	—	1,182	—

EBITDA	$36,842	$39,990	$89,599	$97,552

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$27,447	$36,690	$68,338	$96,627
Add: Cash paid for interest and other financing costs	6,636	7,389	17,393	21,788
Equity in earnings from unconsolidated affiliates	401	549	2,019	644
Distributions from unconsolidated affiliates	(777)	—	(2,888)	—
Risk management activities	143	(4,054)	19,137	(6,914)
Increase in working capital and other	2,992	(584)	(14,400)	(14,593)

EBITDA	$36,842	$39,990	$89,599	$97,552

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk.  NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of September 30, 2007.

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

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.3 million to our total segment gross margin for the nine months ended September 30, 2007. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $1.2 million decrease to our total segment gross margin and vice versa, for the nine months ended September 30, 2007. These relationships are not necessarily linear. Due to the prices received for natural gas and NGLs during the nine months ended September 30, 2007, the sensitivity analysis does not fully reflect the benefit of our hedging program. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central Processing Plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

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

Mid-Continent Operations Segment.  Natural gas for our Mid-Continent Operations segment is hedged using the CenterPoint East index, the principal index used to price the underlying commodity. With the exception of natural gasoline and condensate, NGLs are contractually priced using the Conway index but since there is an extremely limited forward market for Conway, we use Mt. Belvieu hedge instruments instead. While this creates the potential for basis risk, statistical analysis reveals that the two indices have been historically highly correlated.

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

The following table summarizes our commodity hedge portfolio as of September 30, 2007 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)	Fair Value

2007	$8.75	9,750	$2,284,000
2008	$7.75	5,000	$2,192,000
2009	$6.95	5,000	$1,394,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike
	(Per MMBtu)		Call Volumes
	Bought	Sold	(MMBtu/d)	Fair Value

2007	$8.00	$10.00	11,400	$122,000
2008	$8.15	$10.00	9,400	$1,495,000
2009	$7.75	$10.00	8,000	$1,941,000
2010	$7.35	$10.00	7,100	$1,995,000
2011	$6.95	$10.00	7,100	$2,180,000

Purchased Purity Ethane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.6365	599	$—	$0.6525	599	$(514,000)
2007	$0.6960	2,000	$2,000	$0.7300	2,000	$(1,121,000)
2008	$0.5700	607	$5,000	$0.5650	607	$(2,304,000)
2008	$0.6250	2,900	$99,000	$0.6525	1,300	$(3,252,000)
2009	$0.5900	2,200	$155,000	$0.6025	1,100	$(3,010,000)
2010	$0.5550	1,600	$95,000	$0.5700	500	$(1,395,000)
2011	$0.5300	1,700	$99,000	$0.5450	500	$(1,407,000)

Purchased TET Propane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$0.8930	2,575	$—	$0.9375	726	$(961,000)
2007	$0.9000	1,100	$—	—	—	—
2007	$1.0950	500	$8,000	—	—	—
2008	$0.8360	2,594	$83,000	$0.8700	745	$(3,775,000)
2008	$0.8975	1,100	$84,000	—	—	—
2008	$1.0500	1,000	$373,000	—	—	—
2009	$0.8725	2,200	$471,000	—	—	—
2009	$0.9650	1,000	$474,000	$1.0275	1,000	$(2,135,000)
2010	$0.8500	1,100	$288,000	—	—	—
2010	$0.9460	700	$387,000	$0.9925	700	$(1,537,000)
2011	$0.8265	1,100	$324,000	—	—	—
2011	$0.9340	700	$445,000	$0.9750	700	$(1,488,000)

Purchased Non-TET Isobutane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0675	620	$—	$1.1250	90	$(148,000)
2007	$1.0750	200	$—	—	—	—
2008	$0.9900	622	$9,000	$1.0450	92	$(596,000)
2008	$1.0900	250	$13,000	—	—	—
2009	$1.0600	450	$75,000	—	—	—
2009	$1.1600	100	$38,000	$1.2425	100	$(283,000)
2010	$1.0350	300	$60,000	—	—	—
2010	$1.1145	100	$38,000	$1.2025	100	$(287,000)
2011	$1.0205	300	$75,000	—	—	—
2011	$1.1100	100	$47,000	$1.1800	100	$(281,000)

Purchased Non-TET Normal Butane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.0650	803	$—	$1.1200	264	$(380,000)
2007	$1.0675	150	$—	—	—	—
2007	$1.2700	400	$2,000	—	—	—
2008	$0.9875	810	$5,000	$1.0400	271	$(1,486,000)
2008	$1.0800	300	$10,000	—	—	—
2008	$1.2150	400	$78,000	—	—	—
2009	$1.0525	700	$65,000	—	—	—
2009	$1.1400	400	$98,000	$1.2275	400	$(825,000)
2010	$1.0300	300	$29,000	—	—	—
2010	$1.1000	200	$42,000	$1.1850	200	$(444,000)
2011	$1.0205	300	$36,000	—	—	—
2011	$1.0850	200	$46,000	$1.1700	200	$(424,000)

Purchased Non-TET Natural Gasoline Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per Gallon)	(Bbls/d)	Fair Value	(Per Gallon)	(Bbls/d)	Fair Value

2007	$1.5650	200	$2,000	$1.6600	400	$(197,000)
2008	$1.4850	300	$93,000	$1.5850	300	$(527,000)
2009	$1.4400	200	$112,000	$1.5400	200	$(301,000)
2010	$1.4080	300	$168,000	—	—	—
2011	$1.4100	300	$201,000	—	—	—

Purchased WTI Crude Oil Puts

	Put Strike	Put Volumes
	(Per Barrel)	(Bbls/d)	Fair Value

2007	$48.00	2,000	$—
2007	$55.00	250	$—
2008	$55.00	1,000	$104,000
2008	$60.00	700	$181,000
2009	$55.00	1,000	$380,000
2009	$60.00	500	$367,000
2010	$55.00	1,000	$578,000
2010	$60.00	400	$403,000
2011	$55.00	1,000	$744,000
2011	$60.00	400	$486,000

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our debt agreements. As of September 30, 2007, we are exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $134.0 million, of which $90.0 million was hedged with interest rate swaps to convert our floating interest rate to a fixed rate. Our Credit Facility had an average floating interest rate of 6.64% as of September 30, 2007 and a 1% increase in interest rates on the amount of debt in excess of the $90.0 million that was hedged would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.

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

In September 2007, we entered into a new interest rate swap agreement with a notional amount of $40 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under this agreement, we pay the counterparty the fixed interest rate of approximately 4.77% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. The interest rate swap covers the period from October 2007 through October 2011 and the settlement amounts will be recognized as either an increase or decrease in interest expense.

For the nine months ended September 30, 2007, we recognized mark-to-market losses and minimal ineffectiveness on the interest rate swaps totaling $0.1 million. As of September 30, 2007, the fair value of these financial instruments was a liability of less than $0.1 million.

In October 2007, we entered into two additional interest rate swap agreements as discussed in Note 13 to the unaudited consolidated financial statements.

Risk Management Oversight.  Our Risk Management Committee is responsible for our compliance with our risk management policy and is comprised of five officers of the company including the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the President of ScissorTail, the President of our Rocky Mountains Operations segment and the Vice President and General Counsel. The Audit Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight.

Credit Risk.  We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the nine months ended September 30, 2007, Enterprise Products Operating, L.P. (21%), ONEOK Energy Services (18%), ONEOK Hydrocarbons, L.P. (13%), Kinder Morgan Texas Pipeline, L.P. (10%), and Enogex, Inc. (6%) collectively accounted for approximately 68% of our revenue. As of September 30, 2007, all of these companies, or their parent companies, were rated investment grade by all of the major credit rating agencies.

Item 4.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2007, and (ii) no change in our internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any legal proceedings that are material to us. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statues to which we are subject. Please see Note 9 — “Commitments and Contingencies” to the unaudited consolidated financial statements included in this report.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. These risks as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no significant changes to our risk factors as set forth in our 2006 Form 10-K except as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 except as follows:

Federal, state or local regulatory measures could adversely affect our business.

Our pipeline transportation and gathering systems are subject to federal, state and/or local regulation. Most of our natural gas pipeline assets are gathering systems that are considered non-utilities in the states in which they are located. The Natural Gas Act, or NGA, leaves any economic regulation of natural gas gathering to the states. Texas, Oklahoma and Wyoming, the states in which our pipeline facilities are located, do not currently regulate gathering fees.

Our gathering fees and our terms and conditions of service may nonetheless be constrained through state anti-discrimination laws. The states in which we operate have adopted complaint-based regulation of natural gas gathering activities. Natural gas producers and shippers may file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with regard to rates and terms of service. A successful complaint, or new laws or regulatory rulings related to gathering, could increase our costs or require us to alter our gathering charges, and our business, results of operations and financial condition could be adversely affected. Other state laws and regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for gathering, purchase, processing and sale, including state regulation of production rates and maximum daily production allowables from gas wells.

Some of our intrastate natural gas transmission pipelines are subject to regulation as gas utilities by the Texas Railroad Commission, or TRRC. The TRRC’s jurisdiction over these pipelines extends to both rates and pipeline safety. The rates we charge for transportation services in Texas are deemed just and reasonable under Texas law unless challenged in a complaint. A successful complaint, or new state laws or regulatory rulings related to intrastate transmission, could increase our costs or require us to alter our service charges, and our business, results of operations and financial condition could be adversely affected.

To the extent that our intrastate pipelines transport natural gas in interstate commerce, the rates, terms and conditions of that transportation service are subject to regulation by the FERC pursuant to Section 311 of the Natural Gas Policy Act of 1928, or NGPA. Section 311 requires, among other things, that rates for such interstate service, which may be established by the FERC or the applicable state agency, be “fair and equitable” and permits the FERC to approve terms and conditions of service. If our Section 311 rates are successfully challenged, if we are unable to include all of our costs in the cost of service approved in a future rate case, if FERC changes its regulations or policies, or establishes more onerous terms and conditions applicable to Section 311 service, this may adversely affect our business. Any reduction in our rates could have an adverse effect on our business, results of operations and financial condition. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

The price at which we buy and sell natural gas, NGLs and crude oil is currently not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission, or the CFTC. The FERC and CFTC hold substantial enforcement authority under the anti-market manipulation laws and regulations, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

The FERC has also announced its intention to promulgate additional regulations intended to increase the transparency of wholesale energy markets, protect the integrity of such markets, and improve its ability to assess market forces and detect market manipulation. These and other new laws and regulations could require us to incur increased costs, and our business, results of operations and financial condition could be adversely affected.

A change in the characterization of some of our assets by federal, state or local regulatory agencies could adversely affect our business.

Section 1(b) of the NGA provides that the FERC’s jurisdiction does not extend to facilities used for the production or gathering of natural gas. “Gathering” is not specifically defined by statute or regulation, and there is no bright-line test for determining the jurisdictional status of pipeline facilities. Although some guidance is provided by case law, the process of determining whether facilities constitute gathering facilities for purposes of regulation under the NGA is fact-specific and subject to regulatory change. Additionally, our construction, expansion, extension or alteration of pipeline facilities may involve regulatory, environmental, political and legal uncertainties, including the possibility that physical changes to our pipeline systems may be deemed to affect their jurisdictional status.

The distinction between FERC-regulated natural gas transmission services and federally unregulated gathering services has been the subject of regular litigation, as has been the line between intrastate and interstate transportation services. Thus, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by the FERC and/or the courts. Should any of our gathering or intrastate facilities be deemed to be jurisdictional under the NGA, we could be required to comply with numerous federal requirements for interstate service, including laws and regulations governing the rates charged for interstate transportation services, the terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the initiation and discontinuation of services, the monitoring and posting of real-time system information, and many other requirements. Failure to comply with all applicable FERC-administered statutes, rules, regulations and orders, could result in substantial penalties and fines. It is also possible that our gathering facilities could be deemed by a relevant state commission or court, or by a change in law or regulation, to constitute intrastate pipeline subject to general state law and regulation of rates and terms and conditions of service. A change in jurisdictional status through litigation or legislation could require significant changes to the rates, terms and conditions of service on the affected pipeline, could increase the expense of providing service, and adversely affect our business.

The distinction between FERC-regulated common carriage of crude oil, NGLs and other refined products, and the non-jurisdictional intrastate transportation of those energy commodities, has also been the subject of litigation. The FERC, under the Interstate Commerce Act of 1887, as amended (the “ICA”), the Energy Policy Act of 1992, and rules and orders promulgated thereunder, regulates the tariff rates for interstate crude oil and NGL transportation and these rates must be filed with the FERC. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. While the ICA does not exempt gathering activities from federal jurisdiction, we consider our gathering and transportation of these energy commodities to be non-FERC jurisdictional. If that jurisdictional status were to change, however, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs, and we may be subject to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow.

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

The pipeline systems in which we acquired interests as a result of our Cantera Acquisition gather natural gas under fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The revenue we earn as a result of these arrangements is directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues under these arrangements would be reduced.

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

We own interests in limited liability companies and a general partnership in which third parties also own interests, which may limit our ability to influence significant business decisions affecting these entities.

In addition to our wholly-owned subsidiaries, we own interests in a number of entities in which third parties also own an interest. These interests include our:

•	62.5% interest in Webb/Duval Gatherers;

•	majority interest in Southern Dome, L.L.C.;

•	51% interest in Bighorn Gas Gathering, LLC; and

•	37.04% interest in Fort Union Gas Gathering, LLC

Although we serve as operator of Webb/Duval Gatherers, managing member and operator of Southern Dome, managing member and field operator of Big Horn and managing member of Fort Union, certain substantive business decisions with respect to these entities require the majority or unanimous approval of the owners or, in the case of Big Horn, of a management committee to which we have the right to appoint 50% of the members. Differences in views among the respective owners of these entities could result in delayed decisions or in failures to agree on significant matters, potentially adversely affecting their respective businesses and results of operations or prospects and, in turn, the amounts and timing of cash from operations distributed to their respective members or partners, including us.

In addition, we do not control the day-to-day operations of Fort Union. Our lack of control over Fort Union’s day-to-day operations and the associated costs of operations could result in our receiving lower cash distributions than we anticipate, which could reduce our cash flow available for distribution to our unitholders.

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

Pursuant to agreements with our pre-IPO investors and investors in private placements effected in 2005 and 2006, we have filed registration statements on Form S-3 registering sales by selling unitholders of an aggregate of 24,396,948 of our common units (as adjusted to reflect the March 30, 2007 two-for-one split of all of our outstanding common units). In addition, as discussed in Notes 6 and 13 to the unaudited consolidated financial statements, we have also agreed to file registration statements with respect to sales of

•	1,579,409 common units issued or to be issued upon conversion of Class C units we issued to the sellers in the Cimmarron Acquisition;

•	3,245,817 common units to be issued upon conversion of Class D units we issued to the sellers in the Cantera Acquisition; and

•	10,132,160 common units attributable to equity issued to investors in our October 19, 2007 private placement, including 5,598,836 common units to be issued upon conversion of Class E units issued in the private placement.

While investors have routinely sold common units registered under our effective registration statements, a significant number of common units remains unsold pursuant to these registration statements and registration statements that we are obligated to file in the future. If investors holding these units were to dispose of a substantial portion of their units in the public market, it could temporarily reduce the market price of our outstanding common units.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	2.2 Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/RockyMountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).

Number		Description

3.3		Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1		Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5		Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6		Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
4.7		Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.8		Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.9		Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
10	.1*	First Amendment to Administrative and Operating Services Agreement
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on November 9, 2007.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	2.2 Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/RockyMountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 8, 2006).
4.5	Registration Rights Agreement made and entered into as of August 1, 2005, by and among Copano Energy, L.L.C. and Kayne Anderson MLP Investment Company, RCH Energy MLP Fund LP, RCH Energy MLP Fund-A LP, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Goldman, Sachs & Co., Energy Income and Growth Fund, Fiduciary/Claymore MLP Opportunity Fund, Alerian Opportunity Partners LP, Alerian Capital Partners LP, Strome MLP Fund, L.P., Strome Alpha, LP and Strome Family Foundation (incorporated by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed August 15, 2005).
4.6	Registration Rights Agreement dated as of December 29, 2005, by and among Copano Energy, L.L.C. and ZLP Fund, L.P., Structured Finance Americas, LLC and Royal Bank of Canada (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K filed March 16, 2006).
4.7	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.8	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).

Number		Description

4.9		Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
10	.1*	First Amendment to Administrative and Operating Services Agreement
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.