Form 10-Q
period 2008-03-31
Copano Energy, L.L.C.
filed 2008-05-09
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 47,787,781 common units of Copano Energy, L.L.C. outstanding at May 1, 2008. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$60,222	$72,665
Accounts receivable, net	147,742	127,534
Risk management assets	10,145	3,289
Prepayments and other current assets	3,623	3,881

Total current assets	221,732	207,369

Property, plant and equipment, net	719,455	694,727
Intangible assets, net	198,892	200,546
Investment in unconsolidated affiliates	631,261	632,725
Risk management assets	18,672	10,598
Other assets, net	22,798	23,118

Total assets	$1,812,810	$1,769,083

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$187,289	$147,046
Accrued interest	4,124	11,319
Accrued tax liability	661	3,919
Risk management liabilities	31,249	27,710
Other current liabilities	10,133	12,931

Total current liabilities	233,456	202,925

Long-term debt (includes $756 and $773 bond premium as of March 31, 2008 and December 31, 2007, respectively)	650,756	630,773
Deferred tax provision	1,337	1,231
Risk management and other noncurrent liabilities	44,500	40,018
Commitments and contingencies (Note 10)
Members’ capital:
Common units, no par value, 47,389,831 units and 47,366,048 units issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	661,768	661,585
Class C units, no par value, 1,184,557 units issued and outstanding as of March 31, 2008 and December 31, 2007	40,492	40,492
Class D units, no par value, 3,245,817 units issued and outstanding as of March 31, 2008 and December 31, 2007	112,454	112,454
Class E units, no par value, 5,598,839 units issued and outstanding as of March 31, 2008 and December 31, 2007	175,634	175,634
Paid-in capital	28,845	23,773
Accumulated deficit	(17,699)	(7,867)
Accumulated other comprehensive loss	(118,733)	(111,935)

	882,761	894,136

Total liabilities and members’ capital	$1,812,810	$1,769,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$180,887	$111,277
Natural gas liquids sales	154,081	87,887
Crude oil sales	41,182	—
Transportation, compression and processing fees	12,682	4,248
Condensate and other	12,916	7,576

Total revenue	401,748	210,988

Costs and expenses:
Cost of natural gas and natural gas liquids	297,468	171,776
Cost of crude oil purchases	39,842	—
Transportation	3,121	886
Operations and maintenance	11,830	8,498
Depreciation and amortization	11,570	8,470
General and administrative	11,850	7,516
Taxes other than income	741	527
Equity in earnings from unconsolidated affiliates	(396)	(864)

Total costs and expenses	376,026	196,809

Operating income	25,722	14,179
Other income (expense):
Interest and other income	456	620
Interest and other financing costs	(11,392)	(5,193)

Income before income taxes	14,786	9,606
Provision for income taxes	(284)	(904)

Net income	$14,502	$8,702

Basic net income per common unit:
Net income per common unit	$0.31	$0.21
Weighted average number of common units	47,377	38,736
Diluted net income per common unit:
Net income per common unit	$0.25	$0.20
Weighted average number of common units	57,880	39,365
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$0.21
Weighted average number of subordinated units	—	3,519
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$0.21
Weighted average number of subordinated units	—	3,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Cash Flows From Operating Activities:
Net income	$14,502	$8,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,570	8,470
Amortization of debt issue costs	768	309
Equity in earnings from unconsolidated affiliates	(396)	(864)
Distributions from unconsolidated affiliates	4,276	—
Equity-based compensation	969	641
Deferred tax provision	106	841
Other noncash items	(39)	(33)
Changes in assets and liabilities:
Accounts receivable	(20,065)	(2,075)
Prepayments and other current assets	258	995
Risk management assets	(17,240)	2,615
Accounts payable	31,733	6,066
Other current liabilities	(7,264)	(1,677)

Net cash provided by operating activities	19,178	23,990

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(27,642)	(17,804)
Additions to intangible assets	(965)	(305)
Acquisitions	(77)	(739)
Investment in unconsolidated affiliates	(3,336)	—
Distributions from unconsolidated affiliates	776	1,784
Other	(354)	111

Net cash used in investing activities	(31,598)	(16,953)

Cash Flows From Financing Activities:
Proceeds from long-term debt	20,000	20,000
Repayment of short-term notes payable	—	(555)
Deferred financing costs	(61)	(608)
Distributions to unitholders	(24,201)	(16,923)
Capital contributions from Pre-IPO Investors (Note 7)	4,103	1,459
Equity offering costs	(47)	(474)
Proceeds from option exercises	183	405

Net cash (used in) provided by financing activities	(23)	3,304

Net (decrease) increase in cash and cash equivalents	(12,443)	10,341
Cash and cash equivalents, beginning of year	72,665	39,484

Cash and cash equivalents, end of period	$60,222	$49,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

											Accumulated
	Common		Class C		Class D		Class E			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Loss	Total	Income (Loss)

Balance, December 31, 2007	47,366	$661,585	1,184	$40,492	3,246	$112,454	5,599	$175,634	$23,773	$(7,867)	$(111,935)	$894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	4,103	—	—	4,103	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	(24,334)	—	(24,334)	—
Option exercises	14	183	—	—	—	—	—	—	—	—	—	183	—
Equity-based compensation	—	—	—	—	—	—	—	—	969	—	—	969	—
Vested restricted units	10	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	14,502	—	14,502	14,502
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	12,312	12,312	12,312
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(19,110)	(19,110)	(19,110)

Comprehensive loss													$(7,704)

Balance, March 31, 2008	47,390	$661,768	1,184	$40,492	3,246	$112,454	5,599	$175,634	$28,845	$(17,699)	$(118,733)	$882,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

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

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies and power generation facilities. Natural gas delivered to our gas processing plants, either on our pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids, or NGLs, and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. In addition to our natural gas pipelines, we operate two NGL pipelines and a crude oil pipeline. As discussed in Note 4, in October 2007, we completed the acquisition of Cantera Natural Gas, LLC (“Cantera”), which expanded Copano’s geographic footprint into the Powder River Basin of Wyoming. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation.

We own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, a 51% interest in Bighorn Gas Gathering, L.L.C. (“Bighorn”), a Delaware limited liability company, and a 37.04% interest in Fort Union Gas Gathering, L.L.C. (“Fort Union”), a Delaware limited liability company. Although we are the managing partner or member in each of these equity investments and own a majority interest in some of these equity investments, we account for these investments using the equity method of accounting because the minority general partners or members have substantive participating rights with respect to the management of each of these equity investments. Equity in earnings from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our statements reflect all normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, our management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	New Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations.” We are currently evaluating the impact of SFAS No. 141(R) on our consolidated statements of operations, cash flow and financial position. SFAS No. 141(R) is effective for fiscal years beginning after November 15, 2008.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard is effective for reporting periods beginning after November 15, 2007. We adopted this statement beginning January 1, 2008 and the adoption had no material impact on our consolidated financial position or results of operations. See Note 12 for additional disclosure information under SFAS No. 157.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We adopted this statement beginning January 1, 2008 and have chosen not to measure items subject to SFAS No. 159 at fair value. Accordingly, the adoption had no material impact on our consolidated results of operations, cash flows or financial position.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. We are currently evaluating the impact of SFAS No. 160 on our consolidated statements of operations, cash flow and financial position. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We are currently evaluating SFAS No. 161 related to our derivative and hedging activity disclosures. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and an acquired customer relationship. We amortize intangible assets over the contract term or estimated useful life, as applicable, using the straight-line

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Intangible Assets (continued)

method. Amortization expense was $2,642,000 and $1,362,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated aggregate amortization expense remaining for 2008 and each of the succeeding periods indicated is approximately: 2008 — $8,522,000; 2009 — $10,384,000; 2010 — $10,355,000; 2011 — $10,339,000; 2012 — $10,275,000 and 2013 — $10,198,000.

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Rights-of-way and easements, at cost	$104,427	$104,427
Less accumulated amortization for rights-of-way and easements	(7,463)	(8,922)
Contracts	107,886	107,885
Less accumulated amortization for contracts	(10,685)	(7,654)
Customer relationship	5,184	5,204
Less accumulated amortization for customer relationship	(457)	(394)

Intangible assets, net	$198,892	$200,546

As of March 31, 2008, the weighted average amortization period for all of our intangible assets was 22 years. The weighted average amortization period for our rights-of-way and easements and contracts and customer relationships was 24 years, 20 years and 14 years, respectively, as of March 31, 2008.

Note 4 — Acquisitions

Acquisition of Cantera Natural Gas LLC

We acquired all of the membership interests in Cantera, now Copano Natural Gas/Rocky Mountains, LLC, on October 1, 2007, and closed the acquisition October 19, 2007, pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Energy/Rocky Mountains, L.L.C. and Cantera Resources Holdings LLC (the “Cantera Acquisition”) for $732.8 million in cash and securities (the “Consideration”). The Consideration consisted of $620.3 million in cash (including $57.8 million of estimated net working capital and other closing adjustments) and 3,245,817 Copano Class D units issued to the seller. We funded the cash portion of the Consideration through a private placement of $335 million in equity securities pursuant to a Class E and Common Unit Purchase Agreement, dated August 31, 2007 with a group of accredited investors (the “Unit Purchase Agreement”), and borrowings of $270 million under the Credit Facility (Note 6). The purchase price of the Cantera Acquisition has not been finalized since a conditional obligation exists related to a “Contingent Consideration Note” (discussed in Note 10) we assumed as part of the acquisition.

Cantera’s assets consist primarily of 51.0% and 37.04% managing member interests, respectively, in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company. Bighorn and Fort Union operate natural gas gathering systems in Wyoming’s Powder River Basin.

Acquisition of Cimmarron Gathering, LP

On May 1, 2007, we acquired all of the partnership interests in Cimmarron Gathering, LP (“Cimmarron”), a Texas limited partnership, for approximately $97.2 million in cash and securities (the “Initial Cimmarron Acquisition”). The consideration consisted of $43.2 million of cash and 1,579,409 Class C units valued at approximately $54.0 million as described below. The cash portion of the consideration was funded with borrowings under our Credit Facility discussed in Note 6. As a result of the Initial Cimmarron Acquisition, we acquired interests in natural gas and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (continued)

crude oil pipelines in central and eastern Oklahoma and in north Texas, including Cimmarron’s 70% undivided interest in the Tri-County gathering system located in north Texas (the “Tri-County System”).

Additionally, in June 2007, we acquired the remaining 30% interest in the Tri-County System for $15.3 million in cash (the “Additional Cimmarron Acquisition” and together with the Initial Cimmarron Acquisition, the “Cimmarron Acquisition”).

The following table presents selected unaudited pro forma financial information incorporating the historical (pre-acquisition) results of Cantera and Cimmarron as if these acquisitions had occurred at the beginning of the period presented as opposed to the actual date that the acquisition occurred. The pro forma information includes certain estimates and assumptions made by our management. As a result, this pro forma information is not necessarily indicative of our financial results had the transactions actually occurred at the beginning of the period presented. Likewise, the following unaudited pro forma financial information is not necessarily indicative of our future financial results.

Three Months
Ended
March 31, 2007
(In thousands, except per
unit information)

Pro Forma Earnings Data:
Revenue	$290,785
Costs and expenses	$277,187
Equity in earnings from unconsolidated affiliates	$(1,104)
Operating income	$13,598
Income before extraordinary items	$756
Net income	$756
Basic net income per unit:
As reported units outstanding	38,736
Pro forma units outstanding	43,269
As reported net income per unit	$0.21
Pro forma net income per unit	$0.02
Diluted net income per unit:
As reported units outstanding	39,365
Pro forma units outstanding	57,388
As reported net income per unit	$0.20
Pro forma net income per unit	$0.01
Basic net income per subordinated unit:
As reported units outstanding	3,519
Pro forma units outstanding	3,519
As reported net income per unit	$0.21
Pro forma net income per unit	$0.02
Diluted net income per subordinated unit:
As reported units outstanding	3,519
Pro forma units outstanding	3,519
As reported net income per unit	$0.21
Pro forma net income per unit	$0.02

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Investment in Unconsolidated Affiliates

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations.

As a result of the Cantera Acquisition and through our Rocky Mountains segment, we hold a managing member interest of 51.0% in Bighorn which operates natural gas pipeline systems in Wyoming’s Powder River Basin. Although we own a majority managing member interest in Bighorn, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Bighorn. Our investment in Bighorn totaled $407,940,000 as of March 31, 2008.

The summarized financial information for Bighorn as of and for the three months ended March 31, 2008 is as follows (in thousands):

Operating revenue	$8,774
Operating expenses	(3,226)
Depreciation	(1,004)
Interest expense and other	34

Net income	4,578
Ownership %	51%

2,335
Priority allocation of earnings	281
Copano’s share of management fee charged to Bighorn	58
Amortization of difference between the carried investment and the underlying equity in net assets	(2,997)

Equity in loss in unconsolidated affiliate	$(323)

Distributions	$2,614

Current assets	$9,357
Noncurrent assets	98,658
Current liabilities	(1,985)
Noncurrent liabilities	—

Net assets	$106,030

Note 6 —	Long-Term Debt

A summary of our debt follows (in thousands):

	March 31,	December 31,
	2008	2007

Long-term debt:
Credit Facility	$300,000	$280,000
Senior Notes:
8.125% senior notes due 2016	350,000	350,000
Unamortized bond premium	756	773

Total Senior Notes	350,756	350,773

Total	$650,756	$630,773

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt (continued)

Credit Facility

Our $550 million senior secured revolving credit facility (the “Credit Facility”) is provided by Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility matures on October 18, 2012, and borrowings under the Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants. We are in compliance with the covenants under the Credit Facility as of March 31, 2008.

The effective average interest rate on borrowings under the Credit Facility was 6.3% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.20% as of March 31, 2008 (0.25% as of April 4, 2008). Interest and other financing costs related to the Credit Facility totaled $4,384,000 for the three months ended March 31, 2008. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of March 31, 2008, the unamortized portion of debt issue costs totaled $9,791,000.

Senior Notes

In February 2006 and November 2007, we issued an aggregate of $225 million and $125 million, respectively, in principal amount of our 8.125% senior notes due 2016 (the “Senior Notes”). Interest and other financing costs related to the Senior Notes totaled $7,317,000 for the three months ended March 31, 2008. Costs incurred in connection with the issuance of the Senior Notes are being amortized over the term of the Senior Notes and, as of March 31, 2008, the unamortized portion of debt issue costs totaled $7,107,000.

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

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

Note 6 —	Long-Term Debt (continued)

	March 31, 2008						December 31, 2007
				Investment						Investment in
				in Non-						Non-
			Guarantor	Guarantor					Guarantor	Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,778	$—	$57,444	$—	$—	$60,222	$10,018	$—	$62,647	$—	$—	$72,665
Accounts receivable, net	4	—	147,738	—	—	147,742	476	—	127,058	—	—	127,534
Intercompany receivable	49,125	—	(49,125)	—	—	—	37,027	—	(37,027)	—	—	—
Risk management assets	—	—	10,145	—	—	10,145	—	—	3,289	—	—	3,289
Prepayments and other current assets	1,286	—	2,337	—	—	3,623	877	—	3,004	—	—	3,881

Total current assets	53,193	—	168,539	—	—	221,732	48,398	—	158,971	—	—	207,369

Property, plant and equipment, net	253	—	719,202	—	—	719,455	264	—	694,463	—	—	694,727
Intangible assets, net	—	—	198,892	—	—	198,892	—	—	200,546	—	—	200,546
Investment in unconsolidated affiliates	—	—	631,261	631,261	(631,261)	631,261	—	—	632,725	632,725	(632,725)	632,725
Investment in consolidated subsidiaries	1,471,389	—	—	—	(1,471,389)	—	1,473,187	—	—	—	(1,473,187)	—
Risk management assets	—	—	18,672	—	—	18,672	—	—	10,598	—	—	10,598
Other assets, net	16,898	—	5,900	—	—	22,798	17,589	—	5,529	—	—	23,118

Total assets	$1,541,733	$—	$1,742,466	$631,261	$(2,102,650)	$1,812,810	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$28	$—	$187,261	$—	$—	$187,289	$35	$—	$147,011	$—	$—	$147,046
Accrued interest	3,989	—	135	—	—	4,124	11,319	—	—	—	—	11,319
Accrued tax liability	661	—	—	—	—	661	483	—	3,436	—	—	3,919
Risk management liabilities	—	—	31,249	—	—	31,249	—	—	27,710	—	—	27,710
Other current liabilities	1,654	—	8,479	—	—	10,133	882	—	12,049	—	—	12,931

Total current liabilities	6,332	—	227,124	—	—	233,456	12,719	—	190,206	—	—	202,925

Long-term debt	650,756	—	—	—	—	650,756	630,773	—	—	—	—	630,773
Deferred tax provision	1,337	—	—	—	—	1,337	1,231	—	—	—	—	1,231
Risk management and other noncurrent liabilities	547	—	43,953	—	—	44,500	579	—	39,439	—	—	40,018
Members’/Partners’ capital:
Common units	661,768	—	—	—	—	661,768	661,585	—	—	—	—	661,585
Class C units	40,492	—	—	—	—	40,492	40,492	—	—	—	—	40,492
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Class E units	175,634	—	—	—	—	175,634	175,634	—	—	—	—	175,634
Paid-in capital	28,845	1	1,507,296	626,515	(2,133,812)	28,845	23,773	1	1,507,285	628,375	(2,135,661)	23,773
Accumulated (deficit) earnings	(17,699)	(1)	82,826	4,746	(87,571)	(17,699)	(7,867)	(1)	77,837	4,350	(82,186)	(7,867)
Accumulated other comprehensive loss	(118,733)	—	(118,733)	—	118,733	(118,733)	(111,935)	—	(111,935)	—	111,935	(111,935)

	882,761	—	1,471,389	631,261	(2,102,650)	882,761	894,136	—	1,473,187	632,725	(2,105,912)	894,136

Total liabilities and members’/partners’ capital	$1,541,733	$—	$1,742,466	$631,261	$(2,102,650)	$1,812,810	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Note 6 —	Long-Term Debt (continued)

	Three Months Ended March 31,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$180,887	$—	$—	$180,887	$—	$—	$111,277	$—	$—	$111,277
Natural gas liquids sales	—	—	154,081	—	—	154,081	—	—	87,887	—	—	87,887
Crude oil sales	—	—	41,182	—	—	41,182	—	—	—	—	—	—
Transportation, compression and processing fees	—	—	12,682	—	—	12,682	—	—	4,248	—	—	4,248
Condensate and other	—	—	12,916	—	—	12,916	—	—	7,576	—	—	7,576

Total revenue	—	—	401,748	—	—	401,748	—	—	210,988	—	—	210,988

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	297,468	—	—	297,468	—	—	171,776	—	—	171,776
Cost of crude oil	—	—	39,842	—	—	39,842	—	—	—	—	—	—
Transportation	—	—	3,121	—	—	3,121	—	—	886	—	—	886
Operations and maintenance	511	—	11,319	—	—	11,830	398	—	8,100	—	—	8,498
Depreciation and amortization	11	—	11,559	—	—	11,570	—	—	8,470	—	—	8,470
General and administrative	7,461	—	4,389	—	—	11,850	2,734	—	4,782	—	—	7,516
Taxes other than income	—	—	741	—	—	741	—	—	527	—	—	527
Equity in (earnings) loss from unconsolidated affiliates	—	—	(396)	(396)	396	(396)	—	—	(864)	(864)	864	(864)

Total costs and expenses	7,983	—	368,043	(396)	396	376,026	3,132	—	193,677	(864)	864	196,809

Operating (loss) income	(7,983)	—	33,705	396	(396)	25,722	(3,132)	—	17,311	864	(864)	14,179
Interest and other income	21	—	435	—	—	456	12	—	608	—	—	620
Interest and other financing costs	(11,174)	—	(218)	—	—	(11,392)	(5,141)	—	(52)	—	—	(5,193)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(19,136)	—	33,922	396	(396)	14,786	(8,261)	—	17,867	864	(864)	9,606
Provision for income taxes	(284)	—	—	—	—	(284)	(904)	—	—	—	—	(904)

(Loss) income before equity in earnings from consolidated subsidiaries	(19,420)	—	33,922	396	(396)	14,502	(9,165)	—	17,867	864	(864)	8,702
Equity in earnings (loss) from consolidated subsidiaries	33,922	—	—	—	(33,922)	—	17,867	—	—	—	(17,867)	—

Net income (loss)	$14,502	$—	$33,922	$396	$(34,318)	$14,502	$8,702	$—	$17,867	$864	$(18,731)	$8,702

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Note 6 —	Long-Term Debt (continued)

	Three Months Ended March 31,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(36,140)	$—	$55,318	$4,276	$(4,276)	$19,178	$6,760	$—	$17,230	$—	$—	$23,990

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	28,923	—	(31,598)	(2,560)	(26,363)	(31,598)	8,886	—	(16,953)	1,784	(10,670)	(16,953)

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	(23)	—	(28,923)	3,336	25,587	(23)	3,859	—	(9,441)	—	8,886	3,304

Net (decrease) increase in cash and cash equivalents	(7,240)	—	(5,203)	5,052	(5,052)	(12,443)	19,505	—	(9,164)	1,784	(1,784)	10,341
Cash and cash equivalents, beginning of year	10,018	—	62,647	4,382	(4,382)	72,665	1,286	—	38,198	—	—	39,484

Cash and cash equivalents, end of period	$2,778	$—	$57,444	$9,434	$(9,434)	$60,222	$20,791	$—	$29,034	$1,784	$(1,784)	$49,825

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions

Common Units

As of March 31, 2008, 47,389,831 common units (excluding restricted common units) were outstanding. Our management and directors controlled an aggregate of 4,225,132 of these common units as of March 31, 2008.

Pursuant to our limited liability company agreement, certain of our investors existing prior to our initial public offering (our “Pre-IPO Investors”) agreed to reimburse us for general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceeded certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) was limited, or capped. For the year ended December 31, 2007, the “cap” limited our general and administrative expense obligations to $1.8 million per quarter. During this three-year period, the quarterly limitation on general and administrative expenses was increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeded $5.4 million. During the three months ended March 31, 2008, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $4,103,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2007. Commencing with the first quarter of 2008, our Pre-IPO Investors no longer have this reimbursement obligation.

Class C Units

As of March 31, 2008, 1,184,557 Class C units were outstanding. The Class C units are not entitled to receive quarterly cash distributions. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not quoted for trading on The NASDAQ Stock Market LLC or any other securities exchange. On May 1, 2008, 394,852 of the Class C units converted to common units in accordance with the terms of the Class C units. The remaining 789,705 Class C units will convert into common units in one-half installments on November 1, 2008 and May 1, 2009.

Class D Units

As of March 31, 2008, 3,245,817 Class D units were outstanding. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive quarterly cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not quoted for trading on The NASDAQ Stock Market LLC or any other securities exchange.

Class E Units

As of March 31, 2008, 5,598,836 Class E units were outstanding. The Class E units have no voting rights other than as required by law, are subordinate to our common units on dissolution and liquidation and have no quarterly cash distribution rights until our distribution with respect to the fourth quarter of 2008, when the Class E units will become entitled to a special quarterly distribution equal to 110% of the quarterly common unit distribution. At a special meeting of our unitholders held on March 13, 2008, the unitholders approved a change to the terms of our Class E units to provide that, upon payment of Copano’s cash distribution attributable to the third quarter of 2008, 5,598,836 outstanding Class E units will convert automatically into 5,598,836 common units, which Copano would issue to the Class E unitholders upon conversion. The Class E units are not quoted for trading on The NASDAQ Stock Market LLC or any other securities exchange.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions (continued)

Distributions

On January 16, 2008, our Board of Directors declared a cash distribution for the quarter ended December 31, 2007 of $0.51 per unit for all outstanding common units. The distribution, totaling $24,336,000, was paid on February 14, 2008 to holders of record at the close of business on February 1, 2008.

On April 16, 2008, our Board of Directors declared a cash distribution for the quarter ended March 31, 2008 of $0.53 per unit for all outstanding common units. The distribution totaling $25,506,000 will be paid on May 15, 2008 to holders of record at the close of business on May 1, 2008.

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan, or LTIP. The equity-based compensation expense relates to awards issued under our LTIP discussed in “Restricted Common Units,” “Phantom Units” and “Unit Options” below. As of March 31, 2008, the remaining units available for grant under our LTIP totaled 2,819,575, of which up to 977,347 may to be issued as restricted units or phantom units.

Restricted Common Units.  The aggregate intrinsic value of restricted units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $465,000 and $510,000 related to the amortization of restricted units outstanding during the three months ended March 31, 2008 and 2007, respectively.

A summary of the restricted common unit activity for the three months ended March 31, 2008 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	241,181	$22.92
Granted	—	—
Vested	(10,296)	14.74
Forfeited	(395)	20.86

Outstanding at end of period	230,490	$23.29

As of March 31, 2008, unrecognized compensation costs relating to restricted units issued under our LTIP totaled $3,882,000. The expense is expected to be recognized over a weighted-average period of four years. The total fair value of restricted common units vested during the three months ended March 31, 2008 was $361,000.

Phantom Units.  The aggregate intrinsic value of phantom units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $215,000 related to the amortization of phantom units outstanding during the three months ended March 31, 2008. No phantom units were awarded under our LTIP prior to June 12, 2007.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions (continued)

A summary of the phantom unit activity for the three months ended March 31, 2008 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	100,795	$40.81
Granted	5,750	34.94
Vested	—	—
Forfeited	(250)	41.45

Outstanding at end of period	106,295	$40.49

As of March 31, 2008, unrecognized compensation costs relating to the phantom units issued under our LTIP totaled $3,688,000. The expense is expected to be recognized over a weighted average period of five years.

Unit Options.  The fair value of unit options issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $289,000 and $131,000 related to unit options net of anticipated forfeitures for the three months ended March 31, 2008 and 2007, respectively.

A summary of unit option activity for the three months ended March 31, 2008 is provided below:

	Number of
	Units	Weighted
	Underlying	Average
	Options	Exercise Price

Outstanding at beginning of year	1,442,847	$22.60
Granted	81,500	34.76
Exercised	(13,487)	14.32
Forfeited	(20,807)	36.16

Outstanding at end of period	1,490,053	$21.25

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies.

	Three Months
	Ended March 31,
	2008	2007

Weighted average exercise price	$34.76	$31.92
Expected volatility	20.27%-20.72%	20.9%-21.5%
Distribution yield	6.18%	6.03%-6.05%
Risk-free interest rate	2.71%-3.46%	4.46%-4.80%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$3.19	$3.81
Total intrinsic value of options exercised	$285,000	$650,000

During January 2008, we modified certain employee unit option awards totaling 40,180 units to accelerate the vesting period and to provide for the inclusion of consulting arrangements in the awards’ definition of “employment.” SFAS No. 123(R) required us to revalue these unit option grants as of the date of the modification and, as a

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions (continued)

result, we will recognize an additional $102,000 of compensation expense over the remaining life of these modified awards. For the three months ended March 31, 2008, we recognized $11,000 of this increased expense.

As of March 31, 2008, unrecognized compensation costs relating to unit options issued under our LTIP totaled $2,895,000. The expense is expected to be recognized over a weighted average period of approximately five years.

Note 8 —	Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and Emerging Issues Task Force Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed. Since the Class C, Class D and Class E units do not participate in current or undistributed earnings and are not entitled to receive cash distributions until they convert into common units, the Class C, Class D and Class E units are considered a potentially dilutive security for purposes of the diluted net income per unit calculation.

Basic net income per unit excludes dilution and is computed by dividing net income attributable to each class of units by the respective weighted average units outstanding for each class during the period. Dilutive net income per unit reflects potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units except when the assumed exercise or conversion would have an anti-dilutive effect on net income per unit. Dilutive net income per unit is computed by dividing net income attributable to each class of units by the respective weighted average units outstanding for each class of units during the period increased by additional units that would have been outstanding if the dilutive potential units had been issued.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Net Income Per Unit (continued)

Basic and diluted net income per unit are calculated as follows (in thousands, except per unit information):

	Three Months
	Ended March 31,
	2008	2007

Net income available — basic	$14,502	$8,702
Less net income attributable to subordinated unitholders	—	(725)

Net income — basic	14,502	7,977
Net income attributable to subordinated unitholders	—	725

Net income available — diluted(1)	$14,502	$8,702

Basic weighted average units	47,377	38,736
Dilutive weighted average units(1)	57,880	39,365
Basic net income per unit	$0.31	$0.21

Diluted net income per unit(1)	$0.25	$0.20

(1)	Our potentially dilutive common equity includes the following:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Employee options	489	485
Restricted units	118	144
Class C units	1,051	—
Class D units	3,246	—
Class E units	5,599	—

Note 9 — Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended March 31, 2008 and 2007, we reimbursed Copano Operations $1,399,000 and $817,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. Certain of our subsidiaries are co-lessors of office space with Copano Operations and our costs attributable to the lease are included in our cost reimbursements to Copano Operations. As of March 31, 2008, amounts payable by us to Copano Operations were $20,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party Transactions (continued)

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three months ended March 31, 2008 and 2007.

Natural Gas Transactions and Other

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Affiliates of Mr. Eckel:
Natural gas sales(1)	$23	$25
Gathering and compression services(2)	7	8
Natural gas purchases(3)	392	341
Webb Duval:
Natural gas sales(1)	—	512
Natural gas purchases(3)	548	202
Transportation costs(4)	101	76
Bighorn:
Gathering costs(4)	228	—
Fort Union:
Gathering costs(4)	1,876	—
Treating costs(3)	53	—
Other:
Natural gas sales(1)	59	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Costs included in transportation on our consolidated statements of operations.

As of March 31, 2008, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $113,000 which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we charged Webb Duval administrative fees of $53,000 and $52,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, our payable to Webb Duval totaled $155,000 which is included in accounts payable on our consolidated balance sheets.

We receive a management fee of $250,000 per year from Southern Dome, which, along with any other reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended March 31, 2008, Southern Dome paid us $63,000 in management fees and $95,000 in other reimbursable costs. As of March 31, 2008, our net receivable from Southern Dome totaled $45,000.

We receive management fees from Bighorn and Fort Union, which, along with any other reimbursable costs, is the total compensation paid to us by Bighorn and Fort Union. For the three months ended March 31, 2008, Bighorn

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party Transactions (continued)

paid us $68,000 in management fees and $103,000 in other reimbursable costs. For the three months ended March 31, 2008, Fort Union paid us $24,000 in management fees. As of March 31, 2008, our receivables from Bighorn and Fort Union totaled $254,000 and $8,000, respectively. As of March 31, 2008, our payables to Bighorn and Fort Union totaled $56,000 and $736,000, respectively.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 10 — Commitments and Contingencies

Commitments

For the three months ended March 31, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,314,000 and $948,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of March 31, 2008, we had fixed contractual commitments to purchase 1,051,750 million British thermal units (“MMBtu”) of natural gas in April 2008. As of March 31, 2008, we had fixed contractual commitments to sell 2,779,285 MMBtu of natural gas in April 2008. All of these contracts are based on index-related market pricing. Using index-related market prices as of March 31, 2008, total commitments to purchase natural gas related to such agreements equaled $9,645,000 and the total commitment to sell natural gas under such agreements equaled $25,462,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During March 2008, natural gas volumes purchased under such contracts equaled 11,022,454 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During March 2008, natural gas volumes sold under such contracts equaled 5,203,669 MMBtu.

In connection with the Cantera Acquisition, we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS”), dated as of July 2, 2003, that provides for annual payments to CMS through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. The earnings thresholds were not met for the years 2004 through 2007; therefore, there were no payments due in 2005, 2006, 2007 or 2008. If the 2008 earnings threshold is met, we will be obligated to pay CMS approximately $22.5 million in March 2009. The Contingent Consideration Note is subordinated to our senior indebtedness.

Also, in connection with the Cantera Acquisition, we assumed two firm transportation agreements with a third-party owner of a natural gas pipeline, under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these two agreements, we are obligated to pay approximately $7,858,000 for the remainder of 2008, $10,471,000 in 2009, $9,961,000 in 2010, $9,927,000 in 2011, $9,840,000 in 2012 and $33,692,000 thereafter. Beginning in April 2007, the majority of our obligations, and beginning in June 2008, all our obligations under these two firm transportation agreements are offset by capacity release agreements between us and third parties, under which they have agreed to use all of our firm transportation capacity through 2019. Both agreements expire on December 31, 2019.

Additionally, we assumed two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $7,629,000 for the remainder of 2008, $10,760,000 for 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. We have sub-contracted approximately 25% of this commitment to a third party for the duration of the contract. These agreements expire in November 2009 and November 30, 2017.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies (continued)

Guarantees

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation or subsidiary lease commitments. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of March 31, 2008, the amount of parental guaranteed obligations totaled approximately $2,600,000, all of which were related to our commodity purchases.

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

Note 11 — Supplemental Disclosures to the Statements of Cash Flows

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Cash payments for interest, net of $527,000 and $361,000 capitalized in 2008 and 2007, respectively	$17,582	$9,620
Cash payments for federal and state income taxes	$—	$—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of March 31, 2008 and 2007 of $5,961,000 and $1,376,000, respectively. Such amounts are not included in the change

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Supplemental Disclosures to the Statements of Cash Flows (continued)

in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 12 —	Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy which allows our management to purchase crude oil, NGLs and natural gas options and enter into swaps in order to reduce our exposure to a substantial adverse change in the prices of those commodities.

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. Changes in the fair value over time are generally recorded to other comprehensive income, or OCI. Gains or losses are recorded to our consolidated statements of operations as forecasted transactions are realized and for ineffectiveness of the hedging relationship, if any.

In January 2008, we purchased puts for ethane, propane, iso-butane, normal butane and West Texas Intermediate crude oil at strike prices reflecting current market conditions, and divested previously acquired put options on these products at lower strike prices to mitigate the impact of decreases in NGL prices. These transactions are settled monthly beginning in January 2008 and ending December 2009. These transactions were conducted through investment grade counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our net costs for these transactions were $15,670,000.

In March 2008, we purchased puts for ethane, propane, iso-butane, normal butane, natural gasoline and West Texas Intermediate crude oil at strike prices reflecting current market conditions, and divested previously acquired put options on these products at lower strike prices to mitigate the impact of decreases in NGL prices. Additionally, we entered into a swap for normal butane to offset a portion of an existing normal butane swap and divested certain natural gas put options. These transactions are settled monthly beginning in April 2008 and ending December 2009. These transactions were conducted through investment grade counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our net costs for these transactions were $10,066,000.

During the three months ended March 31, 2008, we recorded unrealized mark-to-market losses of $4,526,000 and unrealized gains of $42,000 related to ineffectiveness on our risk management portfolio. As of March 31, 2008, the fair value of our commodity hedge portfolio totaled a net liability of $35,204,000, which is comprised of assets aggregating $28,659,000 and liabilities aggregating $63,863,000.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

In January 2008, we entered into two new interest rate swap agreements with an aggregate notional amount of $50 million under which we exchanged the payment of variable rate interest on a portion of the principal

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments (continued)

outstanding under the Credit Facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 3.23% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. These interest rate swaps cover the period from February 2008 through October 2012 and the settlement amounts will be recognized as either an increase or decrease in interest expense.

For the three months ended March 31, 2008, we recognized minimal ineffectiveness on the interest rate swaps totaling $12,000. As of March 31, 2008, the fair value of our interest rate swaps totaled a net liability of $10,170,000, comprised of a $158,000 asset and liabilities aggregating $10,328,000.

Adoption of SFAS No. 157

As discussed in Note 2, effective January 1, 2008, we adopted SFAS No. 157. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments (continued)

requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Commodity derivatives	$—	$—	$28,659	$28,659
Other derivatives	—	158	—	158

Total	$—	$158	$28,659	$28,817

Liabilities:
Commodity derivatives	$—	$—	$(63,863)	$(63,863)
Other derivatives	—	(10,328)	—	(10,328)

Total	$—	$(10,328)	$(63,863)	$(74,191)

Level 3 derivative contracts primarily relate to our natural gas, West Texas Intermediate crude oil, ethane, propane, iso-butane, normal butane and natural gasoline put options, put spread options, call spread options and swaps. We value our Level 3 derivative contracts using forward curves generated through a multi-variable linear regression method.

The following table provides a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands).

Three Months
Ended
March 31, 2008

Balance, January 1, 2008	$(48,194)
Total gains or losses:
Included in earnings	(8,246)
Included in accumulated other comprehensive loss	(4,523)
Purchases, issuances and settlements	25,759
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$(35,204)

Change in unrealized losses relating to instruments still held as of March 31, 2008	$4,484

Unrealized and realized gains and losses for Level 3 recurring items recorded in earnings are included in revenue on the consolidated statements of operations. The effective portion of unrealized gains and losses relating to cash flow hedges are included in accumulated other comprehensive income (loss) on the consolidated balance sheet and statement of members’ capital and comprehensive income (loss). Our management believes an analysis of instruments classified as Level 3 should be undertaken with the understanding that these items are generally economically hedged as a portfolio with instruments that may be classified in Levels 1 and 2. Accordingly, gains or losses associated with Level 3 balances may not necessarily reflect trends occurring in the underlying business. Further, unrealized gains and losses for the period from Level 3 items are often offset by unrealized gains and losses on positions classified in Level 1 or 2, as well as positions that have been realized during the period.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments (continued)

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the period.

Note 13 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes natural gas midstream services in central and eastern Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing and a crude oil pipeline. Our Oklahoma segment includes assets acquired in the Cimmarron Acquisition and our equity investment in Southern Dome.

•	Texas, which performs natural gas gathering and transmission and related operations and natural gas processing, treating, conditioning and related NGL transportation operations in Texas and Louisiana. Our Texas segment includes assets acquired in the Cimmarron Acquisition and Cantera Acquisition and our equity investment in Webb Duval.

•	Rocky Mountains, which performs natural gas gathering and related operations in Wyoming, was acquired through the Cantera Acquisition. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company.

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

Note 13 — Segment Information (continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands). Prior year information has been restated to conform to the current year presentation of our segment information.

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended March 31, 2008:
Sales to external customers	$216,964	$191,358	$11,218	$419,540	$(17,792)	$401,748
Intersegment sales	(518)	518	—	—	—	—
Interest and other financing costs	—	—	—	—	11,392	11,392
Depreciation and amortization	7,109	3,565	670	11,344	226	11,570
Equity in (earnings) loss from unconsolidated affiliates	(1,101)	(291)	996	(396)	—	(396)
Net income (loss)	22,740	30,391	(1,433)	51,698	(37,196)	14,502
Segment assets	782,301	361,784	693,686	1,837,771	(24,961)	1,812,810
Three Months Ended March 31, 2007:
Sales to external customers	$106,537	$107,183	$—	$213,720	$(2,732)	$210,988
Intersegment sales	—	—	—	—	—	—
Interest and other financing costs	—	—	—	—	5,193	5,193
Depreciation and amortization	5,901	2,386	—	8,287	183	8,470
Equity in earnings from unconsolidated affiliates	(214)	(650)	—	(864)	—	(864)
Net income (loss)	10,286	10,135	—	20,421	(11,719)	8,702

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992, and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own and operate natural gas gathering and intrastate transmission pipeline assets and natural gas processing facilities in Oklahoma, Texas, Wyoming and Louisiana.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments, Oklahoma, Texas and Rocky Mountains.

•	Our Oklahoma segment was established as a segment upon our acquisition of ScissorTail in August 2005 and provides midstream natural gas services in central and eastern Oklahoma, including gathering and related compression and dehydration services, natural gas processing. This segment also includes a crude oil pipeline located in southern Oklahoma and north Texas. For the three months ended March 31, 2008 and 2007, this segment generated approximately 60% and 56%, respectively, of our total segment gross margin.

•	Our Texas segment provides midstream natural gas services in southeastern and northern Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant, Sheridan NGL pipeline and our Brenham NGL pipeline. In addition, our Texas segment owns a processing plant located in southwestern Louisiana. For the three months ended March 31, 2008 and 2007, this segment generated approximately 68% and 51%, respectively, of our total segment gross margin.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The Rocky Mountains segment was established as a segment as a result of our acquisition of Cantera in October 2007. For the three months ended March 31, 2008, this segment generated approximately 1% of our total segment gross margin, which represents margins derived from our producer services. The gross margin generated by this segment does not include results associated with our interests in Bighorn or Fort Union, which are reported as equity in earnings (loss) from unconsolidated affiliates.

Corporate and other relate to our risk management activities, intersegment eliminations, and other activities we perform or assets we hold that have not been allocated to any of our reporting segments. For the three months ended March 31, 2008 and 2007, corporate and other generated approximately (29)% and (7)%, respectively, of our total segment gross margin. Total segment gross margin is a non-GAAP financial measure, and includes the sum of our operating segments’ gross margin and the results of our risk management activities that are included in corporate and other. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

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

In our Rocky Mountains segment, we evaluate producer services throughput, which we define as volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and firm capacity volumes under our transportation agreements with WIC that we have released to producers. We also regularly assess the pipeline throughput of Bighorn and Fort Union.

Segment Gross Margin.  We define segment gross margin as our operating segment’s revenue minus cost of sales. Cost of sales includes the following costs and expenses: cost of natural gas and NGLs purchased by us from third parties, cost of natural gas and NGLs purchased by us from affiliates, costs of crude oil purchased by us from third parties, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We define total segment gross margin as the sum of our operating segments’ gross margins and the results of our risk management activities that are included in corporate and other. We view segment gross margin as an important performance measure of the core profitability of our operations. The total segment gross margin data reflects the financial impact of our contract portfolio on our company. This measure is a key component of internal financial reporting and is used by our senior management in deciding how to allocate capital resources among operating segments. With respect to our Oklahoma and Texas segments, our management analyzes segment gross margin per unit of service throughput. With respect to our Rocky Mountains segment, our management analyzes segment gross margin per unit of producer services throughput. Also, our management analyzes the cash distributions our Rocky Mountains segment receives from Bighorn and Fort Union. Both our segment gross margin and total segment gross margin is reviewed monthly for consistency and trend analysis.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.624 per gallon during the first quarter of 2008 compared to $0.224 per gallon during the first quarter of 2007. The average standardized processing margin for the period from January 1, 1989 through March 31, 2008 is $0.127 per gallon.

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

Adjusted EBITDA.  We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation and amortization expense. Because a portion of our net income (loss) is attributable to equity in earnings (loss) from our equity investees (which now include Bighorn and Fort Union in addition to Webb Duval and Southern Dome), our management also calculates Adjusted EBITDA to reflect the depreciation and amortization expense embedded in equity in earnings (loss) from unconsolidated affiliates. Specifically, our management determines Adjusted EBITDA by adding to EBITDA (i) the portion of each equity investee’s depreciation and amortization expense which is proportional to our ownership interest in that equity investee and (ii) the amortization expense attributable to the difference between our carried investment in each equity investee and our underlying equity in its net assets.

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

Distributable Cash Flow.  We define distributable cash flow as net income or loss plus: (i) depreciation and amortization expense; (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) the subtraction of maintenance capital expenditures, (iv) the subtraction of equity in earnings from unconsolidated affiliates and (v) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period. Prior to the first quarter of 2008, we also included in distributable cash flow reimbursements by our pre-IPO investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement. The G&A Cap expired at the end of 2007; therefore we no longer include such reimbursements in distributable cash flow. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important non-GAAP financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly traded partnerships and limited liability companies because the market value of a unit of such an entity is significantly influenced by the amount of cash distributions the entity can pay to a unitholder.

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

Producer Activity Evaluation and Reporting.  We monitor the producer drilling and completion activity in our Texas, Oklahoma and Rocky Mountains areas of operation to identify anticipated changes in production and potential new well attachment opportunities. The continued attachment of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities in Texas, Oklahoma and Rocky Mountains. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines. In all our operating segments, we meet with producers and obtain drilling schedules, if available, to assist us in anticipating future activity on our pipelines.

Imbalance Monitoring and Control.  We continually monitor volumes received and volumes delivered on behalf of third parties to ensure we remain within acceptable imbalance limits during the calendar month. We seek to reduce imbalances because of the inherent commodity price risk that results when receipts and deliveries of natural gas are not balanced concurrently. We have implemented “cash-out” provisions in many of our transportation and gathering agreements to reduce this commodity price risk. Cash-out provisions require that any imbalance that exists between a third party and us at the end of a calendar month is settled in cash based upon a pre-determined pricing formula. This provision ensures that imbalances under such contracts are not carried forward from month-to-month and revalued at higher or lower prices.

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas, Oklahoma and the Rocky Mountains region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital will be favorable because unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

Acquisition Analysis.  In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the assets in relation to our business strategy, expertise required to manage the assets, capital required to integrate and maintain the assets, and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various commodity price scenarios, comparative market parameters and the anticipated earnings and cash flow capabilities of the assets.

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operation” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include statements related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including without limitation in conjunction with the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months
	Ended March 31,
	2008	2007
	($ In thousands)

Total segment gross margin(1)	$61,317	$38,326
Operations and maintenance expenses	11,830	8,498
Depreciation and amortization	11,570	8,470
General and administrative expenses	11,850	7,516
Taxes other than income	741	527
Equity in earnings from unconsolidated affiliates	(396)	(864)

Operating income	25,722	14,179
Interest and other financing costs, net	(10,936)	(4,573)
Provision for income taxes	(284)	(904)

Net income	$14,502	$8,702

Total Segment gross margin:
Oklahoma	$36,570	$21,401
Texas	41,576	19,657
Rocky Mountains	963	—

Segment gross margin	79,109	41,058
Corporate and other(2)	(17,792)	(2,732)

Total segment gross margin(1)	$61,317	$38,326

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$1.81	$1.28
Texas:
Service throughput ($/MMBtu)	$0.66	$0.34
Rocky Mountains:
Service throughput ($/MMBtu)(4)	$0.05	$—
Volumes:
Oklahoma(3)(5) Service throughput (MMBtu/d)	222,006	185,345
Plant inlet volumes (MMBtu/d)	150,610	132,789
NGLs produced (Bbls/d)	14,543	12,286
Crude pipeline throughput (Bbls/d)	3,691	—
Texas:
Service throughput (MMBtu/d)	696,658	639,773
Pipeline throughput (MMBtu/d)(6)	327,998	280,068
Plant Inlet volumes (MMBtu/d)(6)(7)	604,736	572,659
NGLs produced (Bbls/d)(6)(7)	18,082	15,960
Rocky Mountains:
Service throughput (MMBtu/d)(4)	226,721	—
Capital Expenditures:
Maintenance capital expenditures	$3,059	$1,371
Expansion capital expenditures	30,621	18,953

Total capital expenditures	$33,680	$20,324

Operations and maintenance expenses:
Oklahoma	$5,926	$4,370
Texas	5,852	4,128
Rocky Mountains	52	—

Total operations and maintenance expenses	$11,830	$8,498

(1)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “Non-GAAP Financial Measures”.

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the three months ended March 31, 2008, plant inlet volumes for Southern Dome averaged 10,824 MMBtu/d and NGLs produced averaged 448 Bbls/d. For the three months ended March 31, 2007, plant inlet volumes for Southern Dome averaged 5,593 MMBtu/d and NGLs produced averaged 205 Bbls/d.

(4)	Service pipeline throughput represents volumes purchased for resale, volumes gathered utilizing firm capacity gathering agreements with Fort Union and firm capacity volumes under our transportation agreements with Wyoming Interstate Gas Company that we have released to producers in the Powder River Basin. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes transported by Bighorn and Fort Union were 218,025 MMBtu/d and 675,308 MMBtu/d, respectively, for the three months ended March 31, 2008.

(5)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. Plant inlet volumes averaged 99,270 MMBtu/d and NGLs produced averaged 9,994 Bbls/d for the three months ended March 31, 2008 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 85,558 MMBtu/d and NGLs produced averaged 8,394 Bbls/d for the three months ended March 31, 2007 for plants owned by the Oklahoma segment.

(6)	Excludes volumes associated with Copano’s interest in Webb Duval. Gross volumes transported by Webb Duval were 81,138 MMBtu/d and 103,370 MMBtu/d, net of intercompany volumes, for the three months ended March 31, 2008 and 2007, respectively.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 581,051 MMBtu/d and NGLs produced averaged 16,376 Bbls/d for the three months ended March 31, 2008 for plants owned by the Texas segment. Plant inlet throughput averaged 572,659 MMBtu/d and NGLs produced averaged 15,960 Bbls/d for the three months ended March 31, 2007 for plants owned by the Texas segment.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $36.6 million for the three months ended March 31, 2008 compared to $21.4 million for the three months ended March 31, 2007, an increase of $15.2 million, or 71%. The increase in segment gross margin resulted primarily from increases in service throughput, plant inlet volumes and NGLs produced of 20%, 13% and 18%, respectively, and higher NGL prices. Throughput on the crude oil system acquired in May 2007 as part of the Cimmarron acquisition averaged 3,691 Bbls/d for the three months ended March 31, 2008. During the first quarter of 2008, the CenterPoint East natural gas index price averaged $7.20 per MMBtu compared to $6.19 per MMBtu during the first quarter of 2007, an increase of $1.01, or 16%.

Texas Segment Gross Margin.  Texas segment gross margin was $41.6 million for the three months ended March 31, 2008 compared to $19.7 million for three months ended March 31, 2007, an increase of $21.9 million, or 111%. The increase was primarily attributable to increased service throughput and improvements of $18.8 million attributable to increased NGL margins and output at our Houston Central plant and a third party processing plants in north Texas. During the first quarter of 2008, the Houston Ship Channel, or HSC, natural gas index price averaged $7.73 per MMBtu compared to $6.54 per MMBtu during the first quarter of 2007, an increase of $1.19, or 18%. For a discussion of the commodity price environment affecting our Texas segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Rocky Mountains Segment Gross Margin.  The Rocky Mountains segment gross margin totaled $1.0 million for the three months ended March 31, 2008. During this period, producer services throughput averaged 226,721 MMBtu/d with an average margin of $0.05 per MMBtu. Service throughput represents volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and firm capacity volumes under our transportation agreements with WIC that we have released to producers in the Powder River Basin. We acquired the Rocky Mountains segment in October 2007.

Corporate and Other.  The corporate and other loss consists of our commodity risk management activities of $17.8 million for the three months ended March 31, 2008 compared to $2.7 million for the three months ended March 31, 2007. The loss for the first quarter of 2008 is comprised of (i) $7.6 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $4.5 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges and (iii) $5.7 million of net cash settlements paid with respect to expired commodity derivatives. The loss for the three months ended March 31, 2007 consisted of $5.1 million of non-cash amortization expense related to purchased commodity derivatives offset by $2.4 million of cash settlements on expired put derivatives. The increase in the loss related to the commodity risk management activities is primarily due to an increase in our portfolio and the related non-cash amortization expense related to purchased commodity derivatives since the first quarter of 2007 and unrealized losses related to mark-to-market changes.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $11.8 million for the three months ended March 31, 2008 compared to $8.5 million for the three months ended March 31, 2007. The increase of $3.3 million, or 39%, is primarily attributed to (i) increased labor, chemicals and repair expenses in our Oklahoma segment of $1.6 million including activities associated with the Cimmarron assets acquired in May 2007 and (ii) increased labor, chemicals, utilities, lease rentals, mowing, measurement and repair and maintenance expenses of $1.7 million in our Texas segment including activities associated with the Tri-County assets acquired in May 2007 as part of the Cimmarron Acquisition and the Lake Charles plant acquired in October 2007 as part of the Cantera Acquisition.

Depreciation and Amortization.  Depreciation and amortization totaled $11.6 million for the three months ended March 31, 2008 compared with $8.5 million for the three months ended March 31, 2007, an increase of $3.1 million, or 36%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after March 31, 2007, including the Cimmarron Acquisition in May 2007, the Cantera Acquisition in October 2007 and an extensive expansion program in north Texas.

General and Administrative Expenses.  General and administrative expenses totaled $11.9 million for the three months ended March 31, 2008 compared with $7.5 million for the three months ended March 31, 2007, an increase of $4.4 million, or 59%. The increase primarily relates to (i) expenses related to additional personnel, consultants and compensation adjustments of $2.4 million, (ii) expenses incurred by our Oklahoma segment of $0.4 million, including expenses related to Cimmarron assets acquired in May 2007, (iii) accounting fees of $0.4 million, (iv) non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.3 million, (v) costs associated with the Rocky Mountains segment acquired in October 2007 of $0.7 million and (vi) costs of preparing and processing tax K-1s to unitholders of $0.2 million.

Interest Expense.  Interest and other financing costs totaled $11.4 million for the three months ended March 31, 2008 compared with $5.2 million for the three months ended March 31, 2007, an increase of $6.2 million, or 119%. Interest expense related to our senior secured revolving credit facility totaled $3.5 million (net of $0.5 million of capitalized interest and including settlements under our interest rate swaps) and $0.3 million (net of $0.4 million of capitalized interest and settlements under our interest rate swaps) for the three months ended March 31, 2008 and 2007, respectively. Interest on our Senior Notes increased to $7.1 million for the three months ended March 31, 2008 from $4.6 million for the three months ended March 31, 2007 because we issued an additional $125 million of Senior Notes on November 19, 2007. Amortization of debt issue costs totaled $0.8 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Average borrowings under our credit arrangements were $634.6 million and $255.9 million with average interest rates of 7.4% and 8.3% for the three months ended March 31, 2008 and 2007, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness” for a detailed discussion of our senior secured revolving credit facility and our Senior Notes.

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

Off-Balance Sheet Arrangements.  We had no off-balance sheet arrangements as of March 31, 2008.

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

During the three months ended March 31, 2008, our capital expenditures totaled $33.7 million, consisting of $3.1 million of maintenance capital and $30.6 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our senior secured revolving credit facility. Expansion capital expenditures were related to the acquisition and construction of small pipeline systems, purchasing compressors and constructing well interconnects to attach volumes in new areas. We expect to fund future capital expenditures with funds generated from our operations, borrowings under our senior secured revolving credit facility and the issuance of additional equity or debt as appropriate given market conditions. Based on our current scope of operations, we anticipate incurring approximately $11.0 million to $13.0 million of maintenance capital expenditures over the next 12 months.

Operating Cash Flows.

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Net income	$14,502	$8,702
Depreciation and amortization	12,338	8,779
Equity in earnings from unconsolidated affiliates	(396)	(864)
Distributions from unconsolidated affiliates	4,276	—
Equity-based compensation and other	1,036	1,449
Cash (used in) provided by working capital	(12,578)	5,924

Net cash provided by operating activities	$19,178	$23,990

The overall decrease of $4.8 million in operating cash flow for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily the result of (i) decreases in working capital components (exclusive of cash and cash equivalents) of $18.4 million offset by (ii) an increase in net income of

$5.8 million, (ii) an increase in distributions from Bighorn, Fort Union, Webb Duval and Southern Dome, our unconsolidated affiliates, of $4.3 million and (iii) an increase in non-cash items of $3.5 million. The decrease in the changes in working capital components (exclusive of cash and cash equivalents) was primarily the result of increases in accounts receivable and prepaid items of $18.7 million and risk management assets of $19.8 million and increases in accounts payable and accrued liabilities of $20.1 million.

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

Investing Cash Flows.  Net cash used in investing activities was $31.6 million for the three months ended March 31, 2008 compared to $17.0 million for the three months ended March 31, 2007. Investing activities for 2008 included (i) $28.7 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of a new processing plant in north Texas and constructing well interconnects to attach volumes in new areas and (ii) $3.3 million of investment in Bighorn, offset by (iii) $0.4 million of distributions from Fort Union and Webb Duval in excess of equity earnings and other. Investing activities for 2007 included (a) $18.8 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden processing plant and progress payments for the purchase of compression offset by (b) $1.8 million in distributions from our investments in Webb Duval and Southern Dome, our unconsolidated affiliates.

Financing Cash Flows.  Net cash used in financing activities totaled $23,000 during the three months ended March 31, 2008 and included (i) borrowing under our Credit Facility of $20.0 million, (ii) capital contributions of $4.1 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.2 million, offset by (a) distributions to our unitholders of $24.2 million and (b) deferred financing costs of $0.1 million. Net cash provided by financing activities totaled $3.3 million during the three months ended March 31, 2007 and included (i) borrowing under our Credit Facility of $20.0 million, (ii) capital contributions of $1.5 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.4 million offset by (a) net repayments under our debt arrangements of $0.6 million, (b) distributions to our unitholders of $16.9 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million.

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

On January 16, 2008, our Board of Directors declared a cash distribution for the quarter ended December 31, 2007 of $0.51 per unit for all outstanding common units. The distribution, totaling $24.3 million, was paid on February 14, 2008 to holders of record at the close of business on February 1, 2008.

On April 16, 2008, our Board of Directors declared a cash distribution for the quarter ended March 31, 2008 of $0.53 per unit for all outstanding common units. The distribution totaling $25.5 million will be paid on May 15, 2008 to holders of record at the close of business on May 1, 2008.

The amounts required to pay the current distribution of $0.53 per unit, or $2.12 per unit annualized, to our common unitholders is $25.5 million per quarter, or $102.0 million annualized, based on the total number of common units outstanding as of May 1, 2008. These amounts include distributions related to restricted units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the respective restricted units and phantom units. As of May 1, 2008, we had 336,660 outstanding restricted and phantom units. These amounts do not include future distributions on common units underlying our 789,705 outstanding Class C units which automatically convert to common units in one-half installments on November 1, 2008 and May 1, 2009 or future distributions on the common units underlying our Class D or Class E units.

Our Indebtedness

As of March 31, 2008, our aggregate outstanding indebtedness totaled $650.0 million.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of B1 with a positive outlook, a B2 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our Senior Notes.

Senior Secured Revolving Credit Facility.  As of March 31, 2008, we had $300 million of outstanding borrowing under our Credit Facility, a $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, that matures October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

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

The effective average interest rate on borrowings under the Credit Facility was 6.3% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.20% as of March 31, 2008 (0.25% as of April 4, 2008). Interest and other financing costs related to the Credit Facility totaled $4.4 million for the three months ended March 31, 2008.

Based upon our total debt to EBITDA ratio calculated as of March 31, 2008 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $250 million of unused capacity under the amended Credit Facility. We are in compliance with the covenants under the Credit Facility as of March 31, 2008.

Senior Notes.  As of March 31, 2008, we had $350 million of Senior Notes due 2016 outstanding. Interest and other financing costs related to the Senior Notes totaled $7.3 million for the three months ended March 31, 2008.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, which are related to revenue recognition, depreciation, amortization and impairment of long-lived assets and equity method of accounting, and which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin (which consists of the sum of individual segment gross margins and corporate and other) to the GAAP financial measure of operating income and (ii) EBITDA and Adjusted EBITDA to the GAAP financial measures of net income and cash flows from operating activities (in thousands).

	Three Months
	Ended March 31,
	2008	2007

Reconciliation of total segment gross margin to operating income:
Operating income	$25,722	$14,179
Add: Operations and maintenance expenses	11,830	8,498
Depreciation and amortization	11,570	8,470
General and administrative expenses	11,850	7,516
Taxes other than income	741	527
Equity in earnings from unconsolidated affiliates	(396)	(864)

Total segment gross margin	$61,317	$38,326

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$14,502	$8,702
Add: Depreciation and amortization	11,570	8,470
Interest and other financing costs	11,392	5,193
Provision for income taxes	284	904

EBITDA	37,748	23,269
Add: Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,269	248
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,599	(3)

Adjusted EBITDA	$43,616	$23,514

Reconciliation of EBITDA and Adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$19,178	$23,990
Add: Cash paid for interest and other financing costs	10,624	4,883
Equity in earnings from unconsolidated affiliates	396	864
Distributions from unconsolidated affiliates	(4,276)	—
Risk management activities	17,240	(2,615)
Increase in working capital and other	(5,414)	(3,853)

EBITDA	37,748	23,269
Add: Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,269	248
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,599	(3)

Adjusted EBITDA	$43,616	$23,514

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk.  NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of March 31, 2008.

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

Our Texas pipeline systems purchase natural gas for transportation and resale and also transport and provide other services on a fee-for-service basis. A significant portion of the margins we realize from purchasing and reselling the natural gas is based on a percentage of a stated index price. Accordingly, these margins decrease in periods of low natural gas prices and increase during periods of high natural gas prices. Although fees for natural gas that we transport on our pipeline systems for the account of others are primarily fixed fee, our Texas contracts also include a percentage-of-index component in a number of cases.

A significant portion of the gas processed by our Texas segment is processed under keep-whole with fee arrangements. Under these arrangements, increases in NGL prices or decreases in natural gas prices generally have a positive impact on our gross margins and, conversely, a reduction in NGL prices or increases in natural gas prices generally negatively impact our gross margins. However, the ability of our Houston Central plant to operate in a conditioning mode provides an operational hedge that allows us to reduce our Texas processing operations’ commodity price exposure.

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

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.4 million to our total segment gross margin for the three months ended March 31, 2008. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.2 million decrease to our total segment gross margin, and vice versa, for the three months ended March 31, 2008. These relationships are not necessarily linear. Although our sensitivity analysis takes into account our hedge portfolio, it does not fully reflect the effects of our hedging program due to the prices received for natural gas and NGLs during the three months ended March 31, 2008. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

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

Commodity Price Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our risk management policy, which, as amended in March 2008, allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil to hedge natural gas liquids produced or condensate collected by us or an entity or asset to be acquired by us if a binding purchase and sale agreement has been executed (a “Pending Acquisition”);

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or a Pending Acquisition;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or a Pending Acquisition, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or a Pending Acquisition.

Our policy also limits the maturity and notional amounts of our derivatives transactions and requires that:

•	Maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	We may not (i) purchase crude oil or natural gas liquids put options, (ii) purchase natural gas put or call options, (iii) purchase fractionation spread or processing margin spread put options or (iv) enter into any crude oil, natural gas or natural gas liquids spread options permitted by the policy if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged commodity would be an amount in excess of 80% of the projected requirements or output, as applicable, for the hedged period (a calendar year or any remaining portion thereof). Notwithstanding this limitation, we are not required to divest outstanding hedge positions except to the extent net notional hedged volumes with respect to an underlying hedged commodity exceed 100% of the projected requirements or output, as applicable, for the hedged period; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed the lesser of 50% of the aggregate hedged position or 35% of the projected requirements or output with respect to such product.

Our policy of limiting swaps relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

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

Our Commodity Hedge Portfolio

The following tables summarize our commodity hedge portfolio as of March 31, 2008 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)

2008	$7.75	3,100
2009	$6.95	5,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike
	(Per MMBtu)		Call Volumes
	Bought	Sold	(MMBtu/d)

2008	$8.15	$10.00	9,400
2009	$7.75	$10.00	8,000
2010	$7.35	$10.00	7,100
2011	$6.95	$10.00	7,100

Purchased Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.5700	607	$0.5650	607
2008	$0.6250	2,900	$0.6525	1,300
2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

Purchased Purity Ethane Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2008	$0.93	$0.625	1,100
2008	$0.93	$0.570	607
April — December 2008	$0.85	$0.625	1,700
2009	$0.83	$0.590	1,100
2009	$0.79	$0.590	1,100

Purchased TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.8360	2,594	$0.8700	745
2008	$0.8975	1,100	—	—
2008	$1.0500	396	—	—
2009	$0.8725	2,200	—	—
2009	$0.9650	1,000	$1.0275	1,000
2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700

Purchased TET Propane Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2008	$1.44	$0.8360	2,000
April — December 2008	$1.38	$0.8360	594
April — December 2008	$1.38	$0.8975	370
2009	$1.33	$0.8725	1,600
2009	$1.33	$0.8725	600
2009	$1.33	$0.9650	100

Purchased Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.9900	622	$1.0450	92
2008	$1.0900	250	—	—
2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100

Purchased Non-TET Isobutane Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2008	$1.67	$0.99	400
April — December 2008	$1.71	$0.99	222
2009	$1.62	$1.06	175
2009	$1.57	$1.06	275
2009	$1.62	$1.16	100

Purchased Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.9875	810	$1.0400	271
2008	$1.0800	300	—	—
2009	$1.0525	700	—	—
2009	$1.1400	400	$1.2275	400
2009	—	—	$(1.7025)	(320)
2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200

Purchased Non-TET Normal Butane Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2008	$1.66	$0.9875	500
April — December 2008	$1.65	$0.9875	300
2009	$1.58	$1.0525	150
2009	$1.54	$1.0525	550
2009	$1.58	$1.14	200

Purchased Non-TET Natural Gasoline Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$1.4850	300	$1.5850	300
2009	$1.4400	200	$1.5400	200
2010	$1.4080	300	—	—
2011	$1.4100	300	—	—

Purchased Non-TET Natural Gasoline Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2009	$1.98	$1.44	120

Purchased WTI Crude Oil Puts

	Put Strike	Put Volumes
	(Per Barrel)	(Bbls/d)

2008	$55.00	1,000
2008	$60.00	700
2009	$55.00	1,000
2009	$60.00	500
2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000
2011	$60.00	400

Purchased WTI Crude Oil Put Spread Options

	Put Strike
	(Per MMBtu)		Put Volumes
	Bought	Sold	(Barrels/d)

2008	$91.50	$55.00	850
April — December 2008	$97.00	$55.00	150
April — December 2008	$97.00	$60.00	610
2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500

As of March 31, 2008, the net fair value of our commodity hedge portfolio totaled a net liability of $35.2 million, which is comprised of assets aggregating $28.7 million and liabilities aggregating $63.9 million. See Note 12 to the unaudited consolidated financial statements.

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

In January 2008, we entered into two new interest rate swap agreements with an aggregate notional amount of $50 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 3.23% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. These interest rate swaps cover the period from February 2008 through October 2012 and the settlement amounts will be recognized as either an increase or decrease in interest expense.

For the three months ended March 31, 2008, we recognized minimal ineffectiveness on the interest rate swaps. As of March 31, 2008, the fair value of our interest rate swaps totaled a net liability of $10.2 million, comprised of a $0.1 million asset and liabilities aggregating $10.3 million.

As of March 31, 2008, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $300.0 million, of which $210.0 million was hedged with interest rate swaps to convert our floating interest rate to a fixed rate of 4.36%. Our Credit Facility had an average floating interest rate of 4.65% as of March 31, 2008 and a 1% increase in interest rates on the amount of debt in excess of the $210.0 million that was hedged would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.

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

Credit Risk.  We are diligent in attempting to ensure that we provide credit to only credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the three months ended March 31, 2008, Enterprise Products Operating, L.P. (17%), ONEOK Energy Services, L.P. (16%), ONEOK Hydrocarbons, L.P. (13%), Kinder Morgan Texas Pipeline, L.P. (9%), DCP Midstream, L.P. (7%), TEPPCO Crude Oil, L.L.C. (5%) and Enogex, Inc. (4%) collectively accounted for approximately 71% of our revenue. As of March 31, 2008, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services.

Item 4.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2008, and (ii) no change in our internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any legal proceedings that are material to us. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statues to which we are subject. Please see Note 10 — “Commitments and Contingencies” to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors as set forth in our 2007 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special unitholders meeting on March 13, 2008. A brief description of the proposal and the voting results follows:

A company proposal to change the terms of our Class E units to provide that, upon payment of Copano’s cash distribution attributable to the third quarter of 2008, 5,598,836 outstanding Class E units will convert automatically into 5,598,836 common units, which Copano would issue to the Class E unitholders upon conversion.

For	33,219,013
Against	141,424
Abstentions	98,493

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number		Description

2.1		Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2		Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3		Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1		Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5		Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6		Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
10.1		2008 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 9, 2008.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer