Form 10-Q
period 2008-06-30
Copano Energy, L.L.C.
filed 2008-08-08
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

There were 47,860,539 common units of Copano Energy, L.L.C. outstanding at August 1, 2008. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$47,741	$72,665
Accounts receivable, net	172,080	127,534
Risk management assets	7,308	3,289
Prepayments and other current assets	3,128	3,881

Total current assets	230,257	207,369

Property, plant and equipment, net	761,568	694,727
Intangible assets, net	199,116	200,546
Investment in unconsolidated affiliates	643,835	632,725
Risk management assets	30,968	10,598
Other assets, net	34,207	23,118

Total assets	$1,899,951	$1,769,083

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$220,132	$147,046
Accrued interest	12,942	11,319
Accrued tax liability	388	3,919
Risk management liabilities	39,856	27,710
Other current liabilities	20,068	12,931

Total current liabilities	293,386	202,925

Long-term debt (includes $739 and $773 bond premium as of June 30, 2008 and December 31, 2007, respectively)	680,739	630,773
Deferred tax provision	1,484	1,231
Risk management and other noncurrent liabilities	56,306	40,018
Commitments and contingencies (Note 10)
Members’ capital:
Common units, no par value, 47,820,105 units and 47,366,048 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	675,606	661,585
Class C units, no par value, 789,705 units and 1,184,557 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	26,995	40,492
Class D units, no par value, 3,245,817 units issued and outstanding as of June 30, 2008 and December 31, 2007	112,454	112,454
Class E units, no par value, 5,598,839 units issued and outstanding as of June 30, 2008 and December 31, 2007	175,634	175,634
Paid-in capital	29,684	23,773
Accumulated deficit	(20,003)	(7,867)
Accumulated other comprehensive loss	(132,334)	(111,935)

	868,036	894,136

Total liabilities and members’ capital	$1,899,951	$1,769,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except unit information)

Revenue:
Natural gas sales	$235,000	$140,052	$415,887	$251,329
Natural gas liquids sales	179,031	116,025	333,112	203,912
Crude oil sales	57,183	14,220	98,365	14,220
Transportation, compression and processing fees	16,442	4,192	29,124	8,440
Condensate and other	13,622	7,231	26,538	14,807

Total revenue	501,278	281,720	903,026	492,708

Costs and expenses:
Cost of natural gas and natural gas liquids	369,766	220,460	667,234	392,236
Cost of crude oil purchases	56,021	13,610	95,863	13,610
Transportation	3,416	1,218	6,537	2,104
Operations and maintenance	13,065	9,675	24,895	18,173
Depreciation and amortization	12,767	9,825	24,337	18,295
General and administrative	10,936	7,700	22,786	15,216
Taxes other than income	729	1,029	1,470	1,556
Equity in earnings from unconsolidated affiliates	(4,788)	(754)	(5,184)	(1,618)

Total costs and expenses	461,912	262,763	837,938	459,572

Operating income	39,366	18,957	65,088	33,136
Other income (expense):
Interest and other income	278	705	734	1,325
Interest and other financing costs	(16,077)	(6,179)	(27,469)	(11,372)

Income before income taxes	23,567	13,483	38,353	23,089
Provision for income taxes	(365)	(175)	(649)	(1,079)

Net income	$23,202	$13,308	$37,704	$22,010

Basic net income per common unit:
Net income per common unit	$0.49	$0.31	$0.79	$0.53
Weighted average number of common units	47,672	42,748	47,524	40,556

Diluted net income per common unit:
Net income per common unit	$0.40	$0.31	$0.65	$0.52
Weighted average number of common units	58,010	43,475	57,967	41,199

Basic net income per subordinated unit:
Net income per subordinated unit	$—	$—	$—	$0.21
Weighted average number of subordinated units	—	—	—	1,711

Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$—	$—	$0.21
Weighted average number of subordinated units	—	—	—	1,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Cash Flows From Operating Activities:
Net income	$37,704	$22,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,337	18,295
Amortization of debt issue costs	1,619	615
Equity in earnings from unconsolidated affiliates	(5,184)	(1,618)
Distributions from unconsolidated affiliates	11,718	2,111
Equity-based compensation	1,808	1,327
Deferred tax provision	253	917
Other noncash items	(85)	(20)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44,258)	(16,019)
Prepayments and other current assets	753	1,315
Risk management assets	(28,465)	(18,994)
Accounts payable	62,605	24,115
Other current liabilities	15,180	6,837

Net cash provided by operating activities	77,985	40,891

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(76,995)	(40,627)
Additions to intangible assets	(3,849)	(1,763)
Acquisitions	(77)	(55,327)
Investment in unconsolidated affiliates	(18,809)	—
Distributions from unconsolidated affiliates	877	381
Other	(2,701)	103

Net cash used in investing activities	(101,554)	(97,233)

Cash Flows From Financing Activities:
Proceeds from long-term debt	364,000	—
Repayment of long-term debt	(314,000)	94,000
Repayment of short-term notes payable	—	(1,116)
Deferred financing costs	(6,350)	(608)
Distributions to unitholders	(49,585)	(34,690)
Capital contributions from Pre-IPO Investors (Note 7)	4,103	5,054
Equity offering costs	(47)	(481)
Proceeds from option exercises	524	585

Net cash (used in) provided by financing activities	(1,355)	62,744

Net (decrease) increase in cash and cash equivalents	(24,924)	6,402
Cash and cash equivalents, beginning of year	72,665	39,484

Cash and cash equivalents, end of period	$47,741	$45,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

											Accumulated
	Common		Class C		Class D		Class E			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Loss	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2007	47,366	$661,585	1,184	$40,492	3,246	$112,454	5,599	$175,634	$23,773	$(7,867)	$(111,935)	$894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	4,103	—	—	4,103	$—
Conversion of Class C units into common units	394	13,497	(394)	(13,497)	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	(49,840)	—	(49,840)	—
Option exercises	32	524	—	—	—	—	—	—	—	—	—	524	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,808	—	—	1,808	—
Vested restricted units	16	—	—	—	—	—	—	—	—	—	—	—	—
Vested phantom units	12	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	37,704	—	37,704	37,704
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	23,915	23,915	23,915
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(44,314)	(44,314)	(44,314)

Comprehensive income													$17,305

Balance, June 30, 2008	47,820	$675,606	790	$26,995	3,246	$112,454	5,599	$175,634	$29,684	$(20,003)	$(132,334)	$868,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation. Basic and diluted net income per subordinated unit amounts for the six months ended June 30, 2007 previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007 have been adjusted due to a clerical error in the computation. Both basic and dilutive net income per subordinated unit were previously disclosed as $0.26. The change in the computation did not have an effect on financial statement amounts or basic and diluted net income per common unit.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our statements reflect all normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, our management believes that the disclosures are adequate to

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Organization and Basis of Presentation (Continued)

make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 —	New Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations”. We are currently evaluating the impact of SFAS No. 141(R) on our consolidated statements of operations, cash flow and financial position. SFAS No. 141(R) is effective for fiscal years beginning after November 15, 2008.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard is effective for reporting periods beginning after November 15, 2007. We adopted this statement beginning January 1, 2008 and the adoption had no material impact on our consolidated financial position or results of operations. See Note 12 for additional information with respect to our adoption of SFAS No. 157.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. We adopted this statement beginning January 1, 2008 and have chosen not to measure items subject to SFAS No. 159 at fair value. Accordingly, the adoption had no material impact on our consolidated results of operations, cash flows or financial position.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” We are currently evaluating the impact of SFAS No. 160 on our consolidated statements of operations, cash flows and financial position. SFAS No. 160 is effective for fiscal years beginning after November 15, 2008.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — New Accounting Pronouncements (Continued)

agreements. We are currently evaluating SFAS No. 161 related to our derivative and hedging activity disclosures. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and an acquired customer relationship. We amortize intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense was $2,659,000 and $1,660,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $5,301,000 and $3,022,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated aggregate amortization expense remaining for 2008 and each of the succeeding periods indicated is approximately: 2008 — $6,909,000; 2009 — $10,593,000; 2010 — $10,564,000; 2011 — $10,548,000; 2012 — $10,485,000; and 2013 — $10,362,000.

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Rights-of-way and easements, at cost	$107,310	$104,427
Less accumulated amortization for rights-of-way and easements	(8,640)	(8,922)
Contracts	107,885	107,885
Less accumulated amortization for contracts	(12,082)	(7,654)
Customer relationship	5,184	5,204
Less accumulated amortization for customer relationship	(541)	(394)

Intangible assets, net	$199,116	$200,546

As of June 30, 2008, the weighted average amortization period for all of our intangible assets was 22 years. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationship was 24 years, 20 years and 14 years, respectively, as of June 30, 2008.

Note 4 —	Acquisitions

Acquisition of Cantera Natural Gas, LLC

We acquired all of the membership interests in Cantera, now Copano Natural Gas/Rocky Mountains, LLC, on October 1, 2007, and closed the acquisition October 19, 2007, pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Energy/Rocky Mountains, L.L.C. and Cantera Resources Holdings LLC (the “Cantera Acquisition”) for $732.8 million in cash and securities (the “Consideration”). The Consideration consisted of $623.6 million in cash (including $61.1 million of estimated net working capital and closing and post-closing adjustments) and 3,245,817 Copano Class D units issued to the seller. We funded the cash portion of the Consideration through a private placement of $335 million in equity securities pursuant to a Class E and Common Unit Purchase Agreement, dated August 31, 2007 with a group of accredited investors (the “Unit Purchase Agreement”), and borrowings of $270 million under the Credit Facility (Note 6). The purchase price of the Cantera Acquisition has not been finalized since a conditional obligation exists related to a “Contingent Consideration Note” (discussed in Note 10) we assumed as part of the acquisition.

Cantera’s assets consist primarily of 51.0% and 37.04% managing member interests, respectively, in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company, or WIC. Bighorn and Fort Union operate natural gas gathering systems in Wyoming’s Powder River Basin.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (Continued)

Acquisition of Cimmarron Gathering, LP

On May 1, 2007, we acquired all of the partnership interests in Cimmarron Gathering, LP (“Cimmarron”), a Texas limited partnership, for approximately $97.2 million in cash and securities (the “Initial Cimmarron Acquisition”). The consideration consisted of $43.2 million of cash and 1,579,409 Class C units valued at approximately $54.0 million. The cash portion of the consideration was funded with borrowings under our Credit Facility discussed in Note 6. As a result of the Initial Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and east Oklahoma and in north Texas, including Cimmarron’s 70% undivided interest in the Tri-County gathering system located in north Texas (the “Tri-County System”). In June 2007, we acquired the remaining 30% interest in the Tri-County System for $15.3 million in cash (the “Additional Cimmarron Acquisition” and together with the Initial Cimmarron Acquisition, the “Cimmarron Acquisition”).

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	(In thousands, except per unit information)

Pro Forma Earnings Data:
Revenue	$342,114	$632,899
Costs and expenses	$318,017	$594,992
Equity in earnings from unconsolidated affiliates	$996	$2,100
Operating income	$24,097	$37,907
Income before extraordinary items	$24,097	$13,020
Net income	$12,052	$13,020
Basic net income per common unit:
As reported units outstanding	42,748	40,556
Pro forma units outstanding	47,281	45,089
As reported net income per unit	$0.31	$0.53
Pro forma net income per unit	$0.25	$0.28
Diluted net income per common unit:
As reported units outstanding	43,475	41,199
Pro forma units outstanding	58,435	56,156
As reported net income per unit	$0.31	$0.52
Pro forma net income per unit	$0.21	$0.23
Basic net income per subordinated unit:
As reported units outstanding	—	1,711
Pro forma units outstanding	—	1,711
As reported net income per unit	$—	$0.21
Pro forma net income per unit	$—	$0.21
Diluted net income per subordinated unit:
As reported units outstanding	—	1,711
Pro forma units outstanding	—	1,711
As reported net income per unit	$—	$0.21
Pro forma net income per unit	$—	$0.19

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investment in Unconsolidated Affiliates

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. Our investments in unconsolidated affiliates totaled $643,835,000 as of June 30, 2008.

The summarized financial information for our equity investments as of and for the six months ended June 30, 2008 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$17,303	$24,023	$17,959	$1,759
Operating expenses	(6,544)	(2,133)	(14,475)	(300)
Depreciation	(2,056)	(2,814)	(367)	(387)
Interest income (expense) and other	63	(3,174)	3	17

Net income	8,766	15,902	3,120	1,089
Ownership %	51%	37.04%	69.5%	62.5%

	4,471	5,890	2,168	681
Priority allocation of earnings and other	701	225	—	—
Copano’s share of management fees charged	117	18	88	67
Amortization of difference between the carried investment and the underlying equity in net assets	(5,995)	(3,212)	(5)	10

Equity in (loss) earnings from unconsolidated affiliates	$(706)	$2,921	$2,251	$758

Distributions	$5,867	$3,778	$2,189	$688

Current assets	$8,715	$27,772	$5,708	$1,733
Noncurrent assets	99,612	190,715	16,699	7,135
Current liabilities	(2,202)	(22,746)	(5,673)	(311)
Noncurrent liabilities	—	(106,532)	—	(52)

Net assets	$106,125	$89,209	$16,734	$8,505

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Investment in Unconsolidated Affiliates (Continued)

The summarized financial information for our equity investments for the six months ended June 30, 2007 is as follows (in thousands):

	Southern Dome	Webb Duval

Operating revenue	$6,520	$2,181
Operating expenses	(5,539)	(209)
Depreciation	(366)	(384)
Interest income and other	6	37

Net income	621	1,625
Ownership %	69.5%	62.5%

	432	1,016
Copano’s share of management fees charged	87	65
Amortization of difference between the carried investment and the underlying equity in net assets	(5)	10

Equity in earnings from unconsolidated affiliates	$514	$1,091

Distributions	$904	$1,589

Note 6 —	Long-Term Debt

A summary of our debt follows (in thousands):

	June 30,	December 31,
	2008	2007

Long-term debt:
Credit Facility	$30,000	$280,000
Senior Notes:
8.125% senior notes due 2016	350,000	350,000
Unamortized bond premium	739	773
7.75% senior notes due 2018	300,000	—

Total Senior Notes	650,739	350,773

Total	$680,739	$630,773

Credit Facility

Our $550 million senior secured revolving credit facility (the “Credit Facility”) is provided by Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders. The Credit Facility matures on October 18, 2012, and borrowings under the Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with its terms, including certain financial covenants. We are in compliance with the covenants under the Credit Facility as of June 30, 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt (Continued)

The effective average interest rate on borrowings under the Credit Facility was 6.2% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of June 30, 2008. Interest and other financing costs related to the Credit Facility totaled $7,110,000 for the six months ended June 30, 2008. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of June 30, 2008, the unamortized portion totaled $9,272,000.

Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests owned by Cimmarron Gathering, LP), all of which are party to the Credit Facility as guarantors. Our less than wholly owned subsidiaries have not pledged their assets to secure the Credit Facility or guaranteed our obligations under the Credit Facility.

8.125% Senior Notes Due 2016

In February 2006 and November 2007, we issued $225 million and $125 million, respectively, in aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”). Interest and other financing costs related to the 2016 Notes totaled $14,634,000 for the six months ended June 30, 2008. Costs incurred in connection with the issuance of the 2016 Notes are being amortized over the term of the 2016 Notes and, as of June 30, 2008, the unamortized portion totaled $6,900,000. We are in compliance with the covenants under the 2016 Notes as of June 30, 2008.

The 2016 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2016 Notes).

7.75% Senior Notes Due 2018

On May 16, 2008, we and our subsidiary, Copano Energy Finance Corporation, issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) in a private placement. We used the net proceeds from the 2018 Notes, after deducting initial purchaser discounts and offering costs of $6,542,000, to reduce the balance outstanding under our Credit Facility. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of June 30, 2008, the unamortized portion totaled $6,461,000. Interest and other financing costs relating to the 2018 Notes totaled $3,052,000 for the six months ended June 30, 2008. Interest on the 2018 Notes is payable each June 1 and December 1, commencing December 1, 2008.

The Indenture governing the 2018 Notes contains covenants that, among other things, limit our ability and our guarantor subsidiaries’ ability to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments between guarantor subsidiaries or from guarantor subsidiaries to Copano; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create subsidiaries that are not guarantors under the Credit Facility; and (x) enter into sale and leaseback transactions. We are in compliance with the covenants under the 2018 Notes as of June 30, 2008.

The Indenture governing the 2018 Notes also provides for customary events of default. Generally, if an event of default occurs and is continuing, the trustee or the holders of 25% of the principal amount of 2018 Notes may declare the 2018 Notes immediately due and payable. If a default relates to bankruptcy, insolvency or reorganization of Copano or any significant restricted subsidiary or group of subsidiaries, then the 2018 Notes become due and payable automatically.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt (Continued)

The 2018 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2018 Notes).

We also entered into a registration rights agreement with the initial purchasers of the 2018 Notes, under which we agreed to conduct a registered exchange offer for, or to file a shelf registration statement relating to, the 2018 Notes, but only if, on March 17, 2009, the 2018 Notes are not free of restrictive legends and freely tradable pursuant to Rule 144 under the Securities Act. If we fail to satisfy our obligations under the registration rights agreement, we may have to pay additional interest to holders of the 2018 Notes.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008						December 31, 2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,395	$—	$46,346	$—	$—	$47,741	$10,018	$—	$62,647	$—	$—	$72,665
Accounts receivable, net	2	—	172,078	—	—	172,080	476	—	127,058	—	—	127,534
Intercompany receivable	37,338	—	(37,338)	—	—	—	37,027	—	(37,027)	—	—	—
Risk management assets	—	—	7,308	—	—	7,308	—	—	3,289	—	—	3,289
Prepayments and other current assets	699	—	2,429	—	—	3,128	877	—	3,004	—	—	3,881

Total current assets	39,434	—	190,823	—	—	230,257	48,398	—	158,971	—	—	207,369

Property, plant and equipment, net	241	—	761,327	—	—	761,568	264	—	694,463	—	—	694,727
Intangible assets, net	—	—	199,116	—	—	199,116	—	—	200,546	—	—	200,546
Investment in unconsolidated affiliates	—	—	643,835	643,835	(643,835)	643,835	—	—	632,725	632,725	(632,725)	632,725
Investment in consolidated subsidiaries	1,503,295	—	—	—	(1,503,295)	—	1,473,187	—	—	—	(1,473,187)	—
Risk management assets	—	—	30,968	—	—	30,968	—	—	10,598	—	—	10,598
Other assets, net	22,632	—	11,575	—	—	34,207	17,589	—	5,529	—	—	23,118

Total assets	$1,565,602	$—	$1,837,644	$643,835	$(2,147,130)	$1,899,951	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$312	$—	$219,820	$—	$—	$220,132	$35	$—	$147,011	$—	$—	$147,046
Accrued interest	12,662	—	280	—	—	12,942	11,319	—	—	—	—	11,319
Accrued tax liability	388	—	—	—	—	388	483	—	3,436	—	—	3,919
Risk management liabilities	—	—	39,856	—	—	39,856	—	—	27,710	—	—	27,710
Other current liabilities	1,467	—	18,601	—	—	20,068	882	—	12,049	—	—	12,931

Total current liabilities	14,829	—	278,557	—	—	293,386	12,719	—	190,206	—	—	202,925

Long-term debt	680,739	—	—	—	—	680,739	630,773	—	—	—	—	630,773
Deferred tax provision	1,484	—	—	—	—	1,484	1,231	—	—	—	—	1,231
Risk management and other noncurrent liabilities	514	—	55,792	—	—	56,306	579	—	39,439	—	—	40,018
Members’/Partners’ capital:
Common units	675,606	—	—	—	—	675,606	661,585	—	—	—	—	661,585
Class C units	26,995	—	—	—	—	26,995	40,492	—	—	—	—	40,492
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Class E units	175,634	—	—	—	—	175,634	175,634	—	—	—	—	175,634
Paid-in capital	29,684	1	1,531,385	634,302	(2,165,688)	29,684	23,773	1	1,507,285	628,375	(2,135,661)	23,773
Accumulated (deficit) earnings	(20,003)	(1)	104,244	9,533	(113,776)	(20,003)	(7,867)	(1)	77,837	4,350	(82,186)	(7,867)
Accumulated other comprehensive loss	(132,334)	—	(132,334)	—	132,334	(132,334)	(111,935)	—	(111,935)	—	111,935	(111,935)

	868,036	—	1,503,295	643,835	(2,147,130)	868,036	894,136	—	1,473,187	632,725	(2,105,912)	894,136

Total liabilities and members’/partners’ capital	$1,565,602	$—	$1,837,644	$643,835	$(2,147,130)	$1,899,951	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$235,000	$—	$—	$235,000	$—	$—	$140,052	$—	$—	$140,052
Natural gas liquids sales	—	—	179,031	—	—	179,031	—	—	116,025	—	—	116,025
Crude oil sales	—	—	57,183	—	—	57,183	—	—	14,220	—	—	14,220
Transportation, compression and processing fees	—	—	16,442	—	—	16,442	—	—	4,192	—	—	4,192
Condensate and other	—	—	13,622	—	—	13,622	—	—	7,231	—	—	7,231

Total revenue	—	—	501,278	—	—	501,278	—	—	281,720	—	—	$281,720

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	369,766	—	—	369,766	—	—	220,460	—	—	220,460
Cost of crude oil	—	—	56,021	—	—	56,021	—	—	13,610	—	—	13,610
Transportation	—	—	3,416	—	—	3,416	—	—	1,218	—	—	1,218
Operations and maintenance	553	—	12,512	—	—	13,065	410	—	9,265	—	—	9,675
Depreciation and amortization	11	—	12,756	—	—	12,767	11	—	9,814	—	—	9,825
General and administrative	5,961	—	4,975	—	—	10,936	2,395	—	5,305	—	—	7,700
Taxes other than income	—	—	729	—	—	729	—	—	1,029	—	—	1,029
Equity in (earnings) loss from unconsolidated affiliates	—	—	(4,788)	(4,788)	4,788	(4,788)	—	—	(754)	(754)	754	(754)

Total costs and expenses	6,525	—	455,387	(4,788)	4,788	461,912	2,816	—	259,947	(754)	754	262,763

Operating (loss) income	(6,525)	—	45,891	4,788	(4,788)	39,366	(2,816)	—	21,773	754	(754)	18,957
Interest and other income	3	—	275	—	—	278	161	—	544	—	—	705
Interest and other financing costs	(12,200)	—	(3,877)	—	—	(16,077)	(6,248)	—	69	—	—	(6,179)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(18,722)	—	42,289	4,788	(4,788)	23,567	(8,903)	—	22,386	754	(754)	13,483
Provision for income taxes	(365)	—	—	—	—	(365)	(175)	—	—	—	—	(175)

(Loss) income before equity in earnings from consolidated subsidiaries	(19,087)	—	42,289	4,788	(4,788)	23,202	(9,078)	—	22,386	754	(754)	13,308
Equity in earnings (loss) from consolidated subsidiaries	42,289	—	—	—	(42,289)	—	22,386	—	—	—	(22,386)	—

Net income (loss)	$23,202	$—	$42,289	$4,788	$(47,077)	$23,202	$13,308	$—	$22,386	$754	$(23,140)	$13,308

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$415,887	$—	$—	$415,887	$—	$—	$251,329	$—	$—	$251,329
Natural gas liquids sales	—	—	333,112	—	—	333,112	—	—	203,912	—	—	203,912
Crude oil sales	—	—	98,365	—	—	98,365	—	—	14,220	—	—	14,220
Transportation, compression and processing fees	—	—	29,124	—	—	29,124	—	—	8,440	—	—	8,440
Condensate and other	—	—	26,538	—	—	26,538	—	—	14,807	—	—	14,807

Total revenue	—	—	903,026	—	—	903,026	—	—	492,708	—	—	492,708

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	667,234	—	—	667,234	—	—	392,236	—	—	392,236
Cost of crude oil	—	—	95,863	—	—	95,863	—	—	13,610	—	—	13,610
Transportation	—	—	6,537	—	—	6,537	—	—	2,104	—	—	2,104
Operations and maintenance	1,064	—	23,831	—	—	24,895	808	—	17,365	—	—	18,173
Depreciation and amortization	23	—	24,314	—	—	24,337	11	—	18,284	—	—	18,295
General and administrative	13,423	—	9,363	—	—	22,786	5,128	—	10,088	—	—	15,216
Taxes other than income	—	—	1,470	—	—	1,470	—	—	1,556	—	—	1,556
Equity in earnings from unconsolidated affiliates	—	—	(5,184)	(5,184)	5,184	(5,184)	—	—	(1,618)	(1,618)	1,618	(1,618)

Total costs and expenses	14,510	—	823,428	(5,184)	5,184	837,938	5,947	—	453,625	(1,618)	1,618	459,572

Operating (loss) income	(14,510)	—	79,598	5,184	(5,184)	65,088	(5,947)	—	39,083	1,618	(1,618)	33,136
Interest and other income	25	—	709	—	—	734	172	—	1,153	—	—	1,325
Interest and other financing costs	(23,373)	—	(4,096)	—	—	(27,469)	(11,389)	—	17	—	—	(11,372)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(37,858)	—	76,211	5,184	(5,184)	38,353	(17,164)	—	40,253	1,618	(1,618)	23,089
Provision for income taxes	(649)	—	—	—	—	(649)	(1,079)	—	—	—	—	(1,079)

(Loss) income before equity in earnings from consolidated subsidiaries	(38,507)	—	76,211	5,184	(5,184)	37,704	(18,243)	—	40,253	1,618	(1,618)	22,010
Equity in earnings (loss) from consolidated subsidiaries	76,211	—	—	—	(76,211)	—	40,253	—	—	—	(40,253)	—

Net income (loss)	$37,704	$—	$76,211	$5,184	$(81,395)	$37,704	$22,010	$—	$40,253	$1,618	$(41,871)	$22,010

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(46,127)	$—	$124,112	$11,718	$(11,718)	$77,985	$(22,249)	$—	$63,140	$2,111	$(2,111)	$40,891

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	38,859	—	(101,554)	(17,932)	(20,927)	(101,554)	(40,726)	—	(97,233)	381	40,435	(97,233)

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	(1,355)	—	(38,859)	18,809	20,050	(1,355)	63,860	—	39,610	—	(40,726)	62,744

Net (decrease) increase in cash and cash equivalents	(8,623)	—	(16,301)	12,595	(12,595)	(24,924)	885	—	5,517	2,492	(2,492)	6,402
Cash and cash equivalents, beginning of year	10,018	—	62,647	4,382	(4,382)	72,665	1,286	—	38,198	—	—	39,484

Cash and cash equivalents, end of period	$1,395	$—	$46,346	$16,977	$(16,977)	$47,741	$2,171	$—	$43,715	$2,492	$(2,492)	$45,886

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions

Pre-IPO Investors

Pursuant to our limited liability company agreement, certain of our investors existing prior to our initial public offering (our “Pre-IPO Investors”) agreed to reimburse us for general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceeded certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) was limited, or capped. For the year ended December 31, 2007, the “cap” limited our general and administrative expense obligations to $1.8 million per quarter. During this three-year period, the quarterly limitation on general and administrative expenses was increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeded $5.4 million. Commencing with the first quarter of 2008, our Pre-IPO Investors no longer have this reimbursement obligation. During the six months ended June 30, 2008, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $4,103,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2007.

Class C Units

As of June 30, 2008, 789,705 Class C units were outstanding. The Class C units are not entitled to receive quarterly cash distributions. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange. On May 1, 2008, 394,852 of the Class C units converted to common units in accordance with the terms of the Class C units. The remaining 789,705 Class C units will convert into common units in one-half installments on November 1, 2008 and May 1, 2009.

Class D Units

As of June 30, 2008, 3,245,817 Class D units were outstanding. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive quarterly cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange.

Class E Units

As of June 30, 2008, 5,598,839 Class E units were outstanding. The Class E units have no voting rights other than as required by law, are subordinate to our common units on dissolution and liquidation and have no quarterly cash distribution rights until our distribution with respect to the fourth quarter of 2008, when the Class E units will become entitled to a special quarterly distribution equal to 110% of the quarterly common unit distribution. At a special meeting of our unitholders held on March 13, 2008, the unitholders approved a change to the terms of our Class E units to provide that, upon payment of Copano’s cash distribution attributable to the third quarter of 2008, 5,598,836 outstanding Class E units will convert automatically into 5,598,836 common units, which Copano would issue to the Class E unitholders upon conversion. As a result, the Class E units will convert to common units prior to the time we are obligated to begin paying distributions on the Class E units. The Class E units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange.

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

On April 16, 2008, our Board of Directors declared a cash distribution for the quarter ended March 31, 2008 of $0.53 per unit for all outstanding common units. The distribution, totaling $25,506,000, was paid on May 15, 2008 to holders of record at the close of business on May 1, 2008.

On July 16, 2008, our Board of Directors declared a cash distribution for the quarter ended June 30, 2008 of $0.56 per unit for all outstanding common units. The distribution, totaling $27,242,000, will be paid on August 14, 2008 to holders of record at the close of business on August 1, 2008.

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan, or LTIP. The equity-based compensation expense relates to awards issued under our LTIP discussed in “Restricted Common Units,” “Phantom Units” and “Unit Options” below. As of June 30, 2008, the remaining units available for grant under our LTIP totaled 2,706,495, of which up to 835,667 may be issued as restricted units or phantom units.

Restricted Common Units.  The aggregate intrinsic value of restricted units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $896,000 and $1,016,000 related to the amortization of restricted units outstanding during the six months ended June 30, 2008 and 2007, respectively.

A summary of the restricted common unit activity for the six months ended June 30, 2008 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	241,181	$22.92
Granted	—	—
Vested	(15,971)	15.41
Forfeited	(395)	20.86

Outstanding at end of period	224,815	$23.46

As of June 30, 2008, unrecognized compensation costs relating to restricted units issued under our LTIP totaled $3,451,000. The expense is expected to be recognized over a weighted-average period of approximately two and a half years. The total fair value of restricted common units vested during the six months ended June 30, 2008 was $568,000.

Phantom Units.  The aggregate intrinsic value of phantom units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $581,000 and $26,000 related to the amortization of phantom units outstanding during the six months ended June 30, 2008 and 2007, respectively. No phantom units were awarded under our LTIP prior to June 12, 2007.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions (Continued)

In June 2008, we issued 35,810 performance based phantom units under our LTIP at a fair value of $626,000. These awards vest in three equal installments on each May 15 following the grant date, provided a performance goal for the applicable vesting period is met. The number of performance based phantom units to vest is dependent on the level of achievement of the performance goal, which is a specified percentage of total return to holders of our common units. The performance goal is based solely on the appreciation of our common units. These awards were valued using a Monte Carlo simulation technique, an approved valuation method under SFAS No. 123(R). The model utilizes the change in the unit price over time, estimated future dividends, estimated risk-free rate of return, annual volatility and projected rate of error to establish the grant date fair value of the awards. The fair value of phantom unit awards not containing market conditions are measured using the closing price of our common units on the date of grant. No performance based phantom units were issued under the LTIP prior to this issuance.

A summary of all phantom unit activity for the six months ended June 30, 2008 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	100,795	$40.81
Granted	149,555	32.00
Vested	(16,809)	41.45
Forfeited	(2,375)	37.95

Outstanding at end of period	231,166	$35.10

As of June 30, 2008, unrecognized compensation costs relating to the phantom units issued under our LTIP totaled $7,869,000. The expense is expected to be recognized over a weighted average period of approximately five years.

Unit Options.  The fair value of unit options issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $515,000 and $285,000 related to unit options net of anticipated forfeitures for the six months ended June 30, 2008 and 2007, respectively.

A summary of unit option activity for the six months ended June 30, 2008 is provided below:

	Number of	Weighted
	Units	Average
	Underlying	Exercise
	Options	Price

Outstanding at beginning of year	1,442,847	$22.60
Granted	124,500	35.17
Exercised	(31,464)	16.67
Forfeited	(92,407)	30.83

Outstanding at end of period	1,443,476	$23.28

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Members’ Capital and Distributions (Continued)

distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies.

	Six Months Ended
	June 30,
	2008	2007

Weighted average exercise price	$35.17	$37.34
Expected volatility	20.1%-20.7%	20.6%-21.5%
Distribution yield	6.18%-6.24%	6.00%-6.05%
Risk-free interest rate	2.7%-3.9%	4.46%-4.8%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$3.22	$4.45
Total intrinsic value of options exercised	$613,000	$885,000

During January 2008, we modified certain employee unit option awards totaling 40,180 units to accelerate the vesting period and to provide for the inclusion of consulting arrangements in the awards’ definition of “employment.” SFAS No. 123(R) required us to revalue these unit option grants as of the date of the modification and, as a result, we will recognize an additional $102,000 of compensation expense over the remaining life of these modified awards. For the six months ended June 30, 2008, we recognized $21,000 of this increased expense.

As of June 30, 2008, unrecognized compensation costs relating to unit options issued under our LTIP totaled $2,763,000. The expense is expected to be recognized over a weighted average period of approximately five years.

Note 8 —	Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and Emerging Issues Task Force Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two — Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed. Since the Class C, Class D and Class E units do not participate in current or undistributed earnings and are not entitled to receive cash distributions until they convert into common units, these units are not considered as a participating class of security and do not qualify for two-class method of computing net income per unit. However, the Class C, Class D and Class E units are considered a potentially dilutive security for purposes of the diluted net income per unit calculation.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Net Income Per Unit (Continued)

Basic and diluted net income per unit are calculated as follows (in thousands, except per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income available — basic	$23,202	$13,308	$37,704	$22,010
Less net income attributable to subordinated unitholders	—	—	—	(237)

Net income — basic	23,202	13,308	37,704	21,773
Net income attributable to subordinated unitholders	—	—	—	237

Net income available — diluted(1)	$23,202	$13,308	$37,704	$22,010

Basic weighted average units	47,672	42,748	47,524	40,556
Dilutive weighted average units(1)	58,010	43,475	57,967	41,199
Basic net income per unit	$0.49	$0.31	$0.79	$0.53

Diluted net income per unit(1)	$0.40	$0.31	$0.65	$0.52

(1)	Our potentially dilutive common equity includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Employee options	492	626	512	561
Restricted units	126	101	122	81
Phantom units	—	—	—	—
Class C units	876	—	963	—
Class D units	3,246	—	3,246	—
Class E units	5,599	—	5,599	—

Note 9 —	Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended June 30, 2008 and 2007, we reimbursed Copano Operations $799,000 and $670,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the six months ended June 30, 2008 and 2007, we reimbursed Copano Operations $1,680,000 and $1,488,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

Certain of our subsidiaries are co-lessors of office space with Copano Operations and our costs attributable to the lease are included in our cost reimbursements to Copano Operations. As of June 30, 2008, amounts payable by us to Copano Operations were $32,000.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three months ended June 30, 2008 and 2007.

Natural Gas Transactions and Other

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Affiliates of Mr. Eckel:
Natural gas sales(1)	$51	$—	$74	$25
Gathering and compression services(2)	7	9	14	16
Natural gas purchases(3)	322	784	714	1,126
Webb Duval:
Natural gas purchases(3)	555	(87)	1,103	115
Transportation costs(4)	101	94	202	170
Southern Dome:
Natural gas liquid sales(5)	—	38	—	38
Condensate sales(6)	—	21	—	21
Bighorn:
Gathering costs(4)	142	—	316	—
Fort Union:				—
Gathering costs(4)	2,230	—	4,106	—
Treating costs(3)	298	—	351	—
Other:
Natural gas sales(1)	118	—	177	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Costs included in transportation on our consolidated statements of operations.

(5)	Revenues included in natural gas liquid sales on our consolidated statements of operations.

(6)	Revenues included in condensate and other on our consolidated statements of operations.

As of June 30, 2008, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $99,000, which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we receive a management fee from Webb Duval, which, along with any other reimbursable costs, is the total compensation paid to us by Webb Duval. We charged Webb Duval administrative

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

fees of $54,000 and $53,000 for the three months ended June 30, 2008 and 2007, respectively, and $107,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, our receivable from Webb Duval totaled $147,000 and our payable to Webb Duval totaled $667,000.

We receive a management fee of $250,000 per year from Southern Dome, which, along with any other reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended June 30, 2008, Southern Dome paid us $63,000 in management fees and $91,000 in other reimbursable costs. For the three months ended June 30, 2007, Southern Dome paid us $63,000 in management fees and $69,000 in other reimbursable costs. For the six months ended June 30, 2008, Southern Dome paid us $125,000 in management fees and $186,000 in other reimbursable costs. For the six months ended June 30, 2007, Southern Dome paid us $125,000 in management fees and $138,000 in other reimbursable costs. As of June 30, 2008, our receivable from Southern Dome totaled $51,000.

We receive management fees from Bighorn and Fort Union, which, along with any other reimbursable costs, is the total compensation paid to us by Bighorn and Fort Union. For the three months ended June 30, 2008, Bighorn paid us $68,000 in management fees and $46,000 in other reimbursable costs. For the six months ended June 20, 2008, Bighorn paid us $137,000 in management fees and $149,000 in other reimbursable costs. For the three and six months ended June 30, 2008, Fort Union paid us $22,000 and $44,000, respectively, in management fees. As of June 30, 2008, our receivables from Bighorn and Fort Union totaled $696,000 and $16,000, respectively. As of June 30, 2008, our payable to Bighorn totaled $53,000.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 10 —	Commitments and Contingencies

Commitments

For the three months ended June 30, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,774,000 and $1,061,000, respectively. For the six months ended June 30, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $3,088,000 and $2,001,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of June 30, 2008, we had fixed contractual commitments to purchase 833,125 million British thermal units (“MMBtu”) of natural gas in July 2008. As of June 30, 2008, we had fixed contractual commitments to sell 2,354,450 MMBtu of natural gas in July 2008. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2008, total commitments to purchase natural gas related to such agreements equaled $10,004,000 and the total commitment to sell natural gas under such agreements equaled $29,472,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2008, natural gas volumes purchased under such contracts equaled 10,826,988 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During June 2008, natural gas volumes sold under such contracts equaled 4,417,332 MMBtu.

In connection with the Cantera Acquisition, we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS”), dated as of July 2, 2003, that provides for annual payments to CMS through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. The earnings thresholds were not met for the years 2004 through 2007; therefore, there were no payments due in 2005, 2006, 2007 or 2008. If the 2008 earnings threshold is met, we will be obligated to pay CMS up to $22.5 million in March 2009. Our estimate of this 2009 payment obligation using Bighorn’s and Fort Union’s results through

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)

June 30, 2008 and projecting through December 31, 2008 is approximately $3,263,000, which is reflected in other current liabilities on the consolidated balance sheet. The Contingent Consideration Note is subordinated to our senior secured indebtedness.

Also, in connection with the Cantera Acquisition, we assumed two firm transportation agreements with a third-party owner of a natural gas pipeline, under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these two agreements, we are obligated to pay approximately $5,239,000 for the remainder of 2008, $10,463,000 in 2009, $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012 and $33,691,000 thereafter. These agreements expire on December 31, 2019. Beginning in April 2007, the majority of our obligations, and beginning in June 2008, all our obligations under these two firm transportation agreements are offset by capacity release agreements between us and third parties, under which they have agreed to use all of our firm transportation capacity through 2019.

Additionally, we assumed two firm gathering agreements with Fort Union, under which we are obligated to pay for a portion of our gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $5,104,000 for the remainder of 2008, $10,760,000 for 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. Our fixed-payment obligations under these agreements expire in November 2009 and November 2017. Through fixed volume agreements with third parties, we have sub-contracted approximately 30% of our payment obligations for their remaining terms.

Guarantees

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” sets forth disclosure requirements for guarantees by a parent company on behalf of its subsidiaries. We may, from time to time, issue parent guarantees of commitments resulting from the ongoing activities of subsidiary entities. Additionally, a subsidiary entity may from time to time issue a guarantee of commitments resulting from the ongoing activities of another subsidiary entity. The guarantees generally arise in connection with a subsidiary commodity purchase obligation or subsidiary lease commitments. The nature of such guarantees is to guarantee the performance of the subsidiary entities in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary entities and are included in our consolidated financial statements as obligations of the combined entities. Accordingly, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary entity. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary entity. As of June 30, 2008, the amount of parental guaranteed obligations totaled approximately $6,500,000, all of which were related to our commodity purchases.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position.

Litigation

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings, except for proceedings described below. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject, that would have a significant adverse effect on our financial position or results of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)

As a result of our Cantera Acquisition in October 2007, we, in acquiring Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc., or “CMSFS”), became a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). Pursuant to the CMS Acquisition purchase agreement, CMS has assumed responsibility for the defense of these claims, and we are fully indemnified by CMS and its parent, CMS Enterprises Company, against any losses that we may suffer as a result of these claims.

As a result of the Cimmarron Acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008 while the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute with respect to what amount, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. A trial date has not been set and the litigation is only in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions, which are the subject of the litigation, is correct, we can give no assurances regarding the litigation’s outcome.

Note 11 —	Supplemental Disclosures to the Statements of Cash Flows

	Six Months
	Ended June 30,
	2008	2007
	(In thousands)

Cash payments for interest, net of $1,423,000 and $547,000 capitalized in 2008 and 2007, respectively	$20,503	$10,193
Cash payments for federal and state income taxes	$—	$—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of June 30, 2008 and 2007 of $8,842,000 and $915,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 12 —	Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy which, subject to certain limitations, allows our management to purchase

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

In January 2008, we purchased puts for ethane, propane, iso-butane, normal butane and West Texas Intermediate crude oil at strike prices reflecting then current market conditions, and divested previously acquired put options on these products at lower strike prices to mitigate the impact of decreases in NGL prices. These transactions are settled monthly beginning in January 2008 and ending December 2009. These transactions were executed through investment grade counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our net costs for these transactions were $15,670,000.

In March 2008, we purchased puts for ethane, propane, iso-butane, normal butane, natural gasoline and West Texas Intermediate crude oil at strike prices reflecting then current market conditions, and divested previously acquired put options on these products at lower strike prices to mitigate the impact of decreases in NGL prices. Additionally, we entered into a swap for normal butane to offset a portion of an existing normal butane swap and divested certain natural gas put options. These transactions are settled monthly beginning in April 2008 and ending December 2009. These transactions were executed through investment grade counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our net costs for these transactions were $10,066,000.

In June 2008, we purchased puts for propane, iso-butane, normal butane, natural gasoline and West Texas Intermediate crude oil at strike prices reflecting then current market conditions, and divested previously acquired put options on these products at lower strike prices to mitigate the impact of decreases in NGL prices. These transactions are settled monthly beginning in January 2010 and ending December 2010. These transactions were executed through investment grade counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our net costs for these transactions were $16,640,000.

Effective March 31, 2008, we de-designated our existing cash flow hedges for West Texas Intermediate crude, ethane, propane, iso-butane, normal butane and natural gasoline, which were currently not designated as part of a portfolio hedge. Subsequently, on April 1, 2008, we re-designated these hedges as cash flow hedges as part of a portfolio in order to aggregate our forecasted production across the south Texas and Oklahoma regions. The OCI balance related to the re-designated portfolio hedges was frozen as of March 31, 2008 and is reclassified to income over the respective remaining settlement periods of the underlying contracts.

During the six months ended June 30, 2008, we recorded unrealized mark-to-market losses of $7,014,000 related to undesignated economic hedges and unrealized gains of $246,000 related to ineffectiveness on our risk management portfolio. As of June 30, 2008, the fair value of our commodity hedge portfolio totaled a net liability of $53,989,000, which is comprised of assets aggregating $37,422,000 and liabilities aggregating $91,411,000.

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

outstanding under the Credit Facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 3.23% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. These interest rate swaps cover the period from February 2008 through October 2012 and the settlement amounts are recognized as either an increase or decrease in interest and other financing costs on the consolidated statement of operations.

In May 2008, after reducing our Credit Facility balance by $294.0 million using proceeds from the 2018 Notes, we de-designated as cash flow hedges certain interest rate swap contracts representing a total notional amount of $185.0 million with a fair value of $5,612,000. As a result of this de-designation, we adjusted our balance of OCI and recognized a $6,467,000 mark-to-market loss, which is included in interest and other financing costs on the consolidated statement of operations.

In June 2008, we unwound certain interest rate swap contracts for a net cost of $50,000 representing a total notional amount of $65.0 million and recognized a gain of $414,000, which is included in interest and other financing costs on the consolidated statement of operations.

For the six months ended June 30, 2008, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market losses of $3,250,000 on undesignated interest rate swaps and unrealized gains of $17,000 related to ineffectiveness on the interest rate swaps. As of June 30, 2008, the fair value of our interest rate swaps totaled a net liability of $2,368,000, comprised of a $854,000 asset and liabilities aggregating $3,222,000.

Adoption of SFAS No. 157

As discussed in Note 2, effective January 1, 2008, we adopted SFAS No. 157. SFAS No. 157 defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on a Recurring Basis as of June 30, 2008
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Commodity derivatives	$—	$—	$37,422	$37,422
Other derivatives	—	854	—	854

Total	$—	$854	$37,422	$38,276

Liabilities:
Commodity derivatives	$—	$—	$(91,411)	$(91,411)
Other derivatives	—	(3,222)	—	(3,222)

Total	$—	$(3,222)	$(91,411)	$(94,633)

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Balance, beginning of period	$(35,204)	$(48,194)
Total gains or losses:
Included in earnings	(2,488)	(7,014)
Included in accumulated other comprehensive loss	(24,443)	(25,101)
Purchases, issuances and settlements	8,146	26,320
Transfers in and/or out of Level 3	—	—

Balance, end of period	$(53,989)	$(53,989)

Change in unrealized losses relating to instruments still held as of June 30, 2008	$(2,283)	$(6,768)

Unrealized and realized gains and losses for Level 3 recurring items recorded in earnings are included in revenue on the consolidated statements of operations. The effective portion of unrealized gains and losses relating to cash flow hedges are included in accumulated other comprehensive loss on the consolidated balance sheet and statement of members’ capital and comprehensive income (loss).

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes natural gas midstream services primarily in central and east Oklahoma, including natural gas gathering and related compression and dehydration services and natural gas processing and a crude oil pipeline located in south Oklahoma and north Texas. Our Oklahoma segment includes certain assets acquired in the Cimmarron Acquisition and our equity investment in Southern Dome.

•	Texas, which provides natural gas gathering and transmission and related operations and natural gas processing, treating, conditioning and related NGL transportation operations in Texas and Louisiana. Our Texas segment includes certain assets acquired in the Cimmarron Acquisition, our Louisiana processing assets acquired in the Cantera Acquisition and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and related operations in Wyoming, was acquired through the Cantera Acquisition. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company.

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

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended June 30, 2008:
Sales to external customers	$269,163	$237,113	$12,496	$518,772	$(17,494)	$501,278
Intersegment sales	(527)	527	—	—	—	—
Interest and other financing costs	—	—	—	—	16,077	16,077
Depreciation and amortization	7,911	3,783	670	12,364	403	12,767
Equity in earnings from unconsolidated affiliates	(1,023)	(555)	(3,210)	(4,788)	—	(4,788)
Net income (loss)	32,598	27,964	2,990	63,552	(40,350)	23,202
Three Months Ended June 30, 2007:
Sales to external customers	$142,128	$145,722	$—	$287,850	$(6,130)	$281,720
Intersegment sales	(55)	55	—	—	—	—
Interest and other financing costs	—	—	—	—	6,179	6,179
Depreciation and amortization	6,275	3,344	—	9,619	206	9,825
Equity in earnings from unconsolidated affiliates	(266)	(488)	—	(754)	—	(754)
Net income (loss)	14,489	13,895	—	28,384	(15,076)	13,308

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Six Months Ended June 30, 2008:
Sales to external customers	$486,128	$428,471	$23,714	$938,313	$(35,287)	$903,026
Intersegment sales	(1,045)	1,045	—	—	—	—
Interest expense and other financing costs	—	—	—	—	27,469	27,469
Depreciation and amortization	15,020	7,348	1,340	23,708	629	24,337
Equity in earnings from unconsolidated affiliates	(2,124)	(846)	(2,214)	(5,184)	—	(5,184)
Net income (loss)	55,338	58,355	1,556	115,249	(77,545)	37,704
Segment assets	813,783	405,945	711,629	1,931,357	(31,406)	1,899,951
Six Months Ended June 30, 2007:
Sales to external customers	$248,664	$252,906	$—	$501,570	$(8,862)	$492,708
Intersegment sales	(55)	55	—	—	—	—
Interest expense and other financing costs	—	—	—	—	11,372	11,372
Depreciation and amortization	12,176	5,729	—	17,905	390	18,295
Equity in earnings from unconsolidated affiliates	(524)	(1,094)	—	(1,618)	—	(1,618)
Net income (loss)	24,775	24,031	—	48,806	(26,796)	22,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering and related compression and dehydration services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas. For the three months ended June 30, 2008 and 2007, this segment generated approximately 66% and 58%, respectively, of our total segment gross margin. For the six months ended June 30, 2008 and 2007, this segment generated approximately 63% and 57%, respectively, of our total segment gross margin.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant, Sheridan NGL pipeline and Brenham NGL pipeline. To address increased drilling activity in north Texas, we are constructing a treating and processing plant in Montague County, Texas, which we refer to as our St. Jo processing plant. During the construction period, we are operating a leased refrigeration processing plant and amine treating facility, which were placed in service in May 2008. We anticipate that our permanent cryogenic processing plant, which will initially be configured for 50 MMcf/d inlet capacity and will include a 1,200 GPM amine treating facility, will be in service in mid-2009. In addition, our Texas segment owns a processing plant located in southwest Louisiana. For each of the three months ended June 30, 2008 and 2007, this segment generated approximately 56% of our total segment gross margin. For the six months ended June 30, 2008 and 2007, this segment generated approximately 62% and 54%, respectively, of our total segment gross margin.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The Rocky Mountains segment was established as a result of our acquisition of Cantera in October 2007. For each of the three and six months ended June 30, 2008, this segment generated approximately 2% of our total segment gross margin. The gross margin generated by this segment represents margins derived from the services we provide to our Rocky Mountains producers and does not include results associated with our interests in Bighorn or Fort Union, which are reported as equity in earnings (loss) from unconsolidated affiliates.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments. For the three months ended June 30, 2008 and 2007, corporate and other generated approximately (24)% and (14)%, respectively, of our total segment gross margin. For the six months ended June 30, 2008 and 2007, corporate and other generated approximately (27)% and (11)%, respectively, of our total segment gross margin.

Total segment gross margin is a non-GAAP financial measure, and includes the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned or treated at our processing plants or, on our behalf, at third-party processing plants, (iii) the levels and relationship of natural gas and NGL prices, (iv) our current contract portfolio and (v) our risk management activities. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon the market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

Our Oklahoma margins are, on the whole, positively correlated with NGL prices and natural gas prices. In Texas, increases in natural gas prices or decreases in NGL prices generally have a negative impact on margins, and, conversely, a reduction in natural gas prices or an increase in NGL prices generally has a positive impact. The profitability of our Rocky Mountains operations is not significantly affected by commodity prices. Substantially all of our Rocky Mountains contract portfolio, as well as Bighorn’s and Fort Union’s contract portfolios, consist of fixed-fee arrangements providing for an agreed gathering fee per unit of natural gas throughput. Our revenues from these arrangements are directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues under these arrangements would also decline.

How We Evaluate Our Operations

We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (i) throughput volumes; (ii) segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA; (vi) Adjusted EBITDA and (vii) distributable cash flow.

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and moving through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by both the volume of natural gas delivered to the plant and the NGL content of the natural gas. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs associated with our pipeline operations, these costs are frequently passed on to our producers.

It is also important that we continually add new volumes to our gathering systems to offset or exceed the normal decline of existing volumes. In monitoring our pipeline volumes, managers of our Oklahoma and Texas segments evaluate what we refer to as service throughput, which consists of two components:

•	The volume of natural gas transported or gathered through our pipelines, which we call pipeline throughput; and

•	The volume of natural gas delivered to our wholly owned processing plants by third-party pipelines, excluding any volumes already included in our pipeline throughput.

In our Texas segment, we also compare pipeline throughput and service throughput to evaluate the volumes generated from our pipelines, as opposed to third-party pipelines. In Oklahoma, because no gas is delivered to our wholly owned plants other than by our pipelines, pipeline throughput and service throughput are equivalent.

In our Rocky Mountains segment, we evaluate producer services throughput, which we define as volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm capacity transportation agreements with WIC or using additional capacity that we obtain on WIC. We also regularly assess the pipeline throughput of Bighorn and Fort Union.

Segment Gross Margin.  We define segment gross margin as an operating segment’s revenue minus cost of sales. Cost of sales includes the following: cost of natural gas we purchase from third parties, cost of natural gas and NGLs we purchase from affiliates, costs of crude oil we purchase from third parties, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of internal financial reporting and is used by our senior management in deciding how to allocate capital resources among operating segments. With respect to our Oklahoma and Texas segments, our management analyzes segment gross margin per unit of service throughput. With respect to our Rocky Mountains segment, our management analyzes segment gross margin per unit of producer services throughput. Also, our management analyzes the cash distributions our Rocky Mountains segment receives from Bighorn and Fort Union. To measure the overall financial impact of our company’s contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Both segment gross margin and total segment gross margin are reviewed monthly for consistency and trend analysis.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin at our Houston Central plant. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.52 per gallon during the second quarter of 2008 compared to $0.32 per gallon during the second quarter of 2007. Our standardized processing margins averaged $0.57 per gallon during the six months ended June 30, 2008 compared to $0.27 per gallon during the six months ended June 30, 2007. The average standardized processing margin for the period from January 1, 1989 through June 30, 2008 is $0.13 per gallon.

Operations and Maintenance Expenses.  The most significant portion of our operations and maintenance expenses consists of direct labor, insurance, repair and maintenance, utilities and contract services. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses is incurred through Copano Operations, an affiliate of our company controlled by John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs. We monitor operations and maintenance expenses to assess the impact of such costs on the profitability of a particular asset or group of assets and to evaluate the efficiency of our operations.

General and Administrative Expenses.  Our general and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with our field operations. A portion of our general and administrative expenses are incurred through Copano Operations, an affiliate of our company. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the general and administrative expenses it incurs on our behalf. To help ensure the appropriateness of our general and administrative expenses, we monitor such expenses through comparison with general and administrative expenses incurred by similar midstream companies and with the annual financial plan approved by our Board of Directors.

Adjusted EBITDA.  We define EBITDA as net income (loss) plus interest and other financing costs, provision for income taxes and depreciation and amortization expense. Because a portion of our net income (loss) is attributable to equity in earnings (loss) from our equity investees (which include Bighorn, Fort Union, Webb Duval and Southern Dome), our management also calculates Adjusted EBITDA to reflect the depreciation and amortization expense and interest and other financing costs embedded in equity in earnings (loss) from unconsolidated affiliates. Specifically, our management determines Adjusted EBITDA by adding to EBITDA (i) the amortization expense attributable to the difference between our carried investment in each unconsolidated affiliate and the underlying equity in its net assets, (ii) the portion of each unconsolidated affiliate’s depreciation and amortization expense which is proportional to our ownership interest in that unconsolidated affiliate and (iii) the portion of each unconsolidated affiliate’s interest and other financing costs which is proportional to our ownership interest in that unconsolidated affiliate.

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

EBITDA is also a financial measure that, with certain negotiated adjustments, is reported to our lenders and is used to compute financial covenants under our Credit Facility. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.

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

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Our Economic Models.  We utilize our economic models to determine (i) whether we should reduce the ethane extracted from certain natural gas processed by some of our processing plants and (ii) whether we should process or condition natural gas at our Houston Central plant.

Flow and Transaction Monitoring Systems.  We utilize automated systems that track commercial activity on each of our Texas segment pipelines and monitor the flow of natural gas on all of our pipelines. For our Oklahoma segment, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. In our Texas segment, we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we utilize automated Supervisory Control and Data Acquisition (SCADA) systems, which assist management in monitoring and operating our Texas segment. Bighorn, which our Rocky Mountains segment operates, also utilizes a SCADA system. These SCADA systems allow us to monitor our assets at remote locations and respond to changes in pipeline operating conditions.

Producer Activity Evaluation and Reporting.  We monitor producer drilling and completion activity in our Texas, Oklahoma and Rocky Mountains areas of operation to identify anticipated changes in production and potential new well attachment opportunities. The continued attachment of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities in Texas and Oklahoma. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines. In all our operating segments, we meet with producers and obtain drilling schedules, if available, to assist us in anticipating future activity on our pipelines.

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

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas, Oklahoma and the Rocky Mountains region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital will be favorable because, unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. We intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for 2007 under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		($ in thousands)

Total segment gross margin(1)	$72,075	$46,432	$133,392	$84,758
Operations and maintenance expenses	13,065	9,675	24,895	18,173
Depreciation and amortization	12,767	9,825	24,337	18,295
General and administrative expenses	10,936	7,700	22,786	15,216
Taxes other than income	729	1,029	1,470	1,556
Equity in earnings from unconsolidated affiliates	(4,788)	(754)	(5,184)	(1,618)

Operating income	39,366	18,957	65,088	33,136
Interest and other financing costs, net	(15,799)	(5,474)	(26,735)	(10,047)
Provision for income taxes	(365)	(175)	(649)	(1,079)

Net income	$23,202	$13,308	$37,704	$22,010

Segment gross margin:
Oklahoma	$47,852	$26,781	$84,422	$48,182
Texas	40,499	25,779	82,075	45,438
Rocky Mountains	1,218	—	2,181	—

Segment gross margin	89,569	52,560	168,678	93,620
Corporate and other(2)	(17,494)	(6,128)	(35,286)	(8,861)

Total segment gross margin(1)	$72,075	$46,432	$133,392	$84,759

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$2.30	$1.48	$2.06	$1.39
Texas:
Service throughput ($/MMBtu):	$0.64	$0.44	$0.65	$0.39
Rocky Mountains:
Producer services throughput ($/MMBtu)(4)	$0.06	$—	$0.05	$—
Volumes:
Oklahoma:(3)(5)
Service throughput (MMBtu/d)	228,941	199,563	225,474	194,437
Plant inlet volumes (MMBtu/d)	155,430	144,323	153,020	140,444
NGLs produced (Bbls/d)	15,465	14,149	15,004	13,354
Crude oil service volumes (Bbls/d)	5,074	3,400	4,854	3,400
Texas:(6)(7)
Service throughput (MMBtu/d)	700,545	650,798	697,844	653,875
Pipeline throughput (MMBtu/d)	313,523	292,518	320,761	294,892
Plant inlet volumes (MMBtu/d)	629,334	577,715	617,034	583,336
NGLs produced (Bbls/d)	17,721	18,078	17,902	17,698
Rocky Mountains:
Producer services throughput (MMBtu/d)(4)	229,513	—	228,117	—
Capital Expenditures:
Maintenance capital expenditures	$3,094	$3,092	$6,153	$4,463
Expansion capital expenditures	52,044	129,216	82,665	148,169

Total capital expenditures	$55,138	$132,308	$88,818	$152,632

Operations and maintenance expenses:
Oklahoma	$6,100	$4,853	$12,026	$9,223
Texas	7,017	4,823	12,869	8,951
Rocky Mountains	(52)	—	—	—

Total operations and maintenance expenses	$13,065	$9,676	$24,895	$18,174

(1)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “Non-GAAP Financial Measures.”

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the three months ended June 30, 2008, plant inlet volumes for Southern Dome averaged 9,116 MMBtu/d and NGLs produced averaged 325 Bbls/d. For the three months ended June 30, 2007, plant inlet volumes for Southern Dome averaged 4,664 MMBtu/d and NGLs produced averaged 200 Bbls/d. For the six months ended June 30, 2008, plant inlet volumes for Southern Dome averaged 9,970 MMBtu/d and NGLs produced averaged 386 Bbls/d. For the six months ended June 30, 2007, plant inlet volumes for Southern Dome averaged 5,126 MMBtu/d and NGLs produced averaged 202 Bbls/d.

(4)	Producer services throughput represents volumes purchased for resale, volumes gathered utilizing firm capacity gathering agreements with Fort Union and firm capacity volumes transported under our transportation agreements with WIC or using additional capacity that we obtain on WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes transported by Bighorn and Fort Union were 217,373 MMBtu/d and 727,688 MMBtu/d, respectively, for the three months ended June 30, 2008. Volumes transported by Bighorn and Fort Union were 217,699 MMBtu/d and 701,498 MMBtu/d, respectively, for the six months ended June 30, 2008.

(5)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. Plant inlet volumes averaged 114,720 MMBtu/d and NGLs produced averaged 11,986 Bbls/d for the three months ended June 30, 2008 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 88,730 MMBtu/d and NGLs produced averaged 9,109 Bbls/d for the three months ended June 30, 2007 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 106,995 MMBtu/d and NGLs produced averaged 10,990 Bbls/d for the six months ended June 30, 2008 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 87,153 MMBtu/d and NGLs produced averaged 8,753 Bbls/d for the six months ended June 30, 2007 for plants owned by the Oklahoma segment.

(6)	Excludes volumes associated with Copano’s interest in Webb Duval. Gross volumes transported by Webb Duval were 94,022 MMBtu/d and 107,565 MMBtu/d, net of intercompany volumes, for the three months ended June 30, 2008 and 2007, respectively. Gross volumes transported by Webb Duval were 87,580 MMBtu/d and 105,479 MMBtu/d, net of intercompany volumes, for the six months ended June 30, 2008 and 2007, respectively.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 607,339 MMBtu/d and NGLs produced averaged 15,961 Bbls/d for the three months ended June 30, 2008 for plants owned by the Texas segment. Plant inlet throughput averaged 561,354 MMBtu/d and NGLs produced averaged 16,724 Bbls/d for the three months ended June 30, 2007 for plants owned by the Texas segment. Plant inlet volumes averaged 594,195 MMBtu/d and NGLs produced averaged 16,168 Bbls/d for the six months ended June 30, 2008 for plants owned by the Texas segment. Plant inlet throughput averaged 566,975 MMBtu/d and NGLs produced averaged 16,344 Bbls/d for the six months ended June 30, 2007 for plants owned by the Texas segment.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $47.9 million for the three months ended June 30, 2008 compared to $26.8 million for the three months ended June 30, 2007, an increase of $21.1 million, or 79%. The increase in segment gross margin resulted primarily from increases in service throughput, plant inlet volumes and NGLs produced of 15%, 8% and 9%, respectively, and higher NGL prices. Service volumes associated with our crude oil system and related activities averaged 5,074 Bbls/d and 3,400 Bbls/d for the three months ended June 30, 2008 and 2007, respectively. During the second quarter of 2008, the CenterPoint East natural gas index price averaged $9.26 per MMBtu compared to $6.65 per MMBtu during the second quarter of 2007, an increase of $2.61, or 39%. During the second quarter of 2008, natural gas liquids prices, based on Conway index prices and our weighted average product production mix, averaged $62.27 per barrel compared to $42.97 per barrel during the second quarter of 2007, an increase of $19.30, or 45%.

Texas Segment Gross Margin.  Texas segment gross margin was $40.5 million for the three months ended June 30, 2008 compared to $25.8 million for three months ended June 30, 2007, an increase of $14.7 million, or 57%. Approximately $7.2 million of the increase was attributable to higher NGL margins at our Houston Central and north Texas plants and a third party processing plant in north Texas, and the remainder was largely attributable to higher service throughput volumes and related margins. During the second quarter of 2008, the Houston Ship Channel, or HSC, natural gas index price averaged $10.58 per MMBtu compared to $7.26 per MMBtu during the first quarter of 2007, an increase of $3.32, or 46%. During the second quarter of 2008, natural gas liquid prices, based on Mt. Belvieu index prices and our weighted average product production mix, averaged $67.81 per barrel compared to $44.81 per barrel during the second quarter of 2007, an increase of $23.00, or 51%. For a discussion of the commodity price environment affecting our Texas segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Rocky Mountains Segment Gross Margin.  The Rocky Mountains segment gross margin totaled $1.2 million for the three months ended June 30, 2008. During this period, producer services throughput averaged 229,513 MMBtu/d with an average margin of $0.06 per MMBtu. Service throughput represents volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm capacity transportation agreements with WIC or using additional capacity that we obtain on WIC. We acquired the Rocky Mountains segment in October 2007.

Corporate and Other.  The corporate and other loss consists of our commodity risk management activities of $17.5 million for the three months ended June 30, 2008 compared to $6.1 million for the three months ended June 30, 2007. The loss for the second quarter of 2008 is comprised of (i) $8.5 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $2.3 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges and (iii) $6.7 million of net cash settlements paid with respect to expired commodity derivatives. The loss for the three months ended June 30, 2007 consisted of (i) $5.2 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $1.8 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges offset by (iii) $0.8 million of cash settlements received on expired put derivatives.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $13.1 million for the three months ended June 30, 2008 compared to $9.7 million for the three months ended June 30, 2007. The increase of $3.4 million, or 35%, is primarily attributed to (i) increased labor, fuel, chemicals and materials and supplies expenses in our Oklahoma segment of $1.2 million and (ii) increased labor, chemicals, utilities, lease rentals, mowing, measurement and repair and maintenance expenses of $2.2 million in our Texas segment, including activities associated with the north Texas assets acquired in May 2007 as part of the Cimmarron Acquisition and the Lake Charles plant acquired in October 2007 as part of the Cantera Acquisition.

Depreciation and Amortization.  Depreciation and amortization totaled $12.8 million for the three months ended June 30, 2008 compared with $9.8 million for the three months ended June 30, 2007, an increase of $3.0 million, or 31%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after March 31, 2007, including the Cimmarron Acquisition in May 2007, the Cantera Acquisition in October 2007 and an extensive expansion program in north Texas and Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $10.9 million for the three months ended June 30, 2008 compared with $7.7 million for the three months ended June 30, 2007, an increase of $3.2 million, or 42%. The increase primarily relates to (i) expenses for additional personnel, consultants, insurance and compensation totaling $1.2 million, (ii) additional expenses incurred by our Oklahoma segment of $0.5 million partly due to costs associated with certain Cimmarron assets acquired in May 2007, (iii) additional expenses incurred by our Texas segment of $0.4 million primarily due to costs associated with the north Texas assets acquired in May 2007 as part of the Cimmarron Acquisition, (iv) increased costs associated with Sarbanes-Oxley compliance and accounting fees of $0.6 million, (v) increased non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.2 million and (vi) costs associated with the Rocky Mountains segment acquired in October 2007 of $0.9 million offset by (vii) a decrease of $0.6 million of expenses associated with acquisition initiatives that were not consummated.

Interest and Other Financing Costs.  Interest and other financing costs totaled $16.1 million for the three months ended June 30, 2008 compared with $6.2 million for the three months ended June 30, 2007, an increase of $9.9 million, or 160%. Interest expense related to our Credit Facility totaled $1.9 million (net of $0.9 million of capitalized interest and including settlements under our interest rate swaps) and $1.3 million (net of $0.3 million of capitalized interest and settlements under our interest rate swaps) for the three months ended June 30, 2008 and 2007, respectively. Interest and other financing costs included for the three months ended June 30, 2008 includes unrealized mark-to-market losses of $3.2 million on undesignated interest rate swaps. Interest on our Senior Notes increased to $10.1 million for the three months ended June 30, 2008 from $4.6 million for the three months ended June 30, 2007 because we issued an additional $125 million of 2016 Notes on November 19, 2007 and $300 million of 2018 Notes on May 16, 2008. Amortization of debt issue costs totaled $0.9 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. Average borrowings under our credit arrangements were $675.0 million and $314.1 million, with average interest rates of 7.7% and 8.0% for the three months ended June 30, 2008 and 2007, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $84.4 million for the six months ended June 30, 2008 compared to $48.2 million for the six months ended June 30, 2007, an increase of $36.2 million, or 75%. The increase in segment gross margin resulted primarily from increases in service throughput, plant inlet volumes and NGLs produced of 16%, 9% and 12%, respectively, and higher NGL prices. Service volumes associated with our crude oil system and related activities averaged 4,854 Bbls/d and 3,400 Bbls/d for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the CenterPoint East natural gas index price averaged $8.23 per MMBtu compared to $6.42 per MMBtu during the six months ended June 30, 2007, an increase of $1.81, or 28%. During the six months ended June 30, 2008, natural gas liquids prices, based on Conway index prices and our weighted average product production mix, averaged $59.39 per barrel compared to $39.26 per barrel during the six months ended June 30, 2007, an increase of $20.13, or 51%.

Texas Segment Gross Margin.  Texas segment gross margin was $82.1 million for the six months ended June 30, 2008 compared to $45.4 million for six months ended June 30, 2007, an increase of $36.7 million, or 81%. Approximately $26.0 million of the increase was attributable to higher NGL margins and output at our Houston Central and north Texas plants and a third party processing plant in north Texas, and the remainder was largely attributable to higher service throughput volumes and related margins. During the six months ended June 30, 2008, the HSC natural gas index price averaged $9.16 per MMBtu compared to $6.90 per MMBtu during the six months ended June 30, 2007, an increase of $2.26, or 33%. During the six months ended June 30, 2008, natural gas liquid prices, based on Mt. Belvieu index prices and our weighted average product production mix, averaged $63.83 per barrel compared to $41.15 per barrel during the six months ended June 30, 2007, an increase of $22.68, or 55%. For a discussion of the commodity price environment affecting our Texas segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Rocky Mountains Segment Gross Margin.  The Rocky Mountains segment gross margin totaled $2.2 million for the six months ended June 30, 2008. During this period, producer services throughput averaged 228,117 MMBtu/d with an average margin of $0.05 per MMBtu. Service throughput represents volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm capacity transportation agreements with WIC or using additional capacity that we obtain on WIC. We acquired the Rocky Mountains segment in October 2007.

Corporate and Other.  The corporate and other loss consists of our commodity risk management activities of $35.3 million for the six months ended June 30, 2008 compared to $8.9 million for the six months ended June 30, 2007. The loss for the second quarter of 2008 is comprised of (i) $16.1 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $6.8 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges and (iii) $12.5 million of net cash settlements paid with respect to expired commodity derivatives. The loss for the six months ended June 30, 2007 consisted of $10.3 million of non-cash amortization expense related to purchased commodity derivatives and $1.8 million of unrealized losses related to mark-to-market changes and ineffective portions of the hedges offset by $3.2 million of cash settlements received on expired put derivatives.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $24.9 million for the six months ended June 30, 2008 compared to $18.2 million for the six months ended June 30, 2007. The increase of $6.7 million, or 37%, is primarily attributed to (i) increased labor, fuel, chemicals and materials and supplies expenses in our Oklahoma segment of $2.8 million and (ii) increased labor, chemicals, utilities, lease rentals, mowing, measurement and repair and maintenance expenses of $3.9 million in our Texas segment, including activities associated with the north Texas assets acquired in May 2007 as part of the Cimmarron Acquisition and the Lake Charles plant acquired in October 2007 as part of the Cantera Acquisition.

Depreciation and Amortization.  Depreciation and amortization totaled $24.3 million for the six months ended June 30, 2008 compared with $18.3 million for the six months ended June 30, 2007, an increase of $6.0 million, or 33%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after March 31, 2007, including the Cimmarron Acquisition in May 2007, the Cantera Acquisition in October 2007 and an extensive expansion program in north Texas and Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $22.8 million for the six months ended June 30, 2008 compared with $15.2 million for the six months ended June 30, 2007, an increase of $7.6 million, or 50%. The increase primarily relates to (i) expenses related to additional personnel, consultants, insurance and compensation of $3.5 million, (ii) additional expenses incurred by our Oklahoma segment of $0.8 million partly due to costs associated with certain Cimmarron assets acquired in May 2007, (iii) additional expenses incurred by our Texas segment of $0.9 million primarily due to costs associated with the north Texas assets acquired in May 2007 as part of the Cimmarron Acquisition, (iv) increased costs associated with Sarbanes-Oxley compliance and accounting fees of $0.7 million, (v) increased non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.5 million, (vi) costs associated with the Rocky Mountains segment acquired in October 2007 of $1.6 million and (vii) costs of preparing and processing tax K-1s to unitholders of $0.2 million offset by (viii) a decrease of $0.6 million of expenses associated with acquisition initiatives that were not consummated.

Interest and Other Financing Costs.  Interest and other financing costs totaled $27.5 million for the six months ended June 30, 2008 compared with $11.4 million for the six months ended June 30, 2007, an increase of $16.1 million, or 141%. Interest expense related to our Credit Facility totaled $5.5 million (net of $0.6 million of capitalized interest and including settlements under our interest rate swaps) and $1.7 million (net of $0.6 million of capitalized interest and settlements under our interest rate swaps) for the six months ended June 30, 2008 and 2007, respectively. Interest and other financing costs for the six months ended June 30, 2008 includes unrealized mark-to-market losses of $3.2 million on undesignated interest rate swaps. Interest on our Senior Notes increased to $17.2 million for the six months ended June 30, 2008 from $9.1 million for the six months ended June 30, 2007 because we issued an additional $125 million of 2016 Notes on November 19, 2007 and $300 million of 2018 Notes on May 16, 2008. Amortization of debt issue costs totaled $1.6 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. Average borrowings under our credit arrangements were $654.8 million and $285.3 million with average interest rates of 7.6% and 8.1% for the six months ended June 30, 2008 and 2007, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Liquidity and Capital Resources

Cash generated from operations, borrowings under our Credit Facility and funds from equity and debt offerings are our primary sources of liquidity. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital expenditure requirements. Our ability to meet our capital requirements will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Capital Requirements.  The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	maintenance capital expenditures, which are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•	expansion capital expenditures such as those to acquire additional assets to grow our business, to expand and upgrade gathering systems, transmission capacity or processing plants and to construct new pipelines or processing plants.

Given our objective of growth through acquisitions and other capital expenditure projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We actively consider a variety of assets for potential acquisition. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read ‘‘— Our Long-Term Growth Strategy — Acquisition Analysis.”

During the six months ended June 30, 2008, our capital expenditures totaled $88.8 million, consisting of $6.1 million of maintenance capital and $82.7 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our Credit Facility. Expansion capital expenditures were related to the acquisition and construction of small pipeline systems, construction of a processing plant in north Texas, purchasing compressors and constructing well interconnects to attach volumes in new areas. Of the total expansion capital for the six months ended June 30, 2008, $55.4 million related to an expansion we have undertaken to address increased drilling activity in north Texas, including construction of our St. Jo processing plant in Montague County. During the construction period, we are operating a leased refrigeration processing plant and amine treating facility, which were placed in service in May 2008. We anticipate that our permanent cryogenic processing plant, which will initially be configured for 50 MMcf/d inlet capacity and will include a 1,200 GPM amine treating facility, will be in service in mid-2009. We estimate that our remaining costs for the north Texas expansion will total approximately $38.5 million. We anticipate that the project will be completed during the first half of 2009. Based on our current scope of operations, we anticipate incurring approximately $11.0 million to $13.0 million of maintenance capital expenditures over the next 12 months.

Contractual Cash Obligations.  In May 2008, we issued the 2018 Notes and used the proceeds to reduce indebtedness outstanding under our Credit Facility. For further details please read “— Our Indebtedness.” Additionally, we increased our total debt outstanding during the six months ended June 30, 2008 by $50.0 million to fund our expansion capital activities and risk management program. As a result of increasing our debt and issuing the 2018 Notes, which bear interest at 7.75% per annum, our total estimated interest obligation relating to long-term indebtedness increased by approximately $127.1 million over the term of the indebtedness.

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

Operating Cash Flows

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Net income	$37,704	$22,010
Depreciation and amortization	25,956	18,910
Equity in earnings from unconsolidated affiliates	(5,184)	(1,618)
Distributions from unconsolidated affiliates	11,718	2,111
Equity-based compensation and other	1,976	2,224
Cash provided by (used in) working capital	5,815	(2,746)

Net cash provided by operating activities	$77,985	$40,891

The overall increase of $37.1 million in operating cash flow for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily the result of increases in (i) working capital components (exclusive of cash and cash equivalents) of $8.5 million, (ii) net income of $15.7 million, (iii) distributions from Bighorn, Fort Union, Webb Duval and Southern Dome, our unconsolidated affiliates, of $9.6 million and (iv) non-cash items of $3.3 million. The increase in net cash provided by working capital (exclusive of cash and cash equivalents) resulted primarily from increases in accounts receivable and prepaid items of $28.8 million, risk management assets of $9.5 million and accounts payable and accrued liabilities of $46.8 million.

Investing Cash Flows.  Net cash used in investing activities was $101.5 million for the six months ended June 30, 2008 compared to $97.2 million for the six months ended June 30, 2007. Investing activities for 2008 included (i) $80.9 million of capital expenditures related to the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of a new processing plant in north Texas, bolt-on pipeline acquisitions and constructing well interconnects to attach volumes in new areas, (ii) $18.8 million of investment in Bighorn and Fort Union and (iii) other investing activities of $2.7 million, offset by $0.9 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings. Investing activities for 2007 included (i) $55.3 million related to the Cimmarron Acquisition and (ii) $42.4 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden processing plant and progress payments for the purchase of compression offset primarily by $0.5 million of distributions from Southern Dome in excess of equity earnings and other.

Financing Cash Flows.  Net cash used in financing activities totaled $1.4 million during the six months ended June 30, 2008 and included (i) net borrowings under our credit arrangements of $50.0 million, (ii) capital contributions of $4.1 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.5 million, offset by (a) distributions to our unitholders of $49.6 million and (b) deferred financing costs of $6.4 million. Net cash provided by financing activities totaled $62.8 million during the six months ended June 30, 2007 and included (i) borrowings under our Credit Facility of $94.0 million, (ii) capital contributions of $5.1 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.6 million offset by (a) repayments under our debt arrangements of $1.1 million, (b) distributions to our unitholders of $34.7 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million.

Cash Distributions and Reserves:  Within 45 days after the end of each quarter, we intend to pay quarterly distributions (in February, May, August and November of each year) to the extent we have sufficient available cash from operating surplus, as defined in our limited liability company agreement, no less than the minimum quarterly distribution, or MQD, of $0.20 per unit ($0.80 on an annual basis) to our common unitholders of record on the applicable record date.

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

On April 16, 2008, our Board of Directors declared a cash distribution for the quarter ended March 31, 2008 of $0.53 per unit for all outstanding common units. The distribution, totaling $25.5 million, was paid on May 15, 2008 to holders of record at the close of business on May 1, 2008.

On July 16, 2008, our Board of Directors declared a cash distribution for the quarter ended June 30, 2008 of $0.56 per unit for all outstanding common units. The distribution, totaling $27.2 million, will be paid on August 14, 2008 to holders of record at the close of business on August 1, 2008.

The amounts required to pay the current distribution of $0.56 per unit, or $2.24 per unit annualized, to our common unitholders is $27.2 million per quarter, or $109.0 million annualized, based on the total number of common units outstanding as of August 1, 2008. These amounts include distributions related to restricted units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the respective restricted units and phantom units. As of August 1, 2008, we had 785,586 outstanding restricted and phantom units. These amounts do not include future distributions on common units underlying our 789,705 outstanding Class C units which automatically convert to common units in one-half installments on November 1, 2008 and May 1, 2009 or future distributions on the common units underlying our Class D or Class E units.

Our Indebtedness

As of June 30, 2008, our aggregate outstanding indebtedness totaled $680.0 million.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of Ba3 with a stable outlook, a B1 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-2. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our Senior Notes.

Credit Facility.  As of June 30, 2008, we had $30.0 million of outstanding borrowing under our Credit Facility, a $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, that matures October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants.

Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests owned by Cimmarron Gathering, LP), all of which are party to the Credit Facility as guarantors. Our less than wholly owned subsidiaries have not pledged their assets to secure the Credit Facility or guaranteed our obligations under the Credit Facility.

The effective average interest rate on borrowings under the Credit Facility was 6.2% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of June 30, 2008. Interest and other financing costs related to the Credit Facility totaled $7.1 million for the six months ended June 30, 2008.

Based upon our total debt to EBITDA ratio calculated as of June 30, 2008 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $520.0 million of unused capacity under the Credit Facility. We are in compliance with the covenants under the Credit Facility as of June 30, 2008.

2016 Notes.  As of June 30, 2008, we had $350 million in principal amount outstanding of our 8.125% senior unsecured notes due 2016, or 2016 Notes. Interest and other financing costs related to the 2016 Notes totaled $14.6 million for the six months ended June 30, 2008.

The 2016 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2016 Notes).

2018 Notes.  In a private placement on May 16, 2008, we and our subsidiary, Copano Energy Finance Corporation, issued $300 million in principal amount of our 7.75% senior unsecured notes due 2018, or 2018 Notes. We used the net proceeds, after deducting initial purchaser discounts and offering costs of approximately $6.5 million, to reduce the balance outstanding under our Credit Facility. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of June 30, 2008, the unamortized portion totaled $6.5 million. Interest and other financing costs relating to the 2018 Notes totaled $3.1 million for the six months ended June 30, 2008. Interest is payable each June 1 and December 1, commencing December 1, 2008.

The Indenture governing the 2018 Notes contains covenants that, among other things, limit our ability and our guarantor subsidiaries’ ability to: (i) sell assets; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments between guarantor subsidiaries or from guarantor subsidiaries to Copano; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create subsidiaries that are not guarantors under the Credit Facility; and (x) enter into sale and leaseback transactions.

The Indenture governing the 2018 Notes also provides for customary events of default. Generally, if an event of default occurs and is continuing, the trustee or the holders of 25% of the principal amount of 2018 Notes may declare the 2018 Notes immediately due and payable. If a default relates to bankruptcy, insolvency or reorganization of Copano or any significant restricted subsidiary or group of subsidiaries, then the 2018 Notes become due and payable automatically.

The 2018 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2018 Notes).

We also entered into a registration rights agreement with the initial purchasers of the 2018 Notes, under which we agreed to conduct a registered exchange offer for, or to file a shelf registration statement relating to, the 2018 Notes, but only if, on March 17, 2009, the 2018 Notes are not free of restrictive legends and freely tradable pursuant to Rule 144 under the Securities Act. If we fail to satisfy our obligations under the registration rights agreement, we may have to pay additional interest to holders of the 2018 Notes.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

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

Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin (which consists of the sum of individual segment gross margins and corporate and other) to the GAAP financial measure of operating income and (ii) EBITDA and Adjusted EBITDA to the GAAP financial measures of net income and cash flows from operating activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$39,366	$18,957	$65,088	$33,136
Add: Operations and maintenance expenses	13,065	9,675	24,895	18,173
Depreciation and amortization	12,767	9,825	24,337	18,295
General and administrative expenses	10,936	7,700	22,786	15,216
Taxes other than income	729	1,029	1,470	1,556
Equity in earnings from unconsolidated affiliates	(4,788)	(754)	(5,184)	(1,618)

Total segment gross margin	$72,075	$46,432	$133,392	$84,758

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$23,202	$13,308	$37,704	$22,010
Add: Depreciation and amortization	12,767	9,825	24,337	18,295
Interest and other financing costs	16,077	6,179	27,469	11,372
Provision for income taxes	365	175	649	1,079

EBITDA	52,411	29,487	90,159	52,756
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,602	(3)	9,201	(6)
Add: Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,319	247	2,588	494
Add:% of equity method investment interest and other financing costs	(333)	—	1,837	—

Adjusted EBITDA	$57,999	$29,731	$103,785	$53,244

Reconciliation of EBITDA and Adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$58,807	$16,901	$77,985	$40,891
Add: Cash paid for interest and other financing costs	15,226	5,873	25,850	10,756
Equity in earnings from unconsolidated affiliates	4,788	754	5,184	1,618
Distributions from unconsolidated affiliates	(7,442)	(2,111)	(11,718)	(2,111)
Risk management activities	11,225	21,609	28,465	18,994
Increase in working capital and other	(30,193)	(13,539)	(35,607)	(17,392)

EBITDA	52,411	29,487	90,159	52,756
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,602	(3)	9,201	(6)
Add: Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,319	247	2,588	494
Add:% of equity method investment interest and other financing costs	(333)	—	1,837	—

Adjusted EBITDA	$57,999	$29,731	$103,785	$53,244

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk.  NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of June 30, 2008.

A majority of the processing contracts in our Oklahoma segment are percentage-of-proceeds arrangements. Under these arrangements, we purchase and process natural gas from producers and sell the resulting residue gas and NGL volumes. As payment, we retain an agreed-upon percentage of the sales proceeds, which results in effectively long positions in both natural gas and NGLs. Accordingly, our revenues and gross margins increase as natural gas and NGL prices increase and revenues and gross margins decrease as natural gas and NGL prices decrease. Our Oklahoma segment also has fixed fee-contracts and percentage-of-index contracts.

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

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.8 million to our total segment gross margin for the six months ended June 30, 2008. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.5 million decrease to our total segment gross margin, and vice versa, for the six months ended June 30, 2008. These relationships are not necessarily linear. Although our sensitivity analysis takes into account our hedge portfolio, it does not fully reflect the effects of our hedging program due to the prices received for natural gas and NGLs during the six months ended June 30, 2008. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

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

Commodity Price Hedging Activities.  We seek to mitigate the price risk of natural gas and NGLs through the use of commodity derivative instruments. These activities are governed by our risk management policy, which allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil to hedge natural gas liquids produced or condensate collected by us or an entity or asset to be acquired by us if a binding purchase and sale agreement has been executed (a “Pending Acquisition”);

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, HSC or other highly liquid points relevant to our operations or a Pending Acquisition;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or a Pending Acquisition, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or a Pending Acquisition.

Our policy also limits the maturity and notional amounts of our derivatives transactions as follows:

•	Maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	Except as provided in the policy amendment described below, we may not (i) purchase crude oil or natural gas liquids put options, (ii) purchase natural gas put or call options, (iii) purchase fractionation spread or processing margin spread put options or (iv) enter into any crude oil, natural gas or natural gas liquids spread options permitted by the policy if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged commodity would be an amount in excess of 80% of the projected requirements or output, as applicable, for the hedged period (a calendar year or any remaining portion thereof). Notwithstanding this limitation, we are not required to divest outstanding hedge positions except to the extent net notional hedged volumes with respect to an underlying hedged commodity exceed 100% of the projected requirements or output, as applicable, for the hedged period; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed the lesser of 50% of the aggregate hedged position or 35% of the projected requirements or output with respect to such product.

In August 2008, we amended the volume limitations under our risk management policy to provide that the notional amounts of put options with strike prices that are greater than 33% out-of-the-money (market price exceeds strike price by greater than 33%) may be excluded from the notional volume limitations for so long as such put options remain out-of-the money. In the event that the strike price of such a put option returns to being in-the-money, the instrument’s notional amount would again be included in the volume limitations. If the reversal of a prior exclusion results in an over-hedged notional position, we will be required to become compliant with the notional volume limitations within 30 days of the reversal.

Our policy of limiting swaps relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of June 30, 2008.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in SFAS No. 133.

Oklahoma Segment.  Natural gas for our Oklahoma segment is hedged using the CenterPoint East index. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the Oneok Gas Transportation index and the CenterPoint East index. While this creates the potential for basis risk, statistical analysis reveals that the CenterPoint East index and the Oneok Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mt. Belvieu index for NGL hedges. While this creates the potential for basis risk, statistical analysis reveals that the two indices historically have been highly correlated.

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

Our Commodity Hedge Portfolio

The following tables summarize our commodity hedge portfolio as of June 30, 2008 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)

2008	$7.75	3,100
2009	$6.95	5,000

Purchased HSC Index Natural Gas Call Spreads

	Call Strike		Call Volumes
	(Per MMBtu)		(MMBtu/d)
	Bought	Sold

2008	$8.15	$10.00	9,400
2009	$7.75	$10.00	8,000
2010	$7.35	$10.00	7,100
2011	$6.95	$10.00	7,100

Purchased Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.5700	607	$0.5650	607
2008	$0.6250	2,900	$0.6525	1,300
2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

Purchased Purity Ethane Put Spread Options

	Put Strike		Put Volumes
	(Per Gallon)		(Barrels/d)
	Bought	Sold

2008	$0.93	$0.625	1,100
2008	$0.93	$0.570	607
July — December 2008	$0.85	$0.625	1,700
2009	$0.83	$0.590	1,100
2009	$0.79	$0.590	1,100

Purchased TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.8360	2,594	$0.8700	745
2008	$0.8975	1,100	—	—
2008	$1.0500	396	—	—
2009	$0.8725	2,200	—	—
2009	$0.9650	1,000	$1.0275	1,000
2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700

Purchased TET Propane Put Spread Options

	Put Strike		Put Volumes
	(Per Gallon)		(Barrels/d)
	Bought	Sold

2008	$1.44	$0.8360	2,000
July — December 2008	$1.38	$0.8360	594
July — December 2008	$1.38	$0.8975	370
2009	$1.33	$0.8725	1,600
2009	$1.33	$0.8725	600
2009	$1.33	$0.9650	100
2010	$1.49	$0.8500	1,100
2010	$1.49	$0.9460	700

Purchased Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.9900	622	$1.0450	92
2008	$1.0900	250	—	—
2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100

Purchased Non-TET Isobutane Put Spread Options

	Put Strike		Put Volumes
	(Per Barrel)		(Barrels/d)
	Bought	Sold

2008	$1.67	$0.9900	400
July — December 2008	$1.71	$0.9900	222
2009	$1.62	$1.0600	175
2009	$1.57	$1.0600	275
2009	$1.62	$1.1600	100
2010	$1.89	$1.1145	100
2010	$1.89	$1.0350	300

Purchased Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$0.9875	810	$1.0400	271
2008	$1.0800	300	—	—
2009	$1.0525	700	—	—
2009	$1.1400	400	$1.2275	400
2009	—	—	$(1.7025)	(320)
2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200

Purchased Non-TET Normal Butane Put Spread Options

	Put Strike		Put Volumes
	(Per Gallon)		(Barrels/d)
	Bought	Sold

2008	$1.66	$0.9875	500
July — December 2008	$1.65	$0.9875	300
2009	$1.58	$1.0525	150
2009	$1.54	$1.0525	550
2009	$1.58	$1.1400	200
2010	$1.88	$1.1000	200
2010	$1.88	$1.0300	300

Purchased Non-TET Natural Gasoline Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per Gallon)	(Bbls/d)	(Per Gallon)	(Bbls/d)

2008	$1.485	300	$1.585	300
2009	$1.440	200	$1.540	200
2010	$1.408	300	—	—
2011	$1.410	300	—	—

Purchased Non-TET Natural Gasoline Put Spread Options

	Put Strike		Put Volumes
	(Per Gallon)		(Barrels/d)
	Bought	Sold

2009	$1.98	$1.440	120
2010	$2.54	$1.408	300

Purchased WTI Crude Oil Puts

	Put Strike	Put Volumes
	(Per Barrel)	(Bbls/d)

2008	$55.00	1,000
2008	$60.00	700
2009	$55.00	1,000
2009	$60.00	500
2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000
2011	$60.00	400

Purchased WTI Crude Oil Put Spread Options

	Put Strike		Put Volumes
	(Per Gallon)		(Barrels/d)
	Bought	Sold

2008	$91.50	$55.00	850
July — December 2008	$97.00	$55.00	150
July — December 2008	$97.00	$60.00	610
2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500
2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

As of June 30, 2008, the net fair value of our commodity hedge portfolio totaled a net liability of $54.0 million, which is comprised of assets aggregating $37.4 million and liabilities aggregating $91.4 million. See Note 12 to the unaudited consolidated financial statements.

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our Credit Facility.

In January 2008, we entered into two new interest rate swap agreements with an aggregate notional amount of $50 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 3.23% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. These interest rate swaps cover the period from February 2008 through October 2012 and the settlement amounts will be recognized as either an increase or decrease in interest and other financing costs on the consolidated statement of operations.

In May 2008, after reducing our Credit Facility balance by $294.0 million using proceeds from the 2018 Notes, we de-designated as cash flow hedges certain interest rate swap contracts representing a total notional amount of $185.0 million with a fair value of $5.6 million. As a result of this de-designation, we adjusted our balance of OCI and recognized a $6.5 million mark-to-market loss, which is included in interest and other financing costs on the consolidated statement of operations.

In June 2008, we unwound certain interest rate swap contracts for a net cost of $50,000 representing a total notional amount of $65.0 million and recognized a gain of $0.4 million, which is included in interest and other financing costs on the consolidated statement of operations.

For the six months ended June 30, 2008, interest and other financing costs on the consolidated statement of operations include mark-to-market losses on undesignated interest rate swaps and ineffectiveness on the interest rate swaps totaling $3.3 million. As of June 30, 2008, the fair value of our interest rate swaps totaled a net liability of $2.4 million, comprised of a $0.8 million asset and a $3.2 million liability.

As of June 30, 2008, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $30.0 million, all of which was hedged with interest rate swaps to convert the floating LIBOR component of our interest rate to a fixed LIBOR rate of 3.47%. As of June 30, 2008, we had additional interest rate swaps with a notional amount of $115.0 million, which are expected to hedge additional near-term floating rate borrowings under our Credit Facility. At June 30, 2008, these swaps had a weighted average fixed LIBOR rate of 4.7% with expirations in July 2010 and October 2012.

Risk Management Oversight.  Our Risk Management Committee is responsible for our compliance with our risk management policy and is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice President and General Counsel and the President of any operating subsidiary. The Audit

Committee of our Board of Directors monitors the implementation of our policy and we have engaged an independent firm to provide additional oversight.

Credit Risk.  We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the six months ended June 30, 2008, ONEOK Energy Services, L.P. (16%), Enterprise Products Operating, L.P. (15%), ONEOK Hydrocarbons, L.P. (13%), Kinder Morgan Texas Pipeline, L.P. (9%), DCP Midstream, L.P. (5%), TEPPCO Crude Oil, L.L.C. (5%) and The Gavilon Group, LLC (5%) collectively accounted for approximately 63% of our revenue. As of June 30, 2008, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services, except for Gavilon Group, LLC, from which we received letters of credit issued by an investment grade financial institution supporting a substantial portion of our credit exposure.

Item 4.	Controls and Procedures.

Our internal control over financial reporting was augmented during the quarter ended June 30, 2008 as the result of the successful implementation of a plant allocation accounting system. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2008 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting, other than described above.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for 2007 under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Our acquisitions could expose us to potential significant liabilities.

We generally assume the liabilities of entities that we acquire and may assume certain liabilities relating to assets that we acquire, including unknown and contingent liabilities. We perform due diligence in connection with our acquisitions and attempt to verify the representations of the sellers, but there may be pending, threatened, contemplated or contingent claims related to environmental, title, regulatory, litigation or other matters of which we are unaware. We may have indemnification claims against sellers for certain of these liabilities, as well as for disclosed liabilities, but our indemnification rights generally will be limited in amount and duration. For example, we are entitled to indemnification from the sellers of Cimmarron and Cantera for certain liabilities, but these indemnification rights are generally for limited amounts and for claims made within specified time periods. Our right to indemnification is also limited, as a practical matter, to the creditworthiness of the indemnifying party. If our right to indemnification is inadequate to cover the obligations of an acquired entity or relating to acquired assets, or if our indemnifying seller is unable to meet its obligations to us, our liability for such obligations could materially adversely affect our cash flow, operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual unitholders meeting on May 15, 2008. A brief description of each proposal and the voting results follows:

A company proposal to elect seven directors to our Board of Directors to serve until the 2009 Annual Meeting of Unitholders.

	For	Withheld

John R. Eckel, Jr.	36,042,130	156,925
James G. Crump	36,054,644	144,411
Ernie L. Danner	36,055,034	144,021
Scott A. Griffiths	36,049,082	149,973
Michael L. Johnson	36,055,194	143,861
T. William Porter	36,048,275	150,780
William L. Thacker	36,048,540	150,515

A company proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of Copano for the fiscal year ending December 31, 2008.

For	36,036,377
Against	95,421
Abstentions	67,257

All seven nominated directors were elected and the appointment of the independent auditors was ratified.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9	Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).

Number		Description

10.1		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).
10.2		Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.3		Form of Performance Based Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.4		Form of Long-Term Retention Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10	.5*	Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 8, 2008.

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

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9	Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).

Number		Description

10.1		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).
10.2		Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.3		Form of Performance Based Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.4		Form of Long-Term Retention Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10	.5*	Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.