Form 10-Q
period 2008-09-30
Copano Energy, L.L.C.
filed 2008-11-07
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There were 48,307,990 common units of Copano Energy, L.L.C. outstanding at November 3, 2008. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$173,825	$72,665
Accounts receivable, net	121,093	127,534
Risk management assets	17,013	3,289
Prepayments and other current assets	3,227	3,881

Total current assets	315,158	207,369

Property, plant and equipment, net	792,347	694,727
Intangible assets, net	197,246	200,546
Investment in unconsolidated affiliates	645,472	632,725
Escrow cash	1,856	—
Risk management assets	47,104	10,598
Other assets, net	31,352	23,118

Total assets	$2,030,535	$1,769,083

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$180,635	$147,046
Accrued interest	12,083	11,319
Accrued tax liability	543	3,919
Risk management liabilities	18,265	27,710
Other current liabilities	15,866	12,931

Total current liabilities	227,392	202,925

Long-term debt (includes $722 and $773 bond premium as of September 30, 2008 and December 31, 2007, respectively)	855,722	630,773
Deferred tax provision	1,526	1,231
Risk management and other noncurrent liabilities	33,451	40,018
Commitments and contingencies (Note 10)
Members’ capital:
Common units, no par value, 47,902,390 units and 47,366,048 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	676,083	661,585
Class C units, no par value, 789,705 units and 1,184,557 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	26,995	40,492
Class D units, no par value, 3,245,817 units issued and outstanding as of September 30, 2008 and December 31, 2007	112,454	112,454
Class E units, no par value, 5,598,839 units issued and outstanding as of September 30, 2008 and December 31, 2007	175,634	175,634
Paid-in capital	31,418	23,773
Accumulated deficit	(38,513)	(7,867)
Accumulated other comprehensive loss	(71,627)	(111,935)

	912,444	894,136

Total liabilities and members’ capital	$2,030,535	$1,769,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except unit information)

Revenue:
Natural gas sales	$204,187	$124,091	$620,074	$375,420
Natural gas liquids sales	174,867	132,835	507,979	336,748
Crude oil sales	50,763	25,161	149,128	39,381
Transportation, compression and processing fees	13,772	3,880	42,896	12,320
Condensate and other	10,044	7,109	36,582	21,917

Total revenue	453,633	293,076	1,356,659	785,786

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	332,346	211,824	999,580	604,061
Cost of crude oil purchases(1)	50,359	24,128	146,222	37,738
Transportation(1)	9,151	1,239	15,688	3,342
Operations and maintenance	15,394	10,525	40,289	28,700
Depreciation and amortization	12,755	10,130	37,092	28,426
General and administrative	11,042	8,615	33,828	23,831
Taxes other than income	723	1,010	2,193	2,566
Equity in earnings from unconsolidated affiliates	(2,170)	(401)	(7,354)	(2,019)

Total costs and expenses	429,600	267,070	1,267,538	726,645

Operating income	24,033	26,006	89,121	59,141
Other income (expense):
Interest and other income	357	706	1,091	2,032
Interest and other financing costs	(15,470)	(6,943)	(42,939)	(18,314)

Income before income taxes	8,920	19,769	47,273	42,859
Provision for income taxes	(197)	(102)	(846)	(1,182)

Net income	$8,723	$19,667	$46,427	$41,677

Basic net income per common unit:
Net income per common unit	$0.18	$0.46	$0.97	$1.00
Weighted average number of common units	47,868	42,330	47,640	41,154
Diluted net income per common unit:
Net income per common unit	$0.15	$0.44	$0.80	$0.96
Weighted average number of common units	57,939	44,233	57,891	43,606
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$—	$—	$0.21
Weighted average number of subordinated units	—	—	—	1,134
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$—	$—	$0.21
Weighted average number of subordinated units	—	—	—	1,134

(1)	Exclusive of items shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Cash Flows From Operating Activities:
Net income	$46,427	$41,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,092	28,426
Amortization of debt issue costs	2,552	921
Equity in earnings from unconsolidated affiliates	(7,354)	(2,019)
Distributions from unconsolidated affiliates	18,387	2,888
Equity-based compensation	3,542	2,180
Deferred tax provision	294	898
Other noncash items	(132)	(98)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,879	(12,135)
Prepayments and other current assets	655	(562)
Risk management assets	(16,466)	(19,137)
Accounts payable	21,259	13,200
Other current liabilities	(11,914)	12,099

Net cash provided by operating activities	101,221	68,338

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(115,292)	(57,247)
Additions to intangible assets	(4,710)	(2,604)
Acquisitions	(83)	(55,471)
Investment in unconsolidated affiliates	(25,623)	—
Distributions from unconsolidated affiliates	1,971	375
Escrow cash	(1,856)	—
Other	(1,232)	(990)

Net cash used in investing activities	(146,825)	(115,937)

Cash Flows From Financing Activities:
Proceeds from long-term debt	539,000	104,000
Repayment of long-term debt	(314,000)	—
Repayment of short-term notes payable	—	(1,494)
Deferred financing costs	(6,670)	(608)
Distributions to unitholders	(76,623)	(53,441)
Capital contributions from Pre-IPO Investors (Note 7)	4,103	7,169
Equity offering costs	(47)	(515)
Proceeds from option exercises	1,001	850

Net cash provided by financing activities	146,764	55,961

Net increase in cash and cash equivalents	101,160	8,362
Cash and cash equivalents, beginning of year	72,665	39,484

Cash and cash equivalents, end of period	$173,825	$47,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

											Accumulated
	Common		Class C		Class D		Class E			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Loss	Total	Income (Loss)
							(In thousands)

Balance, December 31, 2007	47,366	$661,585	1,184	$40,492	3,246	$112,454	5,599	$175,634	$23,773	$(7,867)	$(111,935)	$894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	4,103	—	—	4,103	$—
Conversion of Class C units into common units	394	13,497	(394)	(13,497)	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	(77,073)	—	(77,073)	—
Option exercises	59	1,001	—	—	—	—	—	—	—	—	—	1,001	—
Equity-based compensation	—	—	—	—	—	—	—	—	3,542	—	—	3,542	—
Vested restricted units	70	—	—	—	—	—	—	—	—	—	—	—	—
Vested phantom units	13	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	46,427	—	46,427	46,427
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	34,906	34,906	34,906
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	5,402	5,402	5,402

Comprehensive income													$86,735

Balance, September 30, 2008	47,902	$676,083	790	$26,995	3,246	$112,454	5,599	$175,634	$31,418	$(38,513)	$(71,627)	$912,444

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation. Basic and diluted net income per subordinated unit amounts for the nine months ended September 30, 2007 previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2007 have been adjusted due to a clerical error in the computation. Both basic and dilutive net income per subordinated unit were previously disclosed as $0.49. The change in the computation did not have an effect on financial statement amounts or basic and diluted net income per common unit.

We own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, a 51% interest in Bighorn Gas Gathering, L.L.C. (“Bighorn”), a Delaware limited liability company, and a 37.04% interest in Fort Union Gas Gathering, L.L.C. (“Fort Union”), a Delaware limited liability company. Although we are the managing partner or member in each of these equity investments and own a majority interest in some of these equity investments, we account for these investments using the equity method of accounting because the remaining general partners or members have substantive participating rights with respect to the management of each of these equity investments. Equity in earnings from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations.

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

Note 2 — New Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations.” We are currently evaluating the impact of SFAS No. 141(R) on our consolidated statements of operations, cash flows and financial position. SFAS No. 141(R) is effective for fiscal years beginning after November 15, 2008.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard was effective for reporting periods beginning after November 15, 2007. We adopted this statement beginning January 1, 2008 and the adoption had no material impact on our consolidated financial position or results of operations. See Note 12 for additional information with respect to our adoption of SFAS No. 157.

FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As allowed under FSP No. 157-2, we have not applied the provisions of SFAS No. 157 to our nonfinancial assets and liabilities measured at fair value. We will adopt the remaining portions of SFAS No. 157 on January 1, 2009.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for us as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. We adopted this statement beginning January 1, 2008 and have chosen not to measure items subject to SFAS No. 159 at fair value. Accordingly, the adoption had no material impact on our consolidated results of operations, cash flows or financial position.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — New Accounting Pronouncements (Continued)

agreements. We are currently evaluating SFAS No. 161 related to our derivative and hedging activity disclosures. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142R and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. We will adopt the provisions of FSP No. 142-3 on January 1, 2009.

Note 3 — Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense was $2,710,000 and $1,815,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $8,011,000 and $4,837,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated aggregate amortization expense remaining for 2008 and each of the succeeding periods indicated is approximately: 2008 — $2,686,000; 2009 — $10,740,000; 2010 — $10,711,000; 2011 — $10,694,000; 2012 — $10,631,000; and 2013 — $10,531,000.

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Rights-of-way and easements, at cost	$108,944	$104,427
Less accumulated amortization for rights-of-way and easements	(10,670)	(8,922)
Contracts	107,916	107,906
Less accumulated amortization for contracts	(13,503)	(7,675)
Customer relationships	5,204	5,204
Less accumulated amortization for customer relationships	(645)	(394)

Intangible assets, net	$197,246	$200,546

As of September 30, 2008, the weighted average amortization period for all of our intangible assets was 21 years. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 23 years, 20 years and 14 years, respectively, as of September 30, 2008.

Note 4 — Acquisitions

Acquisition of Cantera Natural Gas, LLC

We acquired all of the membership interests in Cantera, now Copano Natural Gas/Rocky Mountains, LLC, on October 1, 2007, and closed the acquisition October 19, 2007, pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Energy/Rocky Mountains, L.L.C. and Cantera Resources Holdings LLC (the “Cantera Acquisition”) for $732.8 million in cash and securities (the “Consideration”). The Consideration consisted of $623.6 million in cash (including $61.1 million of estimated net working capital and closing and post-closing adjustments) and 3,245,817 Copano Class D units issued to the seller. We funded the cash portion of the Consideration through a private placement of $335 million in Class E and common equity securities in a private

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (Continued)

placement with a group of accredited investors, and borrowings of $270 million under our Credit Facility (Note 6). The purchase price of the Cantera Acquisition is not yet final because, as a part of the acquisition, we assumed a conditional obligation under a “Contingent Consideration Note” (discussed in Note 10).

Cantera’s assets at the time of the acquisition consisted primarily of 51.0% and 37.04% managing member interests, respectively, in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm transportation agreements with Wyoming Interstate Gas Company, or WIC. Bighorn and Fort Union operate natural gas gathering systems in Wyoming’s Powder River Basin.

Acquisition of Cimmarron Gathering, LP

In 2007, we acquired all of the partnership interests in Cimmarron Gathering, LP (“Cimmarron”), a Texas limited partnership, for approximately $112.5 million in cash and securities (the “Cimmarron Acquisition”). The consideration consisted of $58.5 million of cash and 1,579,409 Class C units valued at approximately $54.0 million. The cash portion of the consideration was funded with borrowings under our Credit Facility discussed in Note 6. As a result of the Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and east Oklahoma and in north Texas.

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(In thousands, except per unit information)

Pro Forma Earnings Data:
Revenue	$320,143	$953,042
Costs and expenses	$286,893	$881,966
Equity in earnings from unconsolidated affiliates	$204	$2,304
Operating income	$33,250	$71,076
Income before extraordinary items	$21,610	$34,557
Net income	$21,610	$34,557
Basic net income per common unit:
As reported units outstanding	42,330	41,154
Pro forma units outstanding	47,258	45,819
As reported net income per unit	$0.46	$1.00
Pro forma net income per unit	$0.46	$0.75
Diluted net income per common unit:
As reported units outstanding	44,233	43,606
Pro forma units outstanding	57,613	57,478
As reported net income per unit	$0.44	$0.96
Pro forma net income per unit	$0.38	$0.61

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisitions (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(In thousands, except per unit information)

Basic net income per subordinated unit:
As reported units outstanding	—	1,134
Pro forma units outstanding	—	1,134
As reported net income per unit	$—	$0.21
Pro forma net income per unit	$—	$0.21
Diluted net income per subordinated unit:
As reported units outstanding	—	1,134
Pro forma units outstanding	—	1,134
As reported net income per unit	$—	$0.21
Pro forma net income per unit	$—	$0.21

Note 5 — Investment in Unconsolidated Affiliates

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. Our investments in unconsolidated affiliates totaled $645,472,000 as of September 30, 2008.

The summarized financial information for our equity investments as of and for the nine months ended September 30, 2008 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$25,959	$37,904	$26,612	$2,556
Operating expenses	(10,038)	(3,058)	(21,936)	(729)
Depreciation	(3,194)	(3,983)	(555)	(582)
Interest income (expense) and other	72	(4,388)	5	19

Net income	12,799	26,475	4,126	1,264
Ownership %	51%	37.04%	69.5%	62.5%

	6,527	9,806	2,868	790
Priority allocation of earnings and other	407	225	—	—
Copano’s share of management fees charged	181	26	130	101
Amortization of difference between the carried investment and the underlying equity in net assets	(8,999)	(4,817)	(7)	16

Equity in (loss) earnings from unconsolidated affiliates	$(1,884)	$5,240	$2,991	$907

Distributions	$8,247	$7,334	$3,579	$1,125

Current assets	$8,001	$16,392	$4,377	$1,420
Noncurrent assets	99,493	216,668	16,520	7,077
Current liabilities	(1,702)	(23,642)	(5,157)	(463)
Noncurrent liabilities	—	(104,540)	—	(53)

Net assets	$105,792	$104,878	$15,740	$7,981

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Investment in Unconsolidated Affiliates (Continued)

The summarized financial information for our equity investments for the nine months ended September 30, 2007 is as follows (in thousands):

	Southern Dome	Webb Duval

Operating revenue	$10,063	$2,882
Operating expenses	(8,587)	(542)
Depreciation	(552)	(576)
Interest income and other	6	45

Net income	930	1,809
Ownership %	69.5%	62.5%

	646	1131
Copano’s share of management fees charged	130	98
Amortization of difference between the carried investment and the underlying equity in net assets	(7)	15

Equity in earnings from unconsolidated affiliates	$769	$1,244

Distributions	$1,112	$2,151

Note 6 — Long-Term Debt

A summary of our debt follows (in thousands):

	September 30,	December 31,
	2008	2007

Long-term debt:
Credit Facility	$205,000	$280,000
Senior Notes:
8.125% senior notes due 2016	350,000	350,000
Unamortized bond premium	722	773
7.75% senior notes due 2018	300,000	—

Total Senior Notes	650,722	350,773

Total	$855,722	$630,773

Credit Facility

Our $550 million senior secured revolving credit facility (the “Credit Facility”) is provided by Bank of America, N.A., as Administrative Agent, and a group of 30 financial institutions, as lenders. The largest commitment from any single lender represents 10.9% of the total commitments under our Credit Facility. The Credit Facility matures on October 18, 2012, and borrowings under the Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility does not provide for the type of working capital borrowings that would be eligible, pursuant to our limited liability company agreement, to be considered cash available for distribution to our unitholders. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with its terms, including certain financial covenants. We are in compliance with the covenants under the Credit Facility as of September 30, 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt (Continued)

The effective average interest rate on borrowings under the Credit Facility was 6.7% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of September 30, 2008. Interest and other financing costs related to the Credit Facility totaled $9,010,000 for the nine months ended September 30, 2008. Costs incurred in connection with the establishment of the Credit Facility are being amortized over the term of the Credit Facility and, as of September 30, 2008, the unamortized portion totaled $8,726,000.

Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests acquired with the Cimmarron Acquisition), all of which are party to the Credit Facility as guarantors. Our less than wholly owned subsidiaries have not pledged their assets to secure the Credit Facility or guaranteed our obligations under the Credit Facility.

8.125% Senior Notes Due 2016

In February 2006 and November 2007, we issued $225 million and $125 million, respectively, in aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”). Interest and other financing costs related to the 2016 Notes totaled $21,950,000 for the nine months ended September 30, 2008. Costs incurred in connection with the issuance of the 2016 Notes are being amortized over the term of the 2016 Notes and, as of September 30, 2008, the unamortized portion totaled $6,675,000. We are in compliance with the covenants under the 2016 Notes as of September 30, 2008. Interest on the 2016 Notes is payable each March 1 and September 1.

The 2016 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2016 Notes).

7.75% Senior Notes Due 2018

On May 16, 2008, we issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) in a private placement. We used the net proceeds from the 2018 Notes, after deducting initial purchaser discounts and offering costs of $6,554,000, to reduce the balance outstanding under our Credit Facility. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of September 30, 2008, the unamortized portion totaled $6,310,000. Interest and other financing costs relating to the 2018 Notes totaled $9,028,000 for the nine months ended September 30, 2008. We are in compliance with the covenants under the 2018 Notes as of September 30, 2008. Interest on the 2018 Notes is payable each June 1 and December 1, commencing December 1, 2008.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2008						December 31, 2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$106,487	$—	$67,338	$—	$—	$173,825	$10,018	$—	$62,647	$—	$—	$72,665
Accounts receivable, net	12	—	121,081	—	—	121,093	476	—	127,058	—	—	127,534
Intercompany receivable	88,134	—	(88,134)	—	—	—	37,027	—	(37,027)	—	—	—
Risk management assets	—	—	17,013	—	—	17,013	—	—	3,289	—	—	3,289
Prepayments and other current assets	215	—	3,012	—	—	3,227	877	—	3,004	—	—	3,881

Total current assets	194,848	—	120,310	—	—	315,158	48,398	—	158,971	—	—	207,369

Property, plant and equipment, net	146	—	792,201	—	—	792,347	264	—	694,463	—	—	694,727
Intangible assets, net	—	—	197,246	—	—	197,246	—	—	200,546	—	—	200,546
Investment in unconsolidated affiliates	—	—	645,472	645,472	(645,472)	645,472	—	—	632,725	632,725	(632,725)	632,725
Investment in consolidated subsidiaries	1,567,150	—	—	—	(1,567,150)	—	1,473,187	—	—	—	(1,473,187)	—
Escrow cash	—	—	1,856	—	—	1,856	—	—	—	—	—	—
Risk management assets	—	—	47,104	—	—	47,104	—	—	10,598	—	—	10,598
Other assets, net	21,711	—	9,641	—	—	31,352	17,589	—	5,529	—	—	23,118

Total assets	$1,783,855	$—	$1,813,830	$645,472	$(2,212,622)	$2,030,535	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4	$—	$180,631	$—	$—	$180,635	$35	$—	$147,011	$—	$—	$147,046
Accrued interest	11,798	—	285	—	—	12,083	11,319	—	—	—	—	11,319
Accrued tax liability	543	—	—	—	—	543	483	—	3,436	—	—	3,919
Risk management liabilities	—	—	18,265	—	—	18,265	—	—	27,710	—	—	27,710
Other current liabilities	1,337	—	14,529	—	—	15,866	882	—	12,049	—	—	12,931

Total current liabilities	13,682	—	213,710	—	—	227,392	12,719	—	190,206	—	—	202,925

Long-term debt	855,722	—	—	—	—	855,722	630,773	—	—	—	—	630,773
Deferred tax provision	1,526	—	—	—	—	1,526	1,231	—	—	—	—	1,231
Risk management and other noncurrent liabilities	481	—	32,970	—	—	33,451	579	—	39,439	—	—	40,018
Members’/Partners’ capital:
Common units	676,083	—	—	—	—	676,083	661,585	—	—	—	—	661,585
Class C units	26,995	—	—	—	—	26,995	40,492	—	—	—	—	40,492
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Class E units	175,634	—	—	—	—	175,634	175,634	—	—	—	—	175,634
Paid-in capital	31,418	1	1,533,236	633,768	(2,167,005)	31,418	23,773	1	1,507,285	628,375	(2,135,661)	23,773
Accumulated (deficit) earnings	(38,513)	(1)	105,541	11,704	(117,244)	(38,513)	(7,867)	(1)	77,837	4,350	(82,186)	(7,867)
Accumulated other comprehensive loss	(71,627)	—	(71,627)	—	71,627	(71,627)	(111,935)	—	(111,935)	—	111,935	(111,935)

	912,444	—	1,567,150	645,472	(2,212,622)	912,444	894,136	—	1,473,187	632,725	(2,105,912)	894,136

Total liabilities and members’/partners’ capital	$1,783,855	$—	$1,813,830	$645,472	$(2,212,622)	$2,030,535	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$204,187	$—	$—	$204,187	$—	$—	$124,091	$—	$—	$124,091
Natural gas liquids sales	—	—	174,867	—	—	174,867	—	—	132,835	—	—	132,835
Crude oil sales	—	—	50,763	—	—	50,763	—	—	25,161	—	—	25,161
Transportation, compression and processing fees	—	—	13,772	—	—	13,772	—	—	3,880	—	—	3,880
Condensate and other	—	—	10,044	—	—	10,044	—	—	7,109	—	—	7,109

Total revenue	—	—	453,633	—	—	453,633	—	—	293,076	—	—	$293,076

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	332,346	—	—	332,346	—	—	211,824	—	—	211,824
Cost of crude oil	—	—	50,359	—	—	50,359	—	—	24,128	—	—	24,128
Transportation	—	—	9,151	—	—	9,151	—	—	1,239	—	—	1,239
Operations and maintenance	(374)	—	15,768	—	—	15,394	456	—	10,069	—	—	10,525
Depreciation and amortization	11	—	12,744	—	—	12,755	11	—	10,119	—	—	10,130
General and administrative	6,400	—	4,642	—	—	11,042	2,448	—	6,167	—	—	8,615
Taxes other than income	—	—	723	—	—	723	—	—	1,010	—	—	1,010
Equity in (earnings) loss from unconsolidated affiliates	—	—	(2,170)	(2,170)	2,170	(2,170)	—	—	(401)	(401)	401	(401)

Total costs and expenses	6,037	—	423,563	(2,170)	2,170	429,600	2,915	—	264,155	(401)	401	267,070

Operating (loss) income	(6,037)	—	30,070	2,170	(2,170)	24,033	(2,915)	—	28,921	401	(401)	26,006
Interest and other income	16	—	341	—	—	357	28	—	678	—	—	706
Interest and other financing costs	(14,354)	—	(1,116)	—	—	(15,470)	(7,011)	—	68	—	—	(6,943)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(20,375)	—	29,295	2,170	(2,170)	8,920	(9,898)	—	29,667	401	(401)	19,769
Provision for income taxes	(197)	—	—	—	—	(197)	(102)	—	—	—	—	(102)

(Loss) income before equity in earnings from consolidated subsidiaries	(20,572)	—	29,295	2,170	(2,170)	8,723	(10,000)	—	29,667	401	(401)	19,667
Equity in earnings (loss) from consolidated subsidiaries	29,295	—	—	—	(29,295)	—	29,667	—	—	—	(29,667)	—

Net income (loss)	$8,723	$—	$29,295	$2,170	$(31,465)	$8,723	$19,667	$—	$29,667	$401	$(30,068)	$19,667

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$620,074	$—	$—	$620,074	$—	$—	$375,420	$—	$—	$375,420
Natural gas liquids sales	—	—	507,979	—	—	507,979	—	—	336,748	—	—	336,748
Crude oil sales	—	—	149,128	—	—	149,128	—	—	39,381	—	—	39,381
Transportation, compression and processing fees	—	—	42,896	—	—	42,896	—	—	12,320	—	—	12,320
Condensate and other	—	—	36,582	—	—	36,582	—	—	21,917	—	—	21,917

Total revenue	—	—	1,356,659	—	—	1,356,659	—	—	785,786	—	—	785,786

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	999,580	—	—	999,580	—	—	604,061	—	—	604,061
Cost of crude oil	—	—	146,222	—	—	146,222	—	—	37,738	—	—	37,738
Transportation	—	—	15,688	—	—	15,688	—	—	3,342	—	—	3,342
Operations and maintenance	690	—	39,599	—	—	40,289	1,264	—	27,436	—	—	28,700
Depreciation and amortization	34	—	37,058	—	—	37,092	23	—	28,403	—	—	28,426
General and administrative	19,823	—	14,005	—	—	33,828	7,576	—	16,255	—	—	23,831
Taxes other than income	—	—	2,193	—	—	2,193	—	—	2,566	—	—	2,566
Equity in earnings from unconsolidated affiliates	—	—	(7,354)	(7,354)	7,354	(7,354)	—	—	(2,019)	(2,019)	2,019	(2,019)

Total costs and expenses	20,547	—	1,246,991	(7,354)	7,354	1,267,538	8,863	—	717,782	(2,019)	2,019	726,645

Operating (loss) income	(20,547)	—	109,668	7,354	(7,354)	89,121	(8,863)	—	68,004	2,019	(2,019)	59,141
Interest and other income	40	—	1,051	—	—	1,091	201	—	1,831	—	—	2,032
Interest and other financing costs	(37,727)	—	(5,212)	—	—	(42,939)	(18,399)	—	85	—	—	(18,314)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(58,234)	—	105,507	7,354	(7,354)	47,273	(27,061)	—	69,920	2,019	(2,019)	42,859
Provision for income taxes	(846)	—	—	—	—	(846)	(1,182)	—	—	—	—	(1,182)

(Loss) income before equity in earnings from consolidated subsidiaries	(59,080)	—	105,507	7,354	(7,354)	46,427	(28,243)	—	69,920	2,019	(2,019)	41,677
Equity in earnings (loss) from consolidated subsidiaries	105,507	—	—	—	(105,507)	—	69,920	—	—	—	(69,920)	—

Net income (loss)	$46,427	$—	$105,507	$7,354	$(112,861)	$46,427	$41,677	$—	$69,920	$2,019	$(71,939)	$41,677

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008						2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(115,305)	$—	$216,526	$18,387	$(18,387)	$101,221	$(27,099)	$—	$95,437	$2,888	$(2,888)	$68,338

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	65,010	—	(146,825)	(23,652)	(41,358)	(146,825)	(30,266)	—	(115,896)	375	29,850	(115,937)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	146,764		(65,010)	25,623	39,387	146,764	57,454	—	28,732	—	(30,225)	55,961

Net increase (decrease) in cash and cash equivalents	96,469	—	4,691	20,358	(20,358)	101,160	89	—	8,273	3,263	(3,263)	8,362
Cash and cash equivalents, beginning of year	10,018	—	62,647	4,382	(4,382)	72,665	1,286	—	38,198	—	—	39,484

Cash and cash equivalents, end of period	$106,487	$—	$67,338	$24,740	$(24,740)	$173,825	$1,375	$—	$46,471	$3,263	$(3,263)	$47,846

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Members’ Capital and Distributions

Pre-IPO Investors

Pursuant to our limited liability company agreement, certain of our investors existing prior to our initial public offering (our “Pre-IPO Investors”) agreed to reimburse us for general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceeded certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) was limited, or capped. For the year ended December 31, 2007, the “cap” limited our general and administrative expense obligations to $1.8 million per quarter. During this three-year period, the quarterly limitation on general and administrative expenses was increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeded $5.4 million. Commencing with the first quarter of 2008, our Pre-IPO Investors no longer had this reimbursement obligation. During the nine months ended September 30, 2008, our Pre-IPO Investors made capital contributions to us in the aggregate amount of $4,103,000 as a reimbursement of excess general and administrative expenses for the fourth quarter of 2007.

Class C Units

As of September 30, 2008, 789,705 Class C units were outstanding. The Class C units are not entitled to receive quarterly cash distributions. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange. On November 1, 2008, 394,852 of the Class C units converted to common units in accordance with the terms of the Class C units. The remaining 394,853 Class C units will convert into common units on May 1, 2009.

Class D Units

As of September 30, 2008, 3,245,817 Class D units were outstanding. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive quarterly cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange.

Class E Units

As of September 30, 2008, 5,598,839 Class E units were outstanding. The Class E units have no voting rights other than as required by law, are subordinate to our common units on dissolution and liquidation and have no quarterly cash distribution rights. The Class E units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange. Upon payment of our cash distribution for the third quarter of 2008, scheduled November 14, 2008, all of the Class E units will convert automatically into common units. These conversion terms were approved by our common unitholders at a special meeting held in March 2008. The common units we issue upon conversion of the Class E units will be entitled to participate in our cash distribution for the fourth quarter of 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Members’ Capital and Distributions (Continued)

Distributions

The following table summarizes our quarterly cash distributions during 2008:

	Distribution
Quarter Ending	Per unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2007	$0.51	January 16, 2008	February 1, 2008	February 14, 2008	$24,336,000
March 31, 2008	0.53	April 16, 2008	May 1, 2008	May 15, 2008	25,506,000
June 30, 2008	0.56	July 16, 2008	August 1, 2008	August 14, 2008	27,242,000
September 30, 2008	0.57	October 15, 2008	November 3, 2008	November 14, 2008	27,969,000

Accounting for Equity-Based Compensation

We use SFAS No. 123(R), “Share-Based Payment,” to account for awards issued under our long-term incentive plan, or LTIP. The equity-based compensation expense relates to awards issued under our LTIP discussed in “Restricted Common Units,” “Phantom Units” and “Unit Options” below. As of September 30, 2008, the remaining units available for grant under our LTIP totaled 2,307,873, of which up to 474,113 may be issued as restricted units or phantom units.

In November 2008, we amended our Management Incentive Compensation Plan and our Employee Incentive Compensation Program (“EICP”) to provide our Compensation Committee with the discretion to approve bonus payments (including EICP bonuses relating to the third quarter of 2008) using equity grants under our LTIP, as an alternative to cash payments.

Restricted Common Units.  The aggregate intrinsic value of restricted units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $1,299,000 and $1,530,000 related to the amortization of restricted units outstanding during the nine months ended September 30, 2008 and 2007, respectively.

A summary of the restricted common unit activity for the nine months ended September 30, 2008 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	241,181	$22.92
Granted	—	—
Vested	(70,162)	20.08
Forfeited	(685)	20.95

Outstanding at end of period	170,334	$24.11

As of September 30, 2008, unrecognized compensation costs relating to restricted units issued under our LTIP totaled $3,048,000. The expense is expected to be recognized over a weighted-average period of approximately two years. The total fair value of restricted common units vested during the nine months ended September 30, 2008 was $2,221,000.

Phantom Units.  The aggregate intrinsic value of phantom units issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $1,686,000 and $191,000 related to the amortization of phantom units outstanding during the nine months ended September 30, 2008 and 2007, respectively. No phantom units were awarded under our LTIP prior to June 12, 2007.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Members’ Capital and Distributions (Continued)

In June 2008, we issued 35,810 performance based phantom units under our LTIP at a fair value of $626,000. These awards vest in three equal installments on each May 15 following the grant date, provided a performance goal for the applicable vesting period is met. The number of performance based phantom units to vest is dependent on the level of achievement of the performance goal, which is a specified percentage of total return to holders of our common units based on the market price of our common units. These awards were valued using a Monte Carlo simulation technique, an approved valuation method under SFAS No. 123(R). The model utilizes the change in the unit price over time, estimated future dividends, estimated risk-free rate of return, annual volatility and projected rate of error to establish the grant date fair value of the awards. The fair value of phantom unit awards not containing performance conditions are measured using the closing price of our common units on the date of grant. No performance based phantom units were issued under the LTIP prior to this issuance.

A summary of all phantom unit activity for the nine months ended September 30, 2008 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	100,795	$40.81
Granted	513,405	33.18
Vested	(17,734)	41.39
Forfeited	(4,381)	38.18

Outstanding at end of period	592,085	$34.20

As of September 30, 2008, unrecognized compensation costs relating to the phantom units issued under our LTIP totaled $19,012,000. The expense is expected to be recognized over a weighted average period of approximately five years.

Unit Options.  The fair value of unit options issued under our LTIP, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $749,000 and $459,000 related to unit options net of anticipated forfeitures for the nine months ended September 30, 2008 and 2007, respectively.

A summary of unit option activity for the nine months ended September 30, 2008 is provided below:

	Number of	Weighted
	Units	Average
	Underlying	Exercise
	Options	Price

Outstanding at beginning of year	1,442,847	$22.60
Granted	172,500	33.76
Exercised	(58,902)	16.99
Forfeited	(139,339)	26.19

Outstanding at end of period	1,417,106	$23.84

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Members’ Capital and Distributions (Continued)

	Nine Months Ended
	September 30,
	2008	2007

Weighted average exercise price	$33.76	$38.17
Expected volatility	19.96%-20.72%	20.57%-21.50%
Distribution yield	6.18%-6.28%	6.00%-6.05%
Risk-free interest rate	2.71%-3.94%	4.32%-5.11%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$3.08	$4.55
Total intrinsic value of options exercised	$990,000	$1,315,000

During January 2008, we modified certain employee unit option awards totaling 40,180 units to accelerate the vesting period and to provide for the inclusion of consulting arrangements in the awards’ definition of “employment.” SFAS No. 123(R) required us to revalue these unit option grants as of the date of the modification and, as a result, we will recognize an additional $102,000 of compensation expense over the remaining life of these modified awards. For the nine months ended September 30, 2008, we recognized $32,000 of this increased expense.

As of September 30, 2008, unrecognized compensation costs relating to unit options issued under our LTIP totaled $2,646,000. The expense is expected to be recognized over a weighted average period of approximately five years.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Net Income Per Unit (Continued)

Basic and diluted net income per unit are calculated as follows (in thousands, except per unit information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available — basic	$8,723	$19,677	$46,427	$41,677
Less net income attributable to subordinated unitholders	—	—	—	(553)

Net income — basic	8,723	19,677	46,427	41,124
Net income attributable to subordinated unitholders	—	—	—	553

Net income available — diluted(1)	$8,723	$19,677	$46,427	$41,677

Basic weighted average units	47,868	42,330	47,640	41,154
Dilutive weighted average units(1)(2)	57,939	44,233	57,891	43,606
Basic net income per unit	$0.18	$0.46	$0.97	$1.00

Diluted net income per unit(1)(2)	$0.15	$0.44	$0.80	$0.96

(1)	Our potentially dilutive common equity includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Employee options	356	611	415	569
Restricted units	63	159	62	162
Phantom units	18	7	23	—
Class C units	790	1,125	905	631
Class D units	3,246	—	3,246	—
Class E units	5,599	—	5,599	—

(2)	The following potentially dilutive common equity was excluded from the dilutive net income per unit calculation because to include these equity securities would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Employee options	1,061	764	1,002	806
Restricted units	108	111	109	133
Phantom units	574	80	568	79

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party Transactions (Continued)

Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended September 30, 2008 and 2007, we reimbursed Copano Operations $796,000 and $866,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the nine months ended September 30, 2008 and 2007, we reimbursed Copano Operations $2,476,000 and $2,354,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. Certain of our subsidiaries are co-lessors of office space with Copano Operations and our costs attributable to the shared portion of the leased premises are included in our cost reimbursements to Copano Operations. As of September 30, 2008, amounts payable by us to Copano Operations were $15,000.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three months ended September 30, 2008 and 2007.

Natural Gas Transactions and Other

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Affiliates of Mr. Eckel:
Natural gas sales(1)	$29	$—	$103	$25
Gathering and compression services(2)	3	7	17	24
Natural gas purchases(3)	304	580	1,018	1,706
Webb Duval:
Natural gas sales(1)	590	—	590	—
Natural gas purchases(3)	313	390	1,416	505
Transportation costs(4)	89	94	291	264
Southern Dome:
Natural gas liquid sales(5)	—	109	—	147
Condensate sales(6)	—	86	—	107
Bighorn:
Gathering costs(4)	144	—	460	—
Fort Union:
Gathering costs(4)	2,213	—	6,319	—
Treating costs(3)	276	—	627	—
Other:
Natural gas sales(1)	142	—	319	—
Condensate and other(6)	27	—	27	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.
(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.
(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.
(4)	Costs included in transportation on our consolidated statements of operations.
(5)	Revenues included in natural gas liquid sales on our consolidated statements of operations.
(6)	Revenues included in condensate and other on our consolidated statements of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Related Party Transactions (Continued)

As of September 30, 2008, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $100,000, which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we receive a management fee from Webb Duval, which, along with any other reimbursable costs, is the total compensation paid to us by Webb Duval. We charged Webb Duval administrative fees of $55,000 and $53,000 for the three months ended September 30, 2008 and 2007, respectively, and $162,000 and $157,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, our receivable from Webb Duval totaled $156,000 and our payable to Webb Duval totaled $21,000.

We receive a management fee of $250,000 per year from Southern Dome, which, along with any other reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended September 30, 2008, Southern Dome paid us $63,000 in management fees and $157,000 in other reimbursable costs. For the three months ended September 30, 2007, Southern Dome paid us $63,000 in management fees and $107,000 in other reimbursable costs. For the nine months ended September 30, 2008, Southern Dome paid us $188,000 in management fees and $346,000 in other reimbursable costs. For the nine months ended September 30, 2007, Southern Dome paid us $188,000 in management fees and $245,000 in other reimbursable costs. As of September 30, 2008, our receivable from Southern Dome totaled $270,000.

We receive management fees from Bighorn and Fort Union, which, along with any other reimbursable costs, is the total compensation paid to us by Bighorn and Fort Union. For the three months ended September 30, 2008, Bighorn paid us $68,000 in management fees and $779,000 in other reimbursable costs. For the nine months ended September 30, 2008, Bighorn paid us $205,000 in management fees and $1,454,000 in other reimbursable costs. For the three and nine months ended September 30, 2008, Fort Union paid us $24,000 and $71,000, respectively, in management fees. As of September 30, 2008, our receivables from Bighorn and Fort Union totaled $1,391,000 and $74,000 respectively. As of September 30, 2008, our payables to Bighorn and Fort Union totaled $49,000 and $822,000 respectively.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Note 10 — Commitments and Contingencies

Commitments

For the three months ended September 30, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,997,000 and $908,000, respectively. For the nine months ended September 30, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $5,085,000 and $2,909,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of September 30, 2008, we had fixed contractual commitments to purchase 923,560 million British thermal units (“MMBtu”) of natural gas in October 2008. As of September 30, 2008, we had fixed contractual commitments to sell 2,487,440 MMBtu of natural gas in October 2008. All of these contracts are based on index-related market pricing. Using index-related market prices as of September 30, 2008, total commitments to purchase natural gas related to such agreements equaled $5,655,000 and the total commitment to sell natural gas under such agreements equaled $16,831,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During September 2008, natural gas volumes purchased under such contracts equaled 9,913,155 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices are for

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies (Continued)

contract terms ranging from one month to five years. During September 2008, natural gas volumes sold under such contracts equaled 4,724,536 MMBtu.

In connection with the Cantera Acquisition, we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS Gas Transmission”), dated as of July 2, 2003, that provides for annual payments to CMS through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. The earnings thresholds were not met for the years 2004 through 2007; therefore, there were no payments due in 2005, 2006, 2007 or 2008. If the 2008 earnings threshold is met, we will be obligated to pay CMS Gas Transmission up to $22.5 million in March 2009. Our estimate of this 2009 payment obligation using Bighorn’s and Fort Union’s results through September 30, 2008 and projecting through December 31, 2008 is approximately $2,802,000, which is reflected in other current liabilities on the consolidated balance sheet. The Contingent Consideration Note is subordinated to our senior secured indebtedness.

Also in connection with the Cantera Acquisition, we assumed two firm transportation agreements with WIC, under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these two agreements, we are obligated to pay approximately $2,619,000 for the remainder of 2008, $10,463,000 in 2009, $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012 and $33,691,000 thereafter. These agreements expire in December 2019. Beginning in June 2008, all our obligations under these two firm transportation agreements are offset by capacity release agreements between us and third parties, under which they have agreed to use all of our firm transportation capacity through 2019. In September 2008, we entered into a third firm transportation agreement with WIC, under which we are obligated to pay $175,000 for the remainder of 2008 and $349,000 in 2009. We have placed in escrow $1,856,000, classified as escrow cash on the consolidated balance sheets, which will serve as credit support for these obligations through 2019.

Additionally, we assumed two firm gathering agreements with Fort Union, under which we are obligated to pay for a portion of our gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $2,552,000 for the remainder of 2008, $10,760,000 for 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. Our fixed-payment obligations under these agreements expire in November 2009 and December 2017. Through fixed volume agreements with third parties, we have sub-contracted approximately 30% of our gathering capacity and payment obligations under these agreements for their remaining terms.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies (Continued)

As a result of our Cantera Acquisition in October 2007, we, in acquiring Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc., or “CMSFS”), became a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). The amount of liability, if any, against Cantera Gas Company is not reasonably estimable. Pursuant to the CMS Acquisition purchase agreement, CMS Gas Transmission has assumed responsibility for the defense of these claims, and we are fully indemnified by CMS Gas Transmission and its parent, CMS Enterprises Company, against any losses that we may suffer as a result of these claims.

As a result of the Cimmarron Acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. A trial date has not been set and the litigation is only in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions is correct, we can give no assurances regarding the litigation’s outcome, and any potential liability we may incur is not reasonably estimable.

In September 2008, we signed a definitive purchase agreement with Williams’ Transco subsidiary to acquire the McMullen Lateral pipeline extending from McMullen County, Texas, to Wharton County, Texas for a purchase price of $42.5 million. Our Board of Directors have also approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines, including Transco, and also to provide an additional residue gas outlet for our Houston Central processing plant. We anticipate that the combined costs of the acquisition and related construction projects will total approximately $110.0 million. Closing of the transaction is subject to receipt of necessary and requested Federal Energy Regulatory Commission (“FERC”) authorizations.

Note 11 — Supplemental Disclosures to the Statements of Cash Flows

	Nine Months
	Ended September 30,
	2008	2007
	(In thousands)

Cash payments for interest, net of $2,261,000 and $676,000 capitalized in 2008 and 2007, respectively	$35,136	$21,478
Cash payments for federal and state income taxes	$492	$—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of September 30, 2008 and 2007 of $11,296,000 and $778,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy which, subject to certain limitations, allows our management to purchase crude oil, NGLs and natural gas options and enter into swaps in order to reduce our exposure to a substantial adverse change in the prices of those commodities.

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

In August 2008, we purchased puts for propane, iso-butane, normal butane, and calls for Houston Ship Channel Index natural gas at strike prices reflecting then-current market conditions. These transactions are settled monthly beginning in 2009 and ending in 2011. These transactions were executed through investment grade

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments (Continued)

counterparties in accordance with our risk management policy and were designated as cash flow hedges. Our costs for these transactions were $17,570,000.

During the nine months ended September 30, 2008, we recorded unrealized mark-to-market losses of $5,414,000 related to undesignated economic hedges and unrealized losses of $375,000 related to ineffectiveness on our risk management portfolio. As of September 30, 2008, the fair value of our commodity hedge portfolio totaled a net asset of $17,045,000, which is comprised of assets aggregating $63,564,000 and liabilities aggregating $46,519,000.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt.

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

In May 2008, after reducing our Credit Facility balance by $294.0 million using proceeds from the 2018 Notes, we de-designated as cash flow hedges certain interest rate swap contracts representing a total notional amount of $185.0 million with a fair value of $5,612,000. As a result of this de-designation, we adjusted our balance of OCI and recognized a $6,467,000 unrealized mark-to-market loss, which is included in interest and other financing costs on the consolidated statement of operations.

In June 2008, we unwound certain interest rate swap contracts for a net cost of $50,000 representing a total notional amount of $65.0 million and recognized a gain of $414,000, which is included in interest and other financing costs on the consolidated statement of operations.

For the nine months ended September 30, 2008, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market losses of $3,713,000 on undesignated interest rate swaps and unrealized gains of $17,000 related to ineffectiveness on the interest rate swaps. As of September 30, 2008, the fair value of our interest rate swaps totaled a net liability of $3,101,000, comprised of a $553,000 asset and liabilities aggregating $3,654,000.

Adoption of SFAS No. 157

As discussed in Note 2, effective January 1, 2008, we adopted SFAS No. 157. SFAS No. 157 defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financial Instruments (Continued)

•	Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on a Recurring Basis as of
	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Commodity derivatives	$—	$—	$63,564	$63,564
Other derivatives	—	553	—	553

Total	$—	$553	$63,564	$64,117

Liabilities:
Commodity derivatives	$—	$—	$46,519	$46,519
Other derivatives	—	3,654	—	3,654

Total	$—	$3,654	$46,519	$50,173

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Balance, beginning of period	$(53,989)	$(48,194)
Total gains or losses:
Included in earnings	1,599	(5,414)
Included in accumulated other comprehensive loss	60,352	35,250
Purchases, issuances and settlements	9,083	35,403
Transfers in and/or out of Level 3	—	—

Balance, end of period	$17,045	$17,045

Change in unrealized losses relating to instruments still held as of September 30, 2008	$978	$(5,790)

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

Note 13 — Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes natural gas midstream services primarily in central and east Oklahoma, including natural gas gathering and related services, natural gas processing and a crude oil pipeline located in south Oklahoma and north Texas. Our Oklahoma segment includes certain assets acquired in the Cimmarron Acquisition and our equity investment in Southern Dome.

•	Texas, which provides natural gas gathering and transmission and related services and natural gas processing, treating, conditioning, NGL fractionation and related NGL transportation operations in Texas and Louisiana. Our Texas segment includes certain assets acquired in the Cimmarron Acquisition, our Louisiana processing assets acquired in the Cantera Acquisition and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and related operations in Wyoming, was acquired through the Cantera Acquisition. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and three firm transportation agreements with Wyoming Interstate Gas Company.

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

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended September 30, 2008:
Sales to external customers	$239,072	$217,492	$11,476	$468,040	$(14,407)	$453,633
Intersegment sales	(594)	594	—	—	—	—
Interest and other financing costs	—	—	—	—	15,470	15,470
Depreciation and amortization	7,639	4,147	671	12,457	298	12,755
Equity in earnings from unconsolidated affiliates	(866)	(162)	(1,142)	(2,170)	—	(2,170)
Net income (loss)	18,213	26,143	1,182	45,538	(36,815)	8,723
Three Months Ended September 30, 2007:
Sales to external customers	$153,952	$145,121	$—	$299,073	$(5,997)	$293,076
Intersegment sales	(125)	125	—	—	—	—
Interest and other financing costs	—	—	—	—	6,943	6,943
Depreciation and amortization	6,704	3,216	—	9,920	210	10,130
Equity in earnings from unconsolidated affiliates	(245)	(156)	—	(401)	—	(401)
Net income (loss)	15,493	20,027	—	35,520	(15,853)	19,667
Nine Months Ended September 30, 2008:
Sales to external customers	$725,200	$645,963	$35,190	$1,406,353	$(49,694)	$1,356,659
Intersegment sales	(1,639)	1,639	—	—	—	—
Interest expense and other financing costs	—	—	—	—	42,939	42,939
Depreciation and amortization	22,659	11,495	2,011	36,165	927	37,092
Equity in earnings from unconsolidated affiliates	(2,991)	(1,008)	(3,355)	(7,354)	—	(7,354)
Net income (loss)	73,551	84,498	2,738	160,787	(114,360)	46,427
Segment assets	782,568	413,634	713,002	1,909,204	121,331	2,030,535
Nine Months Ended September 30, 2007:
Sales to external customers	$402,617	$398,026	$—	$800,643	$(14,857)	$785,786
Intersegment sales	(180)	180	—	—	—	—
Interest expense and other financing costs	—	—	—	—	18,314	18,314
Depreciation and amortization	18,880	8,946	—	27,826	600	28,426
Equity in earnings from unconsolidated affiliates	(769)	(1,250)	—	(2,019)	—	(2,019)
Net income (loss)	40,268	44,058	—	84,326	(42,649)	41,677

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

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments: Oklahoma, Texas and Rocky Mountains.

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering and related compression, dehydration and nitrogen rejection services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas. For the three months ended September 30, 2008 and 2007, this segment generated approximately 54% and 52%, respectively, of our total segment gross margin, which is defined below under “— How We Evaluate Our Operations.” For the nine months ended September 30, 2008 and 2007, this segment generated approximately 60% and 55%, respectively, of our total segment gross margin.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant, Sheridan NGL pipeline and Brenham NGL pipeline. In addition, we are constructing a treating and processing plant in Montague County, Texas, and our Texas segment owns a processing plant located in southwest Louisiana. For the three months ended September 30, 2008 and 2007, this segment generated approximately 67% and 58%, respectively, of our total segment gross margin. For the nine months ended September 30, 2008 and 2007, this segment generated approximately 63% and 56%, respectively, of our total segment gross margin.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The Rocky Mountains segment was established with our acquisition of Cantera in October 2007. This segment generated approximately 2% of our total segment gross margin for each of the three and nine months ended September 30, 2008. The gross margin generated by this segment is derived from the services we provide to our Rocky Mountains producers and does not include results associated with our interests in Bighorn or Fort Union, which are reported as equity in earnings from unconsolidated affiliates.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments. For the three months ended September 30, 2008 and 2007, corporate and other generated approximately (23)% and (10)%, respectively, of our total segment gross margin. For the nine months ended September 30, 2008 and 2007, corporate and other generated approximately (25)% and (11)%, respectively, of our total segment gross margin.

Recent Developments

McMullen Lateral Acquisition.  In September 2008, we signed a definitive purchase agreement with Williams’ Transco subsidiary to acquire the McMullen Lateral pipeline, a 151-mile, 24-inch pipeline extending from McMullen County, Texas, to Wharton County, Texas. Our Board of Directors has also approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines, including Transco, and also to provide an additional residue gas outlet for our Houston Central processing plant. The purchase price for the McMullen Lateral is $42.5 million, and we anticipate that the combined costs of the acquisition and related construction projects will total approximately $110 million. Closing of the transaction is subject to receipt of necessary and requested FERC authorizations. We expect that a filing with FERC will be made during the fourth quarter of 2008. We plan to finance the transaction and related projects with cash from operations, cash on hand and borrowings under our Credit Facility. Subject to FERC approval, we anticipate making these capital expenditures primarily in 2009 and 2010.

St. Jo Processing Plant.  To address increased drilling activity in north Texas, we are constructing a treating and processing plant in Montague County, Texas, which we refer to as our St. Jo processing plant. During the construction period, we are operating a leased refrigeration processing plant and an amine treating facility, which were placed in service in May 2008. We estimate that our permanent cryogenic processing plant, which will initially be configured for 50 MMcf/d inlet capacity and will include a 1,200 GPM amine treating facility, will be in service in the second quarter of 2009.

Fort Union Expansion.  The final phase of Fort Union’s pipeline expansion, which increased capacity to approximately 1.2 Bcf/d, was placed in service on July 25, 2008. Fort Union has begun an expansion of its amine treating facility at Medicine Bow, Wyoming. The first phase of the expansion is expected to be operational in November 2008 and will increase treating capacity to 900 GPM. A second phase is expected to be operational in December 2008 and will increase treating capacity by an additional 600 GPM for a total treating capacity of 1,500 GPM.

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below. Many of the factors affecting our business are beyond our control and are difficult to predict. Please read “Item 1A. Risk Factors” for a description of these factors and related risks.

Credit and Capital Market Disruptions.  Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations to provide liquidity to the financial sector, capital markets currently remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our recent offerings will be limited so long as capital markets remain constrained.

Commodity Prices and Producer Activity.  Our gross margins and distributable cash flow are influenced by the prices of natural gas and NGLs, and by drilling activity in our operating regions. Generally, prices affect our Texas and Oklahoma segments directly and our Rocky Mountains segment only indirectly. Please read “— How We Evaluate Our Operations” and “— How We Manage Our Operations” for further discussion.

Commodity prices have been particularly volatile in 2008 and have declined significantly since reaching historic highs in July 2008. For example, first of the month prices on CenterPoint East, one of the indices we use for

Oklahoma natural gas prices, ranged from a high of $11.24 per MMBtu for July 2008 to a low of $2.61 per MMBtu for November 2008. Daily natural gas prices have been similarly volatile, as have NGL prices. Daily prices for our weighted-average product production mix on Conway, our principal NGL index in Oklahoma, averaged $68.20 per barrel in July 2008 and $33.35 per barrel in October 2008.

The indices we use to price natural gas and NGLs in Texas reflect similar trends. For example, first of the month natural gas prices on the Houston Ship Channel, or HSC, index ranged from $12.84 per MMBtu for July 2008 to $5.72 per MMBtu for November 2008, and daily prices for our weighted-average product production mix on Mt. Belvieu averaged $78.99 per barrel in July 2008 and $38.35 per barrel in October 2008.

We believe these adverse price changes are attributable primarily to market disruptions associated with Hurricanes Gustav and Ike, as well as the recent disruptions in the credit markets and overall downturn in the economy. In addition, the mid-continent region is experiencing oversupply of natural gas and lack of available storage, which we believe are due largely to development of natural gas from unconventional natural gas sources in surrounding regions that have not yet developed adequate takeaway capacity. If the current weakness in the economy develops into a prolonged economic recession, it would likely reduce demand for natural gas and for NGL products such as ethane, a primary feedstock for petrochemical and manufacturing industries, and result in continued lower natural gas and NGL prices.

Each of our segments is affected by the level of drilling in its operating area. Commodity price fluctuations and access to capital influence natural gas producers as they schedule drilling projects, which, in turn, affect the volumes of natural gas on our pipelines. In an environment of lower natural gas prices, producers typically re-evaluate their drilling schedules and related capital expenditures. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, could lead to a decline in drilling activity.

For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our earnings and cash flow, please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

How We Evaluate Our Operations

We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (i) throughput volumes; (ii) segment gross margin and total segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA and adjusted EBITDA and (vi) distributable cash flow and total distributable cash flow.

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and moving through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by the volume of natural gas delivered to the plant, the NGL content of the natural gas and the recovery capability of the processing plant. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs associated with our pipeline operations, these costs are frequently passed on to our producers.

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

In our Rocky Mountains segment, we evaluate producer services throughput, which we define as volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm transportation agreements with WIC or using additional capacity that we obtain on WIC. We also regularly assess the pipeline throughput of Bighorn and Fort Union.

Segment Gross Margin and Total Segment Gross Margin.  We define segment gross margin as an operating segment’s revenue minus cost of sales. Cost of sales includes the following: cost of natural gas we purchase from third parties, cost of natural gas and NGLs we purchase from affiliates, costs of crude oil we purchase from third parties, costs we pay third parties to transport our volumes and costs we pay our affiliates to transport our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. Segment gross margin allows our senior management to compare volume and price performance of our segments and to more easily identify operational or other issues within a segment. With respect to our Oklahoma and Texas segments, our management analyzes segment gross margin per unit of service throughput. With respect to our Rocky Mountains segment, our management analyzes segment gross margin per unit of producer services throughput. Also, our management analyzes the cash distributions our Rocky Mountains segment receives from Bighorn and Fort Union.

Our Oklahoma margins are, on the whole, positively correlated with NGL prices and natural gas prices. In Texas, increases in natural gas prices or decreases in NGL prices generally have a negative impact on margins, and, conversely, a reduction in natural gas prices or an increase in NGL prices generally has a positive impact. However, when we operate our Houston Central plant in conditioning mode, increases in natural gas prices have a positive impact on our margins. The profitability of our Rocky Mountains operations is not directly affected by commodity prices. Substantially all of our Rocky Mountains contract portfolio, as well as Bighorn’s and Fort Union’s contract portfolios, consists of fixed-fee arrangements providing for an agreed gathering fee per unit of natural gas throughput. Our revenues from these arrangements are directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues under these arrangements would also decline.

To measure the overall financial impact of our company’s contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) our risk management activities. Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon the market demand for natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

Both segment gross margin and total segment gross margin are reviewed monthly for consistency and trend analysis.

Operations and Maintenance Expenses.  The most significant portion of our operations and maintenance expenses consists of direct labor, insurance, repair and maintenance, utilities and contract services. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses is incurred through Copano Operations, an affiliate of our company controlled by John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. See Note 9 of the notes to the unaudited financial statements included in Item 1 of this report. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs. We monitor operations and maintenance expenses to assess the impact of such costs on the profitability of a particular asset or group of assets and to evaluate the efficiency of our operations.

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

EBITDA and Adjusted EBITDA.  We define EBITDA as net income (loss) plus interest and other financing costs, provision for income taxes and depreciation and amortization expense. Because a portion of our net income (loss) is attributable to equity in earnings (loss) from our equity investees (which include Bighorn, Fort Union, Webb Duval and Southern Dome), our management also calculates Adjusted EBITDA to reflect the depreciation and amortization expense and interest and other financing costs embedded in equity in earnings (loss) from unconsolidated affiliates. Specifically, our management determines Adjusted EBITDA by adding to EBITDA (i) the amortization expense attributable to the difference between our carried investment in each unconsolidated affiliate and the underlying equity in its net assets, (ii) the portion of each unconsolidated affiliate’s depreciation and amortization expense which is proportional to our ownership interest in that unconsolidated affiliate and (iii) the portion of each unconsolidated affiliate’s interest and other financing costs which is proportional to our ownership interest in that unconsolidated affiliate.

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

Distributable Cash Flow and Total Distributable Cash Flow.  We define distributable cash flow as net income plus: (i) depreciation and amortization expense (but not amortization expense relating to our commodity hedging instruments); (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) the subtraction of maintenance capital expenditures, (iv) the subtraction of equity in earnings from unconsolidated affiliates and (v) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period, such as equity-based compensation, mark-to-market changes in derivative instruments, and, beginning with the third quarter of 2008, our line fill contributions to third-party pipelines and gas imbalances. Although this adjustment was not made in previously reported quarters, management believes this adjustment is appropriate as these items reflect unrealized gains or losses related to contractual obligations that are not currently settled in cash. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Prior to the first quarter of 2008, we also included in distributable cash flow reimbursements by our pre-IPO investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement. The G&A Cap expired at the end of 2007; therefore we no longer include such reimbursements in distributable cash flow.

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

We define total distributable cash flow as distributable cash flow plus the amortization expense relating to our commodity derivative instruments and, like distributable cash flow, indicates sustainability of quarterly distribution rates. Our management and board of directors, as well as many in the investment community, consider total distributable cash flow as an important measure of the rate at which cash available for distribution is generated by our operations.

Neither distributable cash flow nor total distributable cash flow should be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Economic Models and Standardized Processing Margin.  We utilize our economic models to determine (i) whether we should reduce the ethane extracted from certain natural gas processed by some of our processing plants and (ii) whether we should process or condition natural gas at our Houston Central plant.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin at our Houston Central plant. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.56 per gallon during the third quarter of 2008 compared to $0.54 per gallon during the third quarter of 2007. Our standardized processing margins averaged $0.57 per gallon during the nine months ended September 30, 2008 compared to $0.36 per gallon during the nine months ended September 30, 2007. The average standardized processing margin for the period from January 1, 1989 through September 30, 2008 is $0.14 per gallon.

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

Producer Activity Evaluation and Reporting.  We monitor producer drilling and completion activity in our Texas, Oklahoma and Rocky Mountains areas of operation to identify anticipated changes in production and potential new well attachment opportunities. The continued attachment of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities in Texas and Oklahoma. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines. In all our operating segments, we meet with producers to better understand their drilling and production plans, and to obtain drilling schedules, if available, to assist us in anticipating future activity on our pipelines.

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

Our Long-Term Growth Strategy

Our growth strategy contemplates complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our assets. We intend to pursue acquisitions and capital expenditure projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas, Oklahoma and the Rocky Mountains region, to the extent they present growth opportunities similar to those we are pursuing in our existing areas of operations. To successfully execute our growth strategy, we will require access to capital on competitive terms. We believe that our long-term cost of equity capital relative to master limited partnerships will be favorable because, unlike many of our competitors that are master limited partnerships, or MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. Subject to market conditions, we intend to finance future acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

Acquisition Analysis.  In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the assets in relation to our business strategy, expertise and personnel required to manage the assets, capital required to integrate and maintain the assets, and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate under various commodity price scenarios, comparative market parameters and the anticipated earnings and cash flow capabilities of the assets.

Capital Expenditure Analysis.  We make capital expenditures either to maintain our assets or the supply of natural gas volumes to our assets or for expansion projects to increase our gross margin. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures represent capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance. Our decisions whether to spend capital on expansion projects are generally based on anticipated earnings, cash flow and rate of return of the assets in comparison to our cost of capital.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include statements related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	our ability to successfully integrate any acquired assets or operations;

•	the volatility of prices and market demand for natural gas and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain our key customers;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to access our Credit Facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for 2007 under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and this report. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)

Total segment gross margin(1)	$61,777	$55,885	$195,169	$140,645
Operations and maintenance expenses	15,394	10,525	40,289	28,700
Depreciation and amortization	12,755	10,130	37,092	28,426
General and administrative expenses	11,042	8,615	33,828	23,831
Taxes other than income	723	1,010	2,193	2,566
Equity in earnings from unconsolidated affiliates	(2,170)	(401)	(7,354)	(2,019)

Operating income	24,033	26,006	89,121	59,141
Interest and other financing costs, net	(15,113)	(6,237)	(41,848)	(16,282)
Provision for income taxes	(197)	(102)	(846)	(1,182)

Net income	$8,723	$19,667	$46,427	$41,677

Segment gross margin:
Oklahoma	$33,536	$29,260	$117,958	$77,443
Texas	41,392	32,622	123,467	78,059
Rocky Mountains	1,257	—	3,438	—

Segment gross margin	76,185	61,882	244,863	155,502
Corporate and other(2)	(14,408)	(5,997)	(49,694)	(14,857)

Total segment gross margin(1)	$61,777	$55,885	$195,169	$140,645

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$1.50	$1.53	$1.86	$1.44
Texas:
Service throughput ($/MMBtu):	$0.67	$0.57	$0.65	$0.45
Rocky Mountains:
Producer services throughput ($/MMBtu)(4)	$0.06	$—	$0.05	$—
Volumes:
Oklahoma:(3)(5)
Service throughput (MMBtu/d)	243,000	207,518	231,358	197,127
Plant inlet volumes (MMBtu/d)	158,047	148,001	154,708	141,350
NGLs produced (Bbls/d)	15,238	14,476	15,083	13,616
Crude oil service volumes (Bbls/d)	4,663	3,558	4,790	3,495
Texas:(6)(7)
Service throughput (MMBtu/d)	666,686	620,354	688,694	643,203
Pipeline throughput (MMBtu/d)	301,279	296,664	314,740	296,114
Plant inlet volumes (MMBtu/d)	596,225	538,516	610,470	568,711
NGLs produced (Bbls/d)	16,957	17,975	17,584	17,849
Rocky Mountains:
Producer services throughput (MMBtu/d)(4)	230,859	—	229,038	—
Capital Expenditures:
Maintenance capital expenditures	$2,675	$2,735	$8,828	$7,198
Expansion capital expenditures	45,928	15,806	128,593	163,976

Total capital expenditures	$48,603	$18,541	$137,421	$171,174

Operations and maintenance expenses:
Oklahoma	$6,353	$5,465	$18,379	$14,688
Texas	9,041	5,060	21,910	14,012

Total operations and maintenance expenses	$15,394	$10,525	$40,289	$28,700

(1)	Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “Non-GAAP Financial Measures.”

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the three months ended September 30, 2008, plant inlet volumes for Southern Dome averaged 11,557 MMBtu/d and NGLs produced averaged 389 Bbls/d. For the three months ended September 30, 2007, plant inlet volumes for Southern Dome averaged 5,286 MMBtu/d and NGLs produced averaged 206 Bbls/d. For the nine months ended September 30, 2008, plant inlet volumes for Southern Dome averaged 10,503 MMBtu/d and NGLs produced averaged 387 Bbls/d. For the nine months ended September 30, 2007, plant inlet volumes for Southern Dome averaged 5,180 MMBtu/d and NGLs produced averaged 204 Bbls/d.

(4)	Producer services throughput represents volumes purchased for resale, volumes gathered utilizing firm capacity gathering agreements with Fort Union and firm capacity volumes transported under our transportation agreements with WIC or using additional capacity that we obtain on WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes gathered by Bighorn and Fort Union were 211,353 MMBtu/d and 735,131 MMBtu/d, respectively, for the three months ended September 30, 2008. Volumes gathered by Bighorn and Fort Union were 215,568 MMBtu/d and 712,791 MMBtu/d, respectively, for the nine months ended September 30, 2008. Our Rocky Mountains segment was established with our acquisition of Cantera in October 2007.

(5)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. Plant inlet volumes averaged 119,332 MMBtu/d and NGLs produced averaged 12,042 Bbls/d for the three months ended September 30, 2008 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 97,013 MMBtu/d and NGLs produced averaged 10,110 Bbls/d for the three months ended September 30, 2007 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 111,137 MMBtu/d and NGLs produced averaged 11,343 Bbls/d for the nine months ended September 30, 2008 for plants owned by the Oklahoma segment. Plant inlet volumes averaged 90,476 MMBtu/d and NGLs produced averaged 9,210 Bbls/d for the nine months ended September 30, 2007 for plants owned by the Oklahoma segment.

(6)	Excludes volumes associated with Copano’s interest in Webb Duval. Gross volumes transported by Webb Duval were 97,906 MMBtu/d and 86,881 MMBtu/d, net of intercompany volumes, for the three months ended September 30, 2008 and 2007, respectively. Gross volumes transported by Webb Duval were 91,047 MMBtu/d and 99,212 MMBtu/d, net of intercompany volumes, for the nine months ended September 30, 2008 and 2007, respectively.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 586,243 MMBtu/d and NGLs produced averaged 16,177 Bbls/d for the three months ended September 30, 2008 for plants owned by the Texas segment. Plant inlet throughput averaged 520,341 MMBtu/d and NGLs produced averaged 16,402 Bbls/d for the three months ended September 30, 2007 for plants owned by the Texas segment. Plant inlet volumes averaged 601,831 MMBtu/d and NGLs produced averaged 16,423 Bbls/d for the nine months ended September 30, 2008 for plants owned by the Texas segment. Plant inlet throughput averaged 551,260 MMBtu/d and NGLs produced averaged 16,364 Bbls/d for the nine months ended September 30, 2007 for plants owned by the Texas segment.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Net income for the current quarter decreased by 56% to $8.7 million, or $0.15 per unit on a diluted basis, compared to net income of $19.7 million, or $0.44 per unit on a diluted basis, for the third quarter of 2007. The major drivers of this decrease were (i) increased interest expense relating to debt we incurred in acquiring the Rocky Mountains segment in October 2007, (ii) higher operating expenses in our expanding operations in north Texas, (iii) higher depreciation and amortization expense relating to the Rocky Mountains and north Texas assets, (iv) increased costs relating to our expanded hedging portfolio and (v) the effects of Hurricane Ike.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $33.5 million for the three months ended September 30, 2008 compared to $29.3 million for the three months ended September 30, 2007, an increase of $4.2 million, or 14%. The increase in segment gross margin resulted primarily from increases in service throughput, plant inlet volumes and NGLs produced of 17%, 7% and 5%, respectively, and higher NGL prices. Oklahoma segment gross margin was reduced by approximately $0.7 million as a result of a two-week maintenance shutdown of the refrigeration compressor upstream of our Paden cryogenic plant. Service volumes associated with our crude oil system and related activities averaged 4,663 Bbls/d and 3,558 Bbls/d for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, the CenterPoint East natural gas index price averaged $8.41 per MMBtu compared to $5.50 per MMBtu during the third quarter of 2007, an increase of $2.91, or 53%. During the third quarter of 2008, NGL prices, based on Conway index prices and our weighted average product production mix, averaged $59.42 per barrel compared to $46.86 per barrel during the third quarter of 2007, an increase of $12.56, or 27%.

Texas Segment Gross Margin.  Texas segment gross margin was $41.4 million for the three months ended September 30, 2008 compared to $32.6 million for three months ended September 30, 2007, an increase of $8.8 million, or 27%. Approximately $2.7 million of the increase was attributable to higher processing margins and the remainder was largely attributable to higher service throughput volumes and related margins. During the third quarter of 2008, the HSC natural gas index price averaged $9.98 per MMBtu compared to $5.89 per MMBtu during the third quarter of 2007, an increase of $4.09, or 69%. During the third quarter of 2008, NGL prices, based on Mt. Belvieu index prices and our weighted average product production mix, averaged $67.54 per barrel compared to $48.27 per barrel during the third quarter of 2007, an increase of $19.27, or 40%. NGL production at our Houston Central plant for the third quarter of 2008 was reduced by approximately 67,000 Bbls, or 728 Bbls/d, due to outages for repairs and curtailment of production to accommodate downstream markets during and after Hurricane Ike. Specifically, repairs to the Houston Central plant’s cryogenic exchanger in August and September reduced our NGL production by approximately 19,000 Bbls, and running Houston Central in an ethane rejection and conditioning mode during and after Hurricane Ike reduced our NGL production by approximately 48,000 Bbls. For a discussion of the commodity price environment affecting our Texas segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Rocky Mountains Segment Gross Margin.  The Rocky Mountains segment gross margin totaled $1.3 million for the three months ended September 30, 2008. During this period, producer services throughput averaged 230,859 MMBtu/d with an average margin of $0.06 per MMBtu. Service throughput represents volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm transportation agreements with WIC or using additional capacity that we obtain on WIC. We acquired the Rocky Mountains segment in October 2007.

Corporate and Other.  The corporate and other loss consisted of our commodity risk management activities of $14.4 million for the three months ended September 30, 2008 compared to $6.0 million for the three months ended September 30, 2007. The loss for the third quarter of 2008 is comprised of (i) $8.4 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $1.0 million of unrealized gains related to mark-to-market changes and ineffective portions of hedges and (iii) $7.0 million of net cash settlements paid with respect to expired commodity derivatives. The loss for the three months ended September 30, 2007 consisted of (i) $5.7 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $0.8 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges offset by (iii) $0.5 million of cash settlements received with respect to expired commodity derivatives.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $15.4 million for the three months ended September 30, 2008 compared to $10.5 million for the three months ended September 30, 2007. The increase of $4.9 million, or 47%, is primarily attributed to (i) increased labor, fuel, chemicals and materials and supplies expenses in our Oklahoma segment of $0.9 million and (ii) increased labor, chemicals, utilities, leasing, mowing, measurement and repair and maintenance expenses in our Texas segment of $4.0 million, including activities associated with the Lake Charles plant acquired in October 2007, our expanded north Texas operations and repairs at our Houston Central plant.

Depreciation and Amortization.  Depreciation and amortization totaled $12.8 million for the three months ended September 30, 2008 compared with $10.1 million for the three months ended September 30, 2007, an increase of $2.7 million, or 27%. This increase relates primarily to additional depreciation and amortization associated with capital expenditures made after June 30, 2007, including the Cantera Acquisition in October 2007 and an extensive expansion program in north Texas and Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $11.0 million for the three months ended September 30, 2008 compared with $8.6 million for the three months ended September 30, 2007, an increase of $2.4 million, or 28%. The increase primarily relates to (i) expenses for additional personnel, consultants, insurance and compensation totaling $1.1 million, (ii) increased costs associated with Sarbanes-Oxley compliance and accounting fees of $0.3 million, (iii) increased non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $0.8 million and (iv) costs associated with the Rocky Mountains segment acquired in October 2007 of $0.4 million offset by (v) a decrease of $0.2 million of expenses associated with acquisition initiatives that were not consummated.

Interest and Other Financing Costs.  Interest and other financing costs totaled $15.5 million for the three months ended September 30, 2008 compared with $6.9 million for the three months ended September 30, 2007, an increase of $8.6 million, or 125%. Interest expense related to our Credit Facility totaled $1.2 million (net of $0.8 million of capitalized interest and including settlements under our interest rate swaps) and $2.0 million (net of $0.2 million of capitalized interest and settlements under our interest rate swaps) for the three months ended September 30, 2008 and 2007, respectively. Interest and other financing costs included for the three months ended September 30, 2008 includes unrealized mark-to-market losses of $0.5 million on undesignated interest rate swaps. Interest on our Senior Notes increased to $12.9 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007 because we issued an additional $125 million of 2016 Notes on November 19, 2007 and $300 million of 2018 Notes on May 16, 2008. Amortization of debt issue costs totaled $0.9 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Average borrowings under our credit arrangements were $751.7 million and $354.7 million, with average interest rates of 8.3% and 7.9% for the three months ended September 30, 2008 and 2007, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $118.0 million for the nine months ended September 30, 2008 compared to $77.4 million for the nine months ended September 30, 2007, an increase of $40.6 million, or 52%. The increase in segment gross margin resulted primarily from increases in service throughput, plant inlet volumes and NGLs produced of 17%, 9% and 11%, respectively, and higher natural gas and NGL prices. Service volumes associated with our crude oil system and related activities averaged 4,790 Bbls/d and 3,495 Bbls/d for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the CenterPoint East natural gas index price averaged $8.29 per MMBtu compared to $6.11 per MMBtu during the nine months ended September 30, 2007, an increase of $2.18, or 36%. During the nine months ended September 30, 2008, NGL prices, based on Conway index prices and our weighted average product production mix, averaged $59.40 per barrel compared to $41.98 per barrel during the nine months ended September 30, 2007, an increase of $17.42, or 41%.

Texas Segment Gross Margin.  Texas segment gross margin was $123.5 million for the nine months ended September 30, 2008 compared to $78.1 million for nine months ended September 30, 2007, an increase of $45.4 million, or 58%. Approximately $29.3 million of the increase was attributable to higher processing margins and output and the remainder was largely attributable to higher service throughput volumes and related margins. During the nine months ended September 30, 2008, the HSC natural gas index price averaged $9.43 per MMBtu compared to $6.56 per MMBtu during the nine months ended September 30, 2007, an increase of $2.87, or 44%. During the nine months ended September 30, 2008, NGL prices, based on Mt. Belvieu index prices and our weighted average product production mix, averaged $65.41 per barrel compared to $43.52 per barrel during the nine months ended September 30, 2007, an increase of $21.89, or 50%. Outages for repairs to the cryogenic exchanger in August and September and running in an ethane rejection and conditioning mode during and after

Hurricane Ike reduced our NGL production by a total of approximately 67,000 Bbls at our Houston Central plant. For a discussion of the commodity price environment affecting our Texas segment, please read “— How We Evaluate Our Operations — Segment Gross Margin.”

Rocky Mountains Segment Gross Margin.  The Rocky Mountains segment gross margin totaled $3.4 million for the nine months ended September 30, 2008. During this period, producer services throughput averaged 229,038 MMBtu/d with an average margin of $0.05 per MMBtu. Service throughput represents volumes we purchased for resale, volumes gathered utilizing our firm capacity gathering agreements with Fort Union and volumes transported under our firm transportation agreements with WIC or using additional capacity that we obtain on WIC. We acquired the Rocky Mountains segment in October 2007.

Corporate and Other.  The corporate and other loss consisted of our commodity risk management activities of $49.7 million for the nine months ended September 30, 2008 compared to $14.9 million for the nine months ended September 30, 2007. The loss for the third quarter of 2008 is comprised of (i) $24.5 million of non-cash amortization expense related to purchased commodity derivatives, (ii) $5.8 million of unrealized losses related to mark-to-market changes and ineffective portions of hedges and (iii) $19.4 million of net cash settlements paid with respect to expired commodity derivatives. The loss for the nine months ended September 30, 2007 consisted of $16.0 million of non-cash amortization expense related to purchased commodity derivatives and $2.7 million of unrealized losses related to mark-to-market changes and ineffective portions of the hedges offset by $3.8 million of cash settlements received with respect to expired commodity derivatives.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $40.3 million for the nine months ended September 30, 2008 compared to $28.7 million for the nine months ended September 30, 2007. The increase of $11.6 million, or 40%, is primarily attributed to (i) increased labor, fuel, chemicals and materials and supplies expenses in our Oklahoma segment of $3.7 million and (ii) increased labor, chemicals, utilities, leasing, mowing, measurement and repair and maintenance expenses of $7.9 million in our Texas segment, including activities associated with the north Texas assets acquired in May 2007, the Lake Charles plant acquired in October 2007 and repairs at our Houston Central plant.

Depreciation and Amortization.  Depreciation and amortization totaled $37.1 million for the nine months ended September 30, 2008 compared with $28.4 million for the nine months ended September 30, 2007, an increase of $8.7 million, or 31%. This increase relates primarily to additional depreciation and amortization associated with acquisitions and capital expenditures made after June 30, 2007, including the Cimmarron Acquisition in May 2007, the Cantera Acquisition in October 2007 and an extensive expansion program in north Texas and Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $33.8 million for the nine months ended September 30, 2008 compared with $23.8 million for the nine months ended September 30, 2007, an increase of $10.0 million, or 42%. The increase primarily relates to (i) expenses related to additional personnel, consultants, insurance and compensation of $3.8 million, (ii) additional expenses incurred by our Oklahoma segment of $0.9 million partly due to costs associated with certain Cimmarron assets acquired in May 2007, (iii) additional expenses incurred by our Texas segment of $0.8 million primarily due to costs associated with the north Texas assets acquired in May 2007 as part of the Cimmarron Acquisition, (iv) increased costs associated with Sarbanes-Oxley compliance and accounting fees of $1.0 million, (v) increased non-cash compensation expense related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors of $1.3 million, (vi) costs associated with the Rocky Mountains segment acquired in October 2007 of $2.0 million and (vii) costs of preparing and processing tax K-1s to unitholders of $0.2 million.

Interest and Other Financing Costs.  Interest and other financing costs totaled $42.9 million for the nine months ended September 30, 2008 compared with $18.3 million for the nine months ended September 30, 2007, an increase of $24.6 million, or 134%. Interest expense related to our Credit Facility totaled $6.6 million (net of $2.3 million of capitalized interest and including settlements under our interest rate swaps) and $3.7 million (net of $0.8 million of capitalized interest and settlements under our interest rate swaps) for the nine months ended September 30, 2008 and 2007, respectively. Interest and other financing costs for the nine months ended September 30, 2008 includes unrealized mark-to-market losses of $3.7 million on undesignated interest rate swaps. Interest on our Senior Notes increased to $30.1 million for the nine months ended September 30, 2008 from $13.7 million for the nine months ended September 30, 2007 because we issued an additional $125 million of 2016

Notes on November 19, 2007 and $300 million of 2018 Notes on May 16, 2008. Amortization of debt issue costs totaled $2.5 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. Average borrowings under our credit arrangements were $687.3 million and $308.7 million with average interest rates of 7.8% and 8.0% for the nine months ended September 30, 2008 and 2007, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Cash Flows

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $101.2 million for the nine months ended September 30, 2008 compared to $68.3 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities of $32.9 million was primarily due to the following:

•	Cash distributions from Bighorn, Fort Union, Webb Duval and Southern Dome, our unconsolidated affiliates, increased by $15.5 million;

•	Net cash flows from our operating activities increased $31.5 million due to increases in operating income for 2008 adjusted for the timing of related cash receipts and disbursements; and

•	Additional cash paid for interest under our Credit Facility and Senior Notes and taxes as compared to the nine months ended September 30, 2007 reduced cash provided by operating activities by $14.1 million.

Investing Cash Flows.  Net cash used in investing activities was $146.8 million for the nine months ended September 30, 2008 compared to $115.9 million for the nine months ended September 30, 2007. Investing activities for 2008 included (i) $120.1 million of capital expenditures related to the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of a new processing plant in north Texas, bolt-on pipeline acquisitions and constructing well interconnects to attach volumes in new areas, (ii) $25.6 million of investment in Bighorn and Fort Union and (iii) escrow cash and other investing activities of $3.1 million, offset by $2.0 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings. Investing activities for 2007 included (i) $55.5 million related to the Cimmarron Acquisition and (ii) $59.9 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden processing plant and progress payments for the purchase of compression and (iii) $0.9 million of costs primarily associated with the Cantera Acquisition offset primarily by $0.4 million of distributions from Southern Dome in excess of equity earnings and other.

Financing Cash Flows.  Net cash provided by financing activities totaled $146.8 million during the nine months ended September 30, 2008 and included (i) net borrowings under our Credit Facility of $225.0 million, (ii) capital contributions of $4.1 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $1.0 million, offset by (a) distributions to our unitholders of $76.6 million and (b) deferred financing costs of $6.7 million. In September 2008, we increased our holdings in money market funds consisting primarily of U.S. Treasury obligations by $100 million to ensure our access to liquidity to fund ongoing capital projects. Net cash provided by financing activities totaled $56.0 million during the nine months ended September 30, 2007 and included (i) borrowings under our Credit Facility of $104.0 million, (ii) capital contributions of $7.2 million from our Pre-IPO Investors and (iii) proceeds from the exercise of unit options of $0.8 million offset by (a) repayments under our debt arrangements of $1.5 million, (b) distributions to our unitholders of $53.4 million, (c) deferred financing costs of $0.6 million and (d) equity offering costs of $0.5 million.

Cash Distributions and Reserves.  Within 45 days after the end of each quarter, (in February, May, August and November of each year) we intend to distribute to the extent we have sufficient available cash from operating surplus, as defined in our limited liability company agreement, no less than the minimum quarterly distribution or MQD of $0.20 per unit ($0.80 per unit on an annual basis) to our common unitholders of record on the applicable record date.

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

The following table summarizes our quarterly cash distributions during 2008:

	Distribution	Date	Record	Payment
Quarter Ending	Per unit	Declared	Date	Date	Amount

December 31, 2007	$0.51	January 16, 2008	February 1, 2008	February 14, 2008	$24,336,000
March 31, 2008	0.53	April 16, 2008	May 1, 2008	May 15, 2008	25,506,000
June 30, 2008	0.56	July 16, 2008	August 1, 2008	August 14, 2008	27,242,000
September 30, 2008	0.57	October 15, 2008	November 3, 2008	November 14, 2008	27,969,000

The amounts required to pay the current distribution of $0.57 per unit, or $2.28 per unit annualized, to our common unitholders is $28.0 million per quarter, or $111.9 million annualized, based on the total number of common units outstanding as of November 3, 2008, the record date for the distribution. These amounts include distributions related to restricted units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the respective restricted units and phantom units. As of November 3, 2008, we had 760,214 outstanding restricted and phantom units. These amounts do not include future distributions on common units underlying 394,853 Class C units, which automatically convert to common units on May 1, 2009, 5,598,839 Class E units, which convert into common units on November 14, 2008, or on the common units underlying our 3,245,817 Class D units, which convert in 2010 or earlier if we satisfy the distribution test set forth in our limited liability company agreement.

Liquidity and Capital Resources

Cash generated from operations, borrowings under our Credit Facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations, revenue-generating expenditures, interest payments on our Credit Facility and Senior Notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our Credit Facility and issuance of additional equity and debt securities, as appropriate and subject to market conditions.

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our recent offerings will be limited so long as capital markets remain constrained.

We believe that cash from operations and our Credit Facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and in the financial markets and other financial, business factors, many of which are beyond our control.

Capital Expenditures.  The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

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

During the nine months ended September 30, 2008, our capital expenditures totaled $137.4 million, consisting of $8.8 million of maintenance capital and $128.6 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our Credit Facility. Expansion capital expenditures were related to the acquisition and construction of small pipeline systems, construction of a processing plant in north Texas, purchasing compressors and constructing well interconnects to attach volumes in new areas. Of the total expansion capital for the nine months ended September 30, 2008, $83.0 million related to construction of our St. Jo processing plant in Montague County and related downstream residue natural gas and NGL pipelines. We estimate that our remaining costs for the north Texas expansion will total approximately $35.9 million and that the project will be completed during the first half of 2009. Based on our current scope of operations, we anticipate incurring approximately $11.0 million to $13.0 million of maintenance capital expenditures over the next 12 months.

Subject to FERC approval of the acquisition, we anticipate that we will incur approximately $110 million in combined acquisition and integration costs to acquire the McMullen Lateral pipeline. We anticipate making these capital expenditures primarily in 2009 and 2010 and expect to finance these expenditures with cash from operations and borrowings under our Credit Facility.

Given our objective of growth through acquisitions and other capital expenditure projects, we anticipate that, subject to market conditions, we will continue to invest significant amounts of capital to grow and acquire assets. We anticipate that we will continue to evaluate a variety of assets to expand our operations through acquisitions and other organic projects. For a discussion of the primary factors we consider in deciding whether to pursue a particular acquisition, please read “— Our Long-Term Growth Strategy — Acquisition Analysis.”

Contractual Cash Obligations.  In May 2008, we issued the 2018 Notes, which bear interest at 7.75% per annum and used the proceeds to reduce our Credit Facility outstanding indebtedness. During the nine months ended September 30, 2008, we increased our total debt outstanding by $225 million to fund our expansion capital activities and risk management program. As a result, our total estimated interest obligation relating to long-term indebtedness increased by approximately $185.9 million over the term of the indebtedness.

Our Indebtedness

As of September 30, 2008, our aggregate outstanding indebtedness totaled $855.7 million and we are in compliance with our debt covenants as of September 30, 2008.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of Ba3 with a stable outlook, a B1 rating for our Senior Notes and a Speculative Grade Liquidity rating of SGL-2. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our Senior Notes.

Credit Facility.  As of September 30, 2008, we had $205.0 million of outstanding borrowing under our Credit Facility, a $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent, and a group of financial institutions, as lenders, that matures October 18, 2012. The largest commitment from any single lender represents 10.9% of the total commitments under our Credit Facility. We currently have 31 lenders in our Credit Facility with commitments ranging from $1 million to $60 million. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes. The Credit Facility is available to be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Facility, including certain financial covenants. While we have not experienced and do not anticipate any difficulties in obtaining funding from any of these lenders, the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests acquired with the Cimmarron Acquisition), all of which are party to the Credit Facility as guarantors. Our less than wholly owned subsidiaries have not pledged their assets to secure the Credit Facility or guaranteed our obligations under the Credit Facility.

The effective average interest rate on borrowings under the Credit Facility was 6.7% and the quarterly commitment fee on the unused portion of the Credit Facility was 0.25% as of September 30, 2008. Interest and other financing costs related to the Credit Facility totaled $9.0 million for the nine months ended September 30, 2008.

Based upon our total debt to EBITDA ratio calculated as of September 30, 2008 (utilizing trailing four quarters’ EBITDA as defined under the Credit Facility), we have approximately $297.4 million of availability under the Credit Facility.

2016 Notes.  As of September 30, 2008, we had $350 million in principal amount outstanding of our 8.125% senior unsecured notes due 2016, or 2016 Notes. Interest and other financing costs related to the 2016 Notes totaled $22.0 million for the nine months ended September 30, 2008. Interest on the 2016 Notes is payable each March 1 and September 1.

The 2016 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2016 Notes).

2018 Notes.  In a private placement on May 16, 2008, we issued $300 million in principal amount of our 7.75% senior unsecured notes due 2018, or 2018 Notes. We used the net proceeds, after deducting initial purchaser discounts and offering costs of approximately $6.6 million, to reduce the balance outstanding under our Credit Facility. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of September 30, 2008, the unamortized portion totaled $6.3 million. Interest and other financing costs relating to the 2018 Notes totaled $9.0 million for the nine months ended September 30, 2008. Interest is payable each June 1 and December 1, commencing December 1, 2008.

The 2018 Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the 2018 Notes).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2008.

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

Non-GAAP Financial Measure

The following table presents a reconciliation of the non-GAAP financial measure of total segment gross margin (which consists of the sum of individual segment gross margins and corporate and other) to the GAAP financial measure of operating income.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$24,033	$26,006	$89,121	$59,141
Add: Operations and maintenance expenses	15,394	10,525	40,289	28,700
Depreciation and amortization	12,755	10,130	37,092	28,426
General and administrative expenses	11,042	8,615	33,828	23,831
Taxes other than income	723	1,010	2,193	2,566
Equity in earnings from unconsolidated affiliates	(2,170)	(401)	(7,354)	(2,019)

Total segment gross margin	$61,777	$55,885	$195,169	$140,645

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk.  NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of September 30, 2008.

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

A significant portion of the gas processed by our Texas segment is processed under keep-whole with fee arrangements. Under these arrangements, increases in NGL prices or decreases in natural gas prices generally have a positive impact on our gross margins and, conversely, a reduction in NGL prices or increases in natural gas prices generally negatively impact our gross margins. However, the ability of our Houston Central plant to operate in a conditioning mode provides an operational hedge that allows us to reduce our Texas processing operations’

commodity price exposure. In conditioning mode, increases in natural gas prices have a positive impact on our margins.

The profitability of our Rocky Mountains segment is not directly affected by the level of commodity prices. Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The revenue we earn as a result of these arrangements is directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues under these arrangements would be reduced.

In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.2 million to our total segment gross margin for the nine months ended September 30, 2008. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.7 million decrease to our total segment gross margin, and vice versa, for the nine months ended September 30, 2008. These relationships are not necessarily linear. Although our sensitivity analysis takes into account our hedge portfolio, it does not fully reflect the effects of our hedging program due to the prices received for natural gas and NGLs during the nine months ended September 30, 2008. If actual prices were to fall below the strike prices of our hedges, sensitivity to the change in commodity prices would be reduced. Additionally, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

Although we seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations, from time to time, we experience imbalances between our natural gas purchases and sales. For example, a producer could fail to deliver or deliver in excess of contracted volumes, or a customer could take more or less than contracted volumes. To the extent our purchases and sales of natural gas are not balanced, we face increased exposure to commodity prices with respect to the imbalance. We purchase and sell natural gas under a variety of pricing arrangements, for example by reference to first of the month index prices, daily index prices, or a weighted average of index prices over a given period. Our goal is to minimize commodity price risk by aligning the combination of pricing methods and indices under which we purchase natural gas in each of our segments with the combination under which we sell natural gas in these segments, although it is not always possible to do so.

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

In August 2008, we amended the volume limitations under our risk management policy to provide that the notional amounts of put options with strike prices that are greater than 33% out-of-the-money (market price exceeds strike price by greater than 33%) may be excluded from the notional volume limitations for so long as such put options remain out-of-the money. In the event that the strike price of such a put option returns to being in-the-money, the instrument’s notional amount would again be included in the volume limitations. If the reversal of a prior exclusion results in an over-hedged notional position, we will be required to become compliant with the notional volume limitations within 30 days of the reversal. As of September 30, 2008, we were in compliance with our risk management policy.

Our policy of limiting swaps relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of September 30, 2008.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in SFAS No. 133.

Oklahoma Segment.  Natural gas for our Oklahoma segment is hedged using the CenterPoint East index. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the Oneok Gas Transportation index and the CenterPoint East index. While this creates the potential for basis risk, which arises when the index we use to price a commodity hedge is more or less variable than the index on which prices for the underlying commodity are based, statistical analysis reveals that the CenterPoint East index and the Oneok Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mt. Belvieu index for NGL hedges. This creates the potential for basis risk, and during the third quarter of 2008, prices on these indices varied at differing rates. However, the recent price variations are inconsistent with historical statistical analysis indicating that the two indices have been highly correlated.

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

Rocky Mountains Segment.  Since the profitability of our Rocky Mountains segment is only indirectly affected by the level of commodity prices, this segment has no outstanding transactions to hedge commodity price risk.

Our Commodity Hedge Portfolio

The following tables summarize our commodity hedge portfolio as of September 30, 2008 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Strike	Volumes
	(Per MMBtu)	(MMBtu/d)

2008	$7.75	1,425
2009	$6.95	5,000

Purchased HSC Index Natural Gas Options

	Call Spread			Call
	Strike		Volumes	Strike	Volumes
	(Per MMBtu)		(MMBtu/d)	(Per MMBtu)	(MMBtu/d)
	Bought	Sold

2008	$8.15	$10.00	9,400	—	—
2009	$7.75	$10.00	8,000	$10.00	10,000
2010	$7.35	$10.00	7,100	$10.00	10,000
2011	$6.95	$10.00	7,100	$10.00	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2008	$0.5700	607	$0.5650	607
2008	$0.6250	2,900	$0.6525	1,300
2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

Purchased Mt. Belvieu Purity Ethane Put Spread Options

	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2008	$0.93	$0.625	1,100
2008	$0.93	$0.570	607
October — December 2008	$0.85	$0.625	1,700
2009	$0.83	$0.590	1,100
2009	$0.79	$0.590	1,100

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2008	$0.8360	2,594	$0.8700	745
2008	$0.8975	1,100	—	—
2008	$1.0500	396	—	—
2009	$0.8725	2,200	—	—
2009	$0.9650	1,000	$1.0275	1,000
2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	—	—

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2008	$1.44	$0.8360	2,000
October — December 2008	$1.38	$0.8360	594
October — December 2008	$1.38	$0.8975	370
2009	$1.33	$0.8725	1,600
2009	$1.33	$0.8725	600
2009	$1.33	$0.9650	100
2010	$1.49	$0.8500	1,100
2010	$1.49	$0.9460	700

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2008	$0.9900	622	$1.0450	92
2008	$1.0900	250	—	—
2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011	$1.7100	200	—	—

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per barrel)		(Bbls/d)
	Bought	Sold

2008	$1.67	$0.9900	400
October — December 2008	$1.71	$0.9900	222
2009	$1.62	$1.0600	175
2009	$1.57	$1.0600	275
2009	$1.62	$1.1600	100
2010	$1.89	$1.1145	100
2010	$1.89	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2008	$0.9875	810	$1.0400	271
2008	$1.0800	300	—	—
2009	$1.0525	700	—	—
2009	$1.1400	400	$1.2275	400
2009	—	—	$(1.7025)	(320)
2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200
2011	$1.7100	350	—	—

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2008	$1.66	$0.9875	500
October — December 2008	$1.65	$0.9875	300
2009	$1.58	$1.0525	150
2009	$1.54	$1.0525	550
2009	$1.58	$1.1400	200
2010	$1.88	$1.1000	200
2010	$1.88	$1.0300	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2008	$1.485	300	$1.585	300
2009	$1.440	200	$1.540	200
2010	$1.408	300	—	—
2011	$1.410	300	—	—

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2009	$1.98	$1.440	120
2010	$2.54	$1.408	300

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2008	$55.00	1,000
2008	$60.00	700
2009	$55.00	1,000
2009	$60.00	500
2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000
2011	$60.00	400

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike		Volumes
	(Per barrel)		(Bbls/d)
	Bought	Sold

2008	$91.50	$55.00	850
October — December 2008	$97.00	$55.00	150
October — December 2008	$97.00	$60.00	610
2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500
2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

As of September 30, 2008, the net fair value of our commodity hedge portfolio totaled a net asset of $17.0 million, which is comprised of assets aggregating $63.6 million and liabilities aggregating $46.6 million. See Note 12 to the unaudited consolidated financial statements.

Interest Rates.  Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to lenders under our Credit Facility.

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

For the nine months ended September 30, 2008, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market losses on undesignated interest rate swaps and ineffectiveness on the interest rate swaps totaling $3.7 million. As of September 30, 2008, the fair value of our interest rate swaps totaled a net liability of $3.1 million, comprised of a $0.5 million asset and a $3.6 million liability.

As of September 30, 2008, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our Credit Facility of $205.0 million. We used $145.0 million in interest rate swaps to convert the floating LIBOR component of our floating interest rate to a weighted average fixed LIBOR rate of 4.4% with expirations in July 2010 and October 2012.

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Existing constraints in the credit markets may increase the rates we are charged under our Credit Facility. To the extent we have not used interest rate swaps to mitigate our exposure, increases in interest rates will affect our earnings and cash flow.

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

Counterparty Risk.  We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the nine months ended September 30, 2008, ONEOK Energy Services, L.P. (16%), Enterprise Products Operating, L.P. (15%), ONEOK Hydrocarbons, L.P. (14%), Kinder Morgan Texas Pipeline, L.P. (9%), TEPPCO Crude Oil, L.L.C. (5%) and DCP Midstream, L.P. (5%) collectively accounted for approximately 64% of our revenue. As of September 30, 2008, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another 24% of our revenue either have an investment grade parent or are themselves investment grade, or have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of September 30, 2008, Deutsche Bank AG (45%), Morgan Stanley (17%), Wachovia Bank, N.A. (12%), Barclays Bank PLC (11%) and JP Morgan (7%) accounted for approximately 92% of the value of our net commodity hedging positions. As of September 30, 2008, all of these counterparties were rated A1 and A+ or better by Moody’s Investors Service and Standard & Poor’s Ratings Services.

Nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors.”

Item 4.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2008 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting.

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

We may not have sufficient cash after establishment of cash reserves to pay cash distributions at the current level.

We may not have sufficient available cash each quarter to pay distributions at the current level. Under the terms of our limited liability company agreement, we must pay our operations and maintenance expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas gathered and transported on our pipelines;

•	the amount and NGL content of the natural gas we process;

•	the fees we charge and the margins we realize for our services:

•	the prices of natural gas, NGLs and crude oil;

•	the relationship between natural gas and NGL prices;

•	the level of our operating costs and the impact of inflation on those costs; and

•	the weather in our operating areas.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	the effectiveness of our hedging program;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in our Credit Facility and the indentures governing our Senior Notes;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business.

A decrease in our cash flow will reduce the amount of cash we have available for distribution to our unitholders.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Due to current economic conditions, our ability to obtain funding under our Credit Facility could be impaired.

We operate in a capital-intensive industry and rely on our Credit Facility to finance a significant portion of our capital expenditures. Our ability to borrow under our Credit Facility may be impaired because of the recent downturn in the financial markets, including issues surrounding the solvency of many institutional lenders and recent failures of several banks.

Specifically, we may be unable to obtain adequate funding under our Credit Facility because:

•	one or more of our lenders may be unable or otherwise fail to meet its funding obligations;

•	each time we draw on our Credit Facility, if any of the representations or warranties or certain covenants included in the agreement are false in any material respect, the lenders may refuse to provide funding; and

•	if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.

If we are unable to access funds under our Credit Facility, we will need to meet our capital requirements, including some of our short-term capital requirements, using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. If the cash generated from our operations or the funds we are able to obtain under our Credit Facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our results of operations and financial condition.

Because of the recent deterioration of the credit and capital markets, we may be unable to obtain financing from sources other than our Credit Facility on acceptable terms or at all.

Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been adversely affected by significant write-offs in the financial services sector relating to subprime mortgages, and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have led to worsening general economic conditions.

In particular, the cost of capital in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically have led to increases in the cost of obtaining money from the credit markets as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced funding and, in some cases, ceased to provide funding to borrowers.

If we need to raise capital from a source other than our Credit Facility, we cannot be certain that additional capital will be available to the extent required and on acceptable terms. If capital on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Our cash flow and profitability depend upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

Our cash flow and profitability are affected by prevailing NGL and natural gas prices, and we are subject to significant risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the nine months ended September 30, 2008, the Houston Ship Channel, or HSC, natural gas index price ranged from a high of $12.84 per MMBtu to a low of $6.73 per MMBtu. Based on Mt. Belvieu index prices and our weighted-average product production mix during the nine months ended September 30, 2008, NGL prices ranged from a high of approximately $1.88 per gallon to a low of approximately $1.35 per gallon.

We derive a majority of our gross margin from contracts with percentage of proceeds or keep-whole pricing provisions. As a result, our revenue and total segment gross margin depend to a significant extent on the prices at which we buy and sell natural gas and at which we sell NGLs and condensate. For a discussion of total segment gross margin, a non-GAAP financial measure, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview.”

The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include demand for oil, natural gas, liquefied natural gas, or LNG, nuclear energy, coal and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	the availability of imported oil, natural gas, LNG and NGLs;

•	international demand for LNG, oil and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems for natural gas and NGLs;

•	the availability of downstream NGL fractionation facilities;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. This volatility may cause our gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “— Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.” For a discussion of our risk management activities, please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.

Our operations expose us to fluctuations in commodity prices, and our Credit Facility exposes us to fluctuations in interest rates. We use derivative financial instruments to reduce our sensitivity to commodity prices and interest rates, and the degree of our exposure is related largely to the effectiveness and scope of our hedging activities. We have hedged only portions of our variable-rate debt and expected natural gas and condensate supply, NGL production and natural gas requirements. We continue to have direct interest rate and commodity price risk with respect to the unhedged portions. In addition, to the extent we hedge our commodity price and interest rate risks using swap instruments, we will forego the benefits of favorable changes in commodity prices or interest rates.

Even though monitored by management, our hedging activities may fail to protect us and could reduce our earnings and cash flow. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors:

•	hedging can be expensive, particularly during periods of volatile prices;

•	our counterparty in the hedging transaction may default on its obligation to pay; and

•	available hedges may not correspond directly with the risks against which we seek protection. For example:

•	the duration of a hedge may not match the duration of the risk against which we seek protection;

•	variations in the index we use to price a commodity hedge may not adequately correlate with variations in the index we use to sell the physical commodity (known as basis risk); and

•	we may not produce or process sufficient volumes to cover swap arrangements we enter into for a given period. If our actual volumes are lower than the volumes we estimated when entering into a swap for the period, we might be forced to satisfy all or a portion of our derivative obligation without the benefit of cash flow from our sale or purchase of the underlying physical commodity, which could adversely affect our liquidity.

Our financial statements may reflect gains or losses arising from exposure to commodity prices or interest rates for which we are unable to enter into fully economically effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges, and, if we assume derivatives as part of an acquisition, to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume. Please read Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a summary of our hedging activities.

We are exposed to the credit risk of our customers and other counterparties, and a general increase in the nonpayment and nonperformance by counterparties could have an adverse impact on our cash flows, results of operations and financial condition.

Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely impact our liquidity.

Increases in interest rates could adversely affect our unit price.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. An increase in interest rates could also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our common units. Any such reduction in demand for our common units for any reason, including competition from other more attractive investment opportunities, would likely cause the trading price of our common units to decline. If we issue additional equity at a significantly lower price, material dilution to our existing unitholders could result.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on November 7, 2008.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer