Form 10-K
period 2008-12-31
Copano Energy, L.L.C.
filed 2009-02-27
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.48 billion based on $33.75 per common unit, the closing price of our common units as reported on The NASDAQ Stock Market LLC.

As of February 20, 2009, 54,068,991 of our common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Unitholders of Copano Energy, L.L.C. to be held May 14, 2009	Part III

PART I

Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its wholly owned subsidiaries.

As used generally in the energy industry and in this report, the following terms have the meanings indicated below. Please read the subsection of Item 1 captioned “— Industry Overview” for a discussion of the midstream natural gas industry.

/d:	Per day
$/gal:	U.S. dollars per gallon
Bbls:	Barrels
Bcf:	One billion cubic feet
Btu:	One British thermal unit
GPM:	Gallons per minute
MMBtu:	One million British thermal units
Mcf:	One thousand cubic feet
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Tcf:	One trillion cubic feet
throughput	The volume of products transported or passing through a pipeline, plant, terminal or other facility

Item 1.	Business

The following discussion of our business segments provides information regarding our principal natural gas processing plants, pipelines and other assets. For a discussion of our results of operations, including pipeline throughput and processing rates, please read Item 7 of this report, captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

General

We are an energy company engaged in the business of providing midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, transportation, processing, conditioning and fractionation. Our assets are primarily located in Oklahoma, Texas and Wyoming and include approximately 6,200 miles of active natural gas gathering and transmission pipelines and seven natural gas processing plants, with over one Bcf/d of combined processing capacity. In addition to our natural gas pipelines, we operate 200 miles of NGL pipelines and a 59-mile crude oil pipeline.

We were formed in August 2001 as a Delaware limited liability company to acquire entities operating under the Copano name since 1992. We completed our initial public offering (“IPO”) of common units representing limited liability company interests on November 15, 2004. From our inception in 1992, we have grown through a combination of more than 50 acquisitions and organic growth projects, including approximately $1.3 billion in acquisitions completed since our IPO. Our common units are listed on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Recent Developments

Declaration of Distribution.  On January 14, 2009, our Board of Directors declared a cash distribution for the three months ended December 31, 2008 of $0.575 per common unit. The distribution, totaling $31.5 million, was paid on February 13, 2009 to all common unitholders of record at the close of business on February 2, 2009. The total distribution for the year ended December 31, 2008 was $2.235 per unit, a 21% increase from $1.84 per unit distributed for the year ended December 31, 2007.

Saint Jo Processing Plant.  To address drilling activity and provide additional delivery points to producers in north Texas, we are constructing a treating and processing plant in Montague County, Texas, which we refer to as our Saint Jo processing plant. During the construction period, we are operating a leased refrigeration processing plant and an amine treating facility, which were placed in service in May 2008. We estimate that our permanent cryogenic processing plant, which will initially be configured for 50,000 Mcf/d inlet capacity and will include a 1,200 GPM amine treating facility, will be in service in the second quarter of 2009.

McMullen Lateral Acquisition.  On December 19, 2008, we and Transcontinental Gas Pipeline Corp. (“Transco”), a subsidiary of The Williams Companies, Inc., filed a joint application (Docket No. CP09-38) with the Federal Energy Regulatory Commission (“FERC”) requesting authority to carry out our proposed acquisition of the McMullen Lateral pipeline. The McMullen Lateral, a 151-mile, 24-inch pipeline extending from McMullen County, Texas, to Wharton County, Texas, has historically been owned and operated by Transco as part of Transco’s FERC-jurisdictional interstate transportation system. FERC must therefore authorize Transco’s abandonment of the facilities by sale to us before the acquisition can be consummated. Among other additional requested authorizations, we have also asked FERC to reclassify the McMullen Lateral as exempt from FERC jurisdiction. In the joint application, dated December 19, 2008, we requested a decision from the FERC by May 31, 2009. Our Board of Directors has approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines (including Transco) and also provide an additional residue gas outlet for our Houston Central processing plant. The purchase price for the McMullen Lateral is $42.5 million, and we anticipate that the combined costs of the acquisition and related construction projects will total approximately $110 million. Assuming we receive the requested FERC authorizations, we plan to finance the transaction and related projects with cash from operations, cash on hand and borrowings under our revolving credit facility. Subject to timely FERC approval, we anticipate making these capital expenditures in the second half of 2009 and in 2010.

Other Expansion Projects.  During 2008, we added 237 miles of pipeline through construction and 89 miles through acquisitions, including the 50 mile, 6-inch diameter Markham NGL pipeline, which we acquired from Dow Hydrocarbons and Resources LLC. We plan to begin using the Markham NGL pipeline in the second half of 2009 to deliver purity ethane processed and fractionated at our Houston Central Plant to third-party pipelines. We anticipate a greater net margin for sales of the purity ethane than we currently receive on sales of mixed products.

In addition, Fort Union Gas Gathering, LLC, in which we own a 37.04% interest, completed installation of the first of two 600 GPM amine treating trains at Medicine Bow, Wyoming. When the second installation is completed in the first quarter of 2009, Fort Union’s total treating capacity will be 1,500 GPM.

Unit Conversions.  On November 1, 2008, 394,852 of our Class C units converted to common units on a one-for-one basis in accordance with our limited liability company agreement. The remaining 394,853 Class C units will convert into common units on May 1, 2009. On November 14, 2008, all of our 5,598,836 Class E units converted automatically into common units on a one-for-one basis, as approved by our common unitholders at a special meeting of unitholders held in March 2008.

Repurchase and Retirement of Senior Notes.  During the fourth quarter of 2008, we repurchased and retired $32.3 million principal amount of our 7.75% senior unsecured notes due 2018 and $17.3 million principal amount of our 8.125% senior unsecured notes due 2016 at market prices averaging 69% of the face amount of the notes. As a result of repurchasing the notes below par value, we recognized a gain of $15.3 million for the fourth quarter of 2008. In addition, in January and February of 2009 we purchased $12.5 million in principal amount of our 7.75% senior unsecured notes due 2018 at market prices averaging 78% of the face amount of the notes.

Business Strategy

Our management team is committed to exploiting new business opportunities associated with our existing assets, pursuing acquisition and organic expansion opportunities, and managing our commodity risk exposure. Key elements of our strategy include:

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

•	Pursuing complementary acquisitions and organic expansion opportunities. We seek to supplement our operations through complementary acquisitions of midstream assets in our operating areas. We pursue acquisitions that we believe will allow us to capitalize on our existing infrastructure, personnel, and producer and customer relationships to increase capacity utilization and strengthen our existing integrated package of services. Also, we seek to expand our assets where appropriate to meet increased demand for our midstream services.

•	Reducing the sensitivity of our margins and cash flows to commodity price fluctuations. Because of the volatility of natural gas and NGL prices, we attempt to structure our contracts in a manner that allows us to achieve positive gross margins in a variety of market conditions. Generally, we pursue arrangements under which the fee for our services is sufficient to provide us with positive operating margins irrespective of commodity prices. For example, we pursue processing arrangements at our Houston Central plant providing that we may elect to condition natural gas for a fee when processing is economically unattractive.

In addition, our commodity risk management activities are designed to hedge our exposure to commodity price risk and allow us to meet our debt service, maintenance capital expenditure and similar requirements, along with our distribution objectives, despite fluctuations in commodity prices. Subject to market conditions, we intend to continue to manage our exposure to commodity prices in the future by entering into hedge transactions. Please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

•	Developing and exploiting flexibility in our operations. When appropriate, we can modify the operation of our assets to maximize our cash flows. For example, our Houston Central plant has the ability to transition rapidly between processing and conditioning modes of operation, which provides us with significant benefits during periods when processing natural gas is not profitable. Also, our Houston Central and Paden plants each have ethane-rejection capability (the ability to reduce the ethane extracted from natural gas in processing), which we employ as market conditions warrant.

•	Expanding our geographic scope into new regions where our growth strategy can be applied. When appropriate, we pursue potential acquisitions in new regions where we believe growth opportunities are attractive and our business strategies could be applied. For example, in October 2007, we expanded into the Rocky Mountains region with the Cantera acquisition, and in August 2005, we expanded into Oklahoma with the acquisition of ScissorTail Energy.

Our Operations

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells and deliver these volumes to our processing plants, third-party processing plants, third-party pipelines, local distribution companies, power generation facilities and industrial consumers. Our processing plants take delivery of natural gas from our gathering systems as well as third-party pipelines. The natural gas is then treated as needed to remove contaminants and then processed or conditioned to extract mixed NGLs. After treating and processing or conditioning, we deliver the residue gas primarily to third-party pipelines through plant interconnects and sell the NGLs, in some cases after separating the NGLs into select component products, to third parties. In addition, we operate NGL pipelines and a crude oil pipeline.

Our Operating Segments

Overview

We manage and operate our business in three geographic segments: Oklahoma, Texas and Rocky Mountains. Our operating segments are summarized in the following table:

Copano Energy Operating Segments

				Year Ended
				December 31, 2008
		Pipeline Miles(1)		Average
		/Number of	Throughput	Throughput
		Processing	/Inlet	/Inlet	Utilization
Segment	Assets	Plants	Capacity(2)(3)	Volumes(2)(3)	of Capacity

Oklahoma	Natural Gas Pipelines	3,658	301,100	200,687	67%
	Processing Plants(4)(5)	4	158,000	102,079	65%
	Crude Oil Pipeline(6)	59	3,960	3,960	100%
Texas	Natural Gas Pipelines(7)	1,994	975,800	370,332	38%
	Processing Plants(8)	3	930,000	562,573	60%
	NGL Pipelines(9)	200	68,150	15,248	22%
Rocky Mountains	Natural Gas Pipelines(10)	569	1,550,000	986,054	64%

(1)	Natural gas pipeline miles for Oklahoma and Texas exclude 2,973 miles and 627 miles, respectively, of inactive pipelines that are being held for potential future development.

(2)	Pipeline capacity values generally are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.

(3)	Natural gas pipeline throughputs and inlet capacity are presented in Mcf/d. Crude oil and NGL pipeline throughputs and capacity are presented in Bbls/d.

(4)	Includes the Southern Dome plant owned by Southern Dome, LLC (“Southern Dome”), an unconsolidated limited liability company in which we own a majority interest. The plant is designed for operating capacity of 30,000 Mcf/d but is currently configured for 18,000 Mcf/d.

(5)	In addition to transporting natural gas to our plants for processing, our Oklahoma segment delivers natural gas to five third-party plants in exchange for a portion of the revenues from the NGLs and residue gas. Average daily throughput volumes processed at third-party plants for our Oklahoma segment were 43,117 Mcf/d for the year ended December 31, 2008.

(6)	Average throughput of the crude oil pipeline excludes 842 Bbls/d of crude delivered to third parties via transport trucks.

(7)	Includes the 144-mile Webb/Duval system owned by Webb/Duval Gatherers (“Webb Duval”), an unconsolidated partnership in which we own a 62.5% interest.

(8)	In addition to our Houston Central plant, our Texas segment includes a processing plant in Lake Charles, Louisiana, which we acquired as part of the Cantera acquisition. This plant, which has had no material operations since the acquisition, is managed by the personnel who manage our Texas operations.

(9)	Includes our 46-mile Brenham NGL pipeline, which we lease from Kinder Morgan Texas Pipeline and placed into service in March 2008, and our Markham NGL pipeline, which will be placed into service in the second half of 2009.

(10)	Owned by Bighorn and Fort Union, in which we own 51.0% and 37.04% interests, respectively. We do not operate Fort Union.

Oklahoma

Our Oklahoma segment operates in active natural gas producing areas in central and east Oklahoma and includes assets we acquired through our purchases of Cimmarron Gathering, LP (“Cimmarron”), in May 2007 and ScissorTail Energy, LLC (“ScissorTail”), in August 2005. These assets include:

•	nine primarily low-pressure gathering systems occupying approximately 53,000 square miles;

•	four processing plants, one of which we own through our majority interest in Southern Dome; and

•	a crude oil pipeline.

The following map represents our Oklahoma segment:

Kay
Osage
Washington
Nowata
Craig
Grant
Alfalfa
Garfield
Noble
Pawnee
Rogers
Mayes
Major
Payne
Tulsa
Glenpool Plant
Wagoner
Cherokee
Kingfisher
Logan
Creek
Mifflay Plant
Lincoln
Okmulgee
Muskogee
Sequoyah
Canadian
Oklahoma
Okfuskee
Paden Plant
McIntosh
Southern Dome Plant
Cleveland
Pottawatomie
Seminole
Haskell
Caddo
Grady
McClain
Hughes
Pittsburg
Latimer
Comanche
Garvin
Pontotoc
Coal
Stephens
Murray
Pushmataha
Atoka
Johnston
Cotton
Carter
McCurtain
Jefferson
Choctaw
Marshall
Bryan
Love
OKLAHOMA
TEXAS
Legend
Processing Plant
Compressor Station
Natural Gas Pipeline
Crude Oil Pipeline
In-Active Pipeline
Copano Energy
Houston Texas 77019
Oklahoma Assets

The tables below provide summary descriptions of our Oklahoma pipeline systems and processing plants.

Oklahoma Pipelines

		Diameter of		Year Ended December 31, 2008
	Length	Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(1)(2)	Throughput(1)(2)	of Capacity

Natural Gas Pipelines:
Stroud	821	2²- 16²	124,000	101,503	82%
Milfay	356	2²- 16²	15,000	14,050	94%
Glenpool	1,016	2²- 10²	19,000	10,290	54%
Twin Rivers	540	2²- 12²	23,000	11,771	51%
Central Oklahoma(3)	210	3²- 10²	4,100	3,361	82%
Osage	549	2²- 8²	26,000	19,649	76%
Mountain(4)	166	2²- 20²	90,000	40,063	45%
Crude Oil Pipeline(5)	59	4²- 6²	3,960	3,960	100%

(1)	Capacity values generally are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.

(2)	Natural gas pipeline throughputs are presented in Mcf/d. Crude oil throughputs are presented in Bbls/d.

(3)	Excludes 2,973 miles of inactive pipelines held for potential future development.

(4)	The Mountain system consists of three systems: Blue Mountain, Cyclone Mountain and Pine Mountain.

(5)	Average throughput of the crude oil pipeline excludes 842 Bbls/d of crude delivered to third parties via transport trucks.

Oklahoma Processing

			Year Ended December 31, 2008
			Average	Utilization	Average Processing
		Throughput	Inlet	of	Volumes(1)
Processing Plants	Facilities	Capacity(1)	Volumes(1)	Capacity	NGLs	Residue

Paden	Cryogenic/refrigeration	100,000	74,079	74%	10,402	59,270
	Ethane rejection Nitrogen rejection(3)
Milfay	Propane refrigeration	15,000	9,841	66%	679	8,816
Glenpool	Cryogenic	25,000	9,719	39%	489	9,187
Southern Dome(2)	Propane refrigeration	18,000	8,440	47%	356	7,909

(1)	Throughput capacity and inlet volumes are measured in Mcf/d. NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.

(2)	We own a majority interest in Southern Dome, which owns the Southern Dome plant. The plant is designed for operating capacity of 30,000 Mcf/d but is currently configured for 18,000 Mcf/d.

(3)	The nitrogen rejection unit removes entrained nitrogen from the natural gas stream associated with the cryogenic portion of the Paden plant, which has capacity of 60,000 Mcf/d.

Our Oklahoma segment also delivers natural gas to third-party plants for processing. Depending on our contractual arrangements, third-party processors collect processing fees, keep a portion of the NGLs or residue gas or keep a portion of the proceeds from the sale of the NGLs and residue gas in exchange for their services. Average daily volumes processed at third-party plants for our Oklahoma segment were 43,117 Mcf/d for the year ended December 31, 2008.

Stroud System and Interconnected Area

Stroud System.  The Stroud system is located in Payne, Lincoln, Oklahoma, Pottawatomie, Seminole Atoka, Bryan, Coal, Hughes and Okfuskee Counties, Oklahoma. In 2008, we delivered approximately 73% of the average throughput on this system to our Paden plant, and we delivered the remainder to third-party processing plants.

Paden Processing Plant.  The Paden plant has a 60,000 Mcf/d turbo-expander cryogenic facility placed in service in June 2001, and a 40,000 Mcf/d refrigeration unit that was added in May 2007. The Paden plant also has the ability to reduce (by approximately 50%) the ethane extracted from natural gas processed, or “ethane rejection” capability. This capability provides us an advantage when market prices or operating conditions make it more desirable to retain ethane within the gas stream. Field compression provides the necessary pressure at the plant inlet, eliminating the need for inlet compression. The plant also has inlet condensate facilities, including vapor recovery and condensate stabilization.

Wellhead production around the Paden plant includes natural gas high in nitrogen, which is inert and reduces the Btu value of residue gas. In 2008, we added a nitrogen rejection unit to the Paden plant, which allows us to process high-nitrogen natural gas while remaining in compliance with downstream pipeline gas quality specifications. The nitrogen rejection unit removes unwanted nitrogen from residue gas at the tailgate of the plant’s cryogenic facility.

We deliver residue gas from the Paden plant to either Enogex Inc. (a subsidiary of OGE Energy Corp.) or ONEOK Gas Transmission (“OGT”). We deliver NGLs from the Paden plant to ONEOK Hydrocarbon.

Milfay System and Processing Plant.  The Milfay system is located in Tulsa, Creek, Payne, Lincoln and Okfuskee Counties, Oklahoma. We deliver natural gas gathered on the Milfay system to our Milfay and Paden plants. We deliver the residue gas from the Milfay plant into OGT and the NGLs to ONEOK Hydrocarbon.

Glenpool System and Processing Plant.  The Glenpool system is located in Tulsa, Wagoner, Muskogee, McIntosh, Okfuskee, Okmulgee and Creek Counties, Oklahoma. Substantially all of the natural gas from the Glenpool system is delivered to our Glenpool and Paden plants. From the plants, we deliver the residue gas into either OGT or the American Electric Power Riverside power plant, and the NGLs to ONEOK Hydrocarbon.

Twin Rivers System.  The Twin Rivers system is located in Okfuskee, Seminole, Hughes, Pontotoc and Coal Counties, Oklahoma. We deliver substantially all of the Twin Rivers system’s volumes to a third-party plant for processing.

Central Oklahoma System.  The Central Oklahoma system comprises five gathering systems located in Garvin, Stephens, McClain, Oklahoma and Carter Counties, Oklahoma. We deliver gas gathered on the Central Oklahoma system to a third-party plant for processing.

Osage System

The Osage system is located in Osage, Pawnee, Payne, Washington and Tulsa Counties, Oklahoma. Wellhead production on the Osage system tends to be lean, and the majority of the natural gas gathered on the system is not processed. We deliver gas from the Osage system to Enogex, OGT and Keystone Gas. The natural gas we deliver to Keystone Gas is processed by a third-party processor.

Mountain Systems

The Mountain systems are located in Atoka, Pittsburg and Latimer Counties, in the Arkoma Basin, and include the Blue Mountain, Cyclone Mountain and Pine Mountain systems. Wellhead production on the Mountain systems is lean and generally does not require processing. We deliver natural gas from the Mountain systems to, among others, CenterPoint, Enogex and Natural Gas Pipeline Company of America (“NGPL”).

Crude Oil Pipeline

The crude oil pipeline, which we acquired as part of Cimmarron in May 2007, is located in Love, Carter and Garvin Counties, Oklahoma, and Cooke and Grayson Counties, Texas. We use the crude oil line to transport and blend sweet and sour crude for sale to BP Oil Supply Company and other buyers.

Southern Dome

We own a majority interest in Southern Dome, which provides gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County. We are the managing member of Southern Dome and serve as its operator. The Southern Dome plant began operating in April 2006. Southern Dome also operates a 3.4-mile gathering system owned by a single producer. Under a gas purchase and processing agreement between Southern Dome and this producer, substantially all of the natural gas from the gathering system is delivered to the Southern Dome processing plant, and the remainder is delivered to a third party for processing. Southern Dome receives a fee for operating the gathering system and a percentage of the producer’s residue gas and NGLs at the tailgate of the Southern Dome plant. We deliver the residue gas to OGT and sell the NGLs to Murphy Energy Corporation via trucks.

We are obligated to make 73% of capital contributions requested by Southern Dome up to a maximum commitment amount of $18.25 million. We are entitled to receive 69.5% of member distributions until “payout,” which refers to a point at which we have received distributions equal to our capital contributions plus an 11% return. After payout occurs, we will be entitled to 50.1% of member distributions. As of December 31, 2008, we have made $12.4 million in aggregate capital contributions to Southern Dome and have received an aggregate of $5.6 million in member distributions.

Texas

Our Texas segment operates in southeastern and northern Texas and includes 1,994 miles of natural gas gathering and transmission pipelines, our Houston Central plant, our Saint Jo plant and three NGL pipelines, one of which we lease from Kinder Morgan Texas Pipeline, (“KMTP”). Our Texas segment also includes the Lake Charles plant, located in Lake Charles, Louisiana, which we acquired as part of the Cantera acquisition. The Lake Charles plant, which has had no material operations since the acquisition.

The following map represents our Texas segment:

TEXAS
LOUISIANA
Saint Jo Plant
Houston Central Plant
Lake Charles Plant
GULF OF MEXICO
Legend
Processing Plant
Compressor Station
Natural Gas Pipeline
NGL Pipeline
In-Active Pipeline
Copano Energy
Texas Assets

The tables below provide summary descriptions of our Texas pipeline systems and processing plants.

Texas Pipelines

				Year Ended
				December 31, 2008
	Length	Diameter of Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(1)(2)	Throughput(1)(2)	of Capacity

Natural Gas Pipelines:... South Texas(3)(4)	1,119	2²- 20²	562,800	184,827	33%
Houston Central	328	2²- 12²	239,000	127,341	53%
Upper Gulf Coast	239	2²- 12²	139,000	32,041	23%
North Texas(5)	308	3²- 12²	35,000	26,123	75%
NGL Pipelines:
Sheridan NGL Pipeline(6)	104	6²	27,900	9,943	36%
Brenham NGL Pipeline(7)	46	6²	20,250	5,304	26%
Markham NGL Pipeline(8)	50	6²	20,000	—	—

(1)	Capacity values generally are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.

(2)	Natural gas pipeline throughputs are presented in Mcf/d. NGL throughputs are presented in Bbls/d.

(3)	Includes our Webb/Duval system owned by Webb Duval, an unconsolidated partnership in which we hold a 62.5% interest.

(4)	Throughput volumes presented in the table are net of intercompany transactions.

(5)	Excludes 627 miles of inactive pipelines held for potential future development.

(6)	We use the eastern portion of our Sheridan NGL pipeline to transport butylene and the western portion to transport NGLs from our Houston Central plant to Enterprise Products Partners’ Seminole pipeline. The central portion of our Sheridan NGL pipeline currently is inactive.

(7)	The Brenham NGL pipeline was placed into service in March 2008.

(8)	We acquired the 50-mile Markham NGL pipeline from Dow Hydrocarbons and Resources LLC in December 2008. We expect to place the pipeline into purity ethane service in the second half of 2009.

Texas Processing

			Year Ended December 31, 2008
			Average			Average Processing
		Throughput	Inlet		Utilization of	Volumes(1)
Processing Plants	Facilities	Capacity(1)	Volumes(1)		Capacity	NGLs		Residue

Houston Central	Cryogenic/lean oil	700,000	542,704		78%	14,148	(2)	513,568
	Ethane rejection
Saint Jo(3)	Refrigeration	30,000	15,218		51%	427		14,930
Lake Charles	Cryogenic	200,000	4,651	(4)	2%	141	(4)	4,529	(4)

(1)	Throughput capacity and inlet volumes are presented in Mcf/d. NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.

(2)	NGL volumes from the Houston Central plant includes average daily volumes of 6,577 Bbls/d and 5,304 Bbls/d of ethane, propane, butane and natural gasoline mix delivered to the Sheridan and Brenham NGL pipelines, respectively, and 2,264 Bbls/d of stabilized condensate delivered to the TEPPCO crude oil pipeline.

(3)	We are leasing a 30,000 Mcf/d refrigeration plant during construction of a permanent 100,000 Mcf/d cryogenic processing plant. Upon completion in the second quarter of 2009, the cryogenic plant will initially be configured for 50,000 Mcf/d.

(4)	Average inlet volumes and average processing volumes for the Lake Charles plant represent fourteen days of activity in 2008.

South Texas

South Texas Systems.  We deliver a substantial majority of the natural gas gathered on our systems in South Texas to our Houston Central plant for treating and processing, or conditioning, as needed. Our gathering systems in this area deliver to our Houston Central plant via the Laredo-to-Katy pipeline, a 30-inch diameter natural gas transmission pipeline system owned by KMTP, that extends along the Texas Gulf Coast from South Texas to Houston.

Our South Texas gathering systems that deliver to our Houston Central plant gather natural gas from fields located in Atascosa, Bee, DeWitt, Duval, Goliad, Jim Hogg, Jim Wells, Karnes, Live Oak, Nueces, Refugio, San Patricio and Webb Counties. Some of these systems also deliver to NGPL, DCP Midstream, and Houston Pipe Line Co. (“HPL”) (an affiliate of Energy Transfer Partners), Crosstex, Tetco, Centerpoint and ExxonMobil.

Among our systems in South Texas is the Webb/Duval gathering system, which is owned by Webb Duval, a general partnership that we operate and in which we own a 62.5% interest. We operate the Webb/Duval system subject to the rights of the other partners, including rights to approve capital expenditures in excess of $100,000, financing arrangements by the partnership or any expansion projects associated with this system. In addition, each partner has the right to use its pro rata share of pipeline capacity on this system, subject to applicable ratable take and common purchaser statutes.

Our Copano Bay gathering system and Encinal Channel pipeline operate onshore and offshore in Aransas, Nueces, Refugio and San Patricio Counties, Texas. These systems gather natural gas offshore in Aransas, Nueces and Copano Bays and from nearby onshore lands. Natural gas, produced water and condensate are separated at our Lamar and Estes Cove separation and dehydration facilities. We deliver any natural gas from the Estes Cove facility to the Lamar facility, which delivers gas to a third-party for processing.

Houston Central Systems and Processing Plant.  Our Houston Central gathering systems gather natural gas near the Houston Central plant in Colorado, DeWitt, Lavaca, Victoria and Wharton Counties, and deliver the gas to the plant directly, instead of via the KMTP Laredo-to-Katy pipeline. These systems can also take delivery of natural gas from Enterprise Products Partners and DCP Midstream.

Our Houston Central plant has approximately 700,000 Mcf/d of processing capacity and is the second largest processing plant in South Texas. In addition to the conditioning capability described below, the Houston Central plant has:

•	8,029 horsepower of inlet compression;

•	8,400 horsepower of tailgate compression;

•	a 1,200 GPM amine treating system for removal of carbon dioxide and low-level hydrogen sulfide;

•	two 250,000 Mcf/d refrigerated lean oil trains;

•	one 200,000 Mcf/d cryogenic turbo-expander train;

•	a 25,000 Bbls/d NGL fractionation facility; and

•	882,000 gallons of storage capacity for propane, butane-natural gasoline mix and stabilized condensate.

We modified the Houston Central plant in 2003 to provide us the ability to process gas only to the extent required to meet downstream pipeline hydrocarbon dew point specifications, which we refer to as conditioning. We installed two new 700 horsepower, electric-driven compressors in 2003 to provide propane refrigeration through the lean oil portion of the plant, which enables us to shut down our steam-driven refrigeration compressor when conditioning natural gas, and we installed a third electric-driven compressor in 2007. Conditioning capability allows us to preserve a greater portion of the value of natural gas when processing is not profitable (in other words, when natural gas prices are high relative to NGL prices) because it allows us to:

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

At the Houston Central plant, we process or condition natural gas delivered by the KMTP Laredo-to-Katy pipeline, which the plant straddles, and our Houston Central gathering systems. The plant has tailgate interconnects with KMTP, HPL, Tennessee Gas Pipeline Company and Texas Eastern Transmission for redelivery of residue natural gas. In addition, we operate our Sheridan, Brenham and Markham NGL pipelines at the tailgate of the plant. TEPPCO Partners, L.P. operates a crude oil and stabilized condensate pipeline that runs from the tailgate of the plant to refineries in the greater Houston area.

The Houston Central plant was first constructed in 1965 by Shell and originally consisted of a single refrigerated lean oil train and a fractionation facility. Shell expanded the plant in 1985, adding a second refrigerated lean oil train, and again in 1986, adding a cryogenic turbo expander train. The plant and related facilities are located on a 163-acre tract of land, which we lease under three long-term lease agreements.

Sheridan, Brenham and Markham NGL Pipelines.  The western portion of the Sheridan NGL pipeline originates at the tailgate of the Houston Central plant and delivers NGLs into Enterprise Products Partners’ Seminole Pipeline on the western side of Houston. The eastern portion of the Sheridan NGL pipeline originates at the Enterprise Products Partners’ Almeda station in south Houston and delivers butylenes to the Shell Deer Park Plant on the Houston Ship Channel.

The Brenham NGL pipeline originates at the tailgate of our Houston Central plant and delivers NGLs into the Enterprise Products Partners’ Seminole pipeline near Brenham, Texas. We lease the Brenham NGL pipeline from Kinder Morgan Texas Pipeline under a 5-year lease agreement that expires in February 2011.

We acquired the Markham pipeline from Dow Hydrocarbons and Resources LLC in December 2008. We intend to expand the deethanizer at our Houston Central plant and then to convert this line into a purity ethane pipeline and place it into service during the second half of 2009.

Our Commercial Relationship With KMTP.  KMTP owns a 2,500-mile natural gas pipeline system that extends along the Texas Gulf Coast from south Texas to Houston and primarily serves utility and industrial customers in the Houston, Beaumont and Port Arthur areas. KMTP sells and transports natural gas, and we use KMTP as a transporter because our Houston Central plant straddles its 30-inch-diameter KMTP Laredo-to-Katy pipeline. Using KMTP as a transporter allows us to move natural gas from our pipeline systems in south Texas and near the Texas Gulf Coast to our Houston Central plant and downstream markets. KMTP’s pipeline also delivers to our Houston Central plant natural gas for its own account, which we refer to as “KMTP Gas.” Under our contractual arrangements relating to KMTP Gas, we receive natural gas at our plant, process or condition it and sell the NGLs to third parties at market prices. For a discussion of our agreements with KMTP, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Contracts.”

Upper Gulf Coast Systems

Our Upper Gulf Coast systems are used for gathering, transportation and sales of natural gas to the north of Houston, Texas, in Houston, Walker, Grimes, Montgomery and Harris Counties. In addition to gas we gather, we receive natural gas from interconnects with HPL, KMTP Texas, KMTP Tejas, Atmos Pipeline — Texas and Enbridge Pipelines (East Texas) and Texas Eastern Transmission. We deliver the natural gas gathered or transported on these systems to multiple CenterPoint Energy city gates in Montgomery and Walker Counties, to Universal Natural Gas, a gas company that serves residential markets and Entergy’s Lewis Creek generating plant, and to several industrial consumers.

North Texas Systems

As part of our May 2007 Cimmarron acquisition, we acquired natural gas gathering pipelines in north Texas, which gather natural gas from the Barnett Shale Play in Cooke, Denton, Johnson, Montague and Wise Counties. We deliver natural gas gathered in north Texas to third-party pipelines, and a significant portion of the gas we deliver is processed at third-party processing plants. Our systems in north Texas have interconnects with Targa Resources, Atlas Pipeline, SemGas, Atmos and NGPL. To address drilling activity and provide additional delivery points to producers in north Texas, we are constructing our Saint Jo treating and processing plant in Montague County, Texas. For the initial phase of this project, in May 2008 we leased and placed into service a 30,000 Mcf/d refrigeration processing plant and a 260 GPM amine treating facility. In parallel, we engaged Optimized Process Designs to fabricate and install a permanent cryogenic turbo expander processing plant, which we expect will be in service in the second quarter of 2009. The Saint Jo processing plant initially will be configured for inlet capacity of 50,000 Mcf/d but will be capable of expansion to capacity of 100,000 Mcf/d. The Saint Jo processing plant will include a 1,200 GPM amine treating facility and condensate stabilization facilities. The initial phase of the project also included construction of an 18-mile, 12” inlet pipeline, a 12-mile, 10-inch diameter residue pipeline and a 5-mile, 6-inch diameter NGL pipeline.

Rocky Mountains

Our Rocky Mountains segment operates in coal-bed methane producing areas in Wyoming’s Powder River Basin. We acquired the business and assets in this segment through our purchase of Denver-based Cantera in October 2007. Our Rocky Mountains assets consist primarily of a 51.0% managing membership interest in Bighorn Gas Gathering, L.L.C. (“Bighorn”), a 37.04% managing membership interest in Fort Union Gas Gathering, L.L.C.(“Fort Union”), two firm gathering agreements with Fort Union and three firm capacity transportation agreements with Wyoming Interstate Gas Company (“WIC”). Two subsidiaries of ONEOK Partners own the remaining 49% membership interests in Bighorn and subsidiaries of Anadarko, Williams, and ONEOK Partners own the remaining 62.96% membership interests in Fort Union. Bighorn and Fort Union operate natural gas gathering systems in the Powder River Basin.

Rocky Mountains Pipelines and Services(1)

		Diameter of		Year Ended December 31, 2008
	Length	Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(3)	Throughput(2)(3)	of Capacity

Natural Gas Pipelines:
Bighorn	251	6²- 24²	300,000	219,958	73%
Fort Union(5)	318	24²	1,250,000	766,096	61%
Producer Services(4)	—	—	—	227,424	—

(1)	Includes Bighorn, in which we own a 51.0% managing member interest, and Fort Union, in which we own a 37.04% managing member interest.

(2)	Capacity values generally are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.

(3)	Natural gas pipeline throughputs are presented in Mcf/d.

(4)	Producer Services volumes consist of volumes we purchased for resale, volumes gathered under our firm capacity gathering agreements with Fort Union and volumes transported using our firm capacity agreements with WIC. Currently we have 430,102 Mcf/d of firm capacity on Fort Union, 223,150 Mcf/d of which currently is demand capacity, and 246,100 MMBtu/d of firm capacity on WIC’s Medicine Bow lateral pipeline. Through capacity release agreements with producers in the Powder River Basin, we have sold, or “released,” 92% of our WIC capacity.

(5)	Fort Union also has a 900 GPM amine treating facility at Medicine Bow, Wyoming. Upon completion of the second phase of an ongoing expansion in the first quarter of 2009, the treating facility will have capacity of 1,500 GPM.

The following map represents the assets of Bighorn and Fort Union:

Sheridan
Crook
Big Horn
Campbell
Dead Horse Fugg
Johnson
Weston
Washakie
Hot Springs
Niobrara
Natrona
Converse
Fremont
Glenrock
Platte
Goshen
Sweetwater
Carbon
Albany
Laramie
Cheyenne
WYOMING
Legend
Bighorn Pipelines
Fort Union Pipelines
WIC Medicine Bow Pipeline (Capacity Rights)
Copano Energy
Rocky Mountains Assets

Bighorn Gathering System

The Bighorn gas gathering system is located in Johnson, Sheridan and Campbell Counties, Wyoming. Bighorn provides low and high pressure natural gas gathering service to coal-bed methane producers in the Powder River Basin. Due to the lean nature of coal-bed methane wellhead production, gas gathered on the Bighorn system does not require processing and is delivered directly into the Fort Union gas gathering system at the southern terminus of the Bighorn system.

Although we serve as manager and field operator of Bighorn, certain significant business decisions with respect to Bighorn require the majority or unanimous approval of a management committee to which we have the right to appoint 50% of the committee members. Examples include decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, the determination of excess cash for mandatory distribution to members, dispositions of assets or entry into new gathering agreements or amendments to existing gathering agreements, among others.

Fort Union Gathering System

The Fort Union gas gathering system is located in Campbell and Converse Counties, Wyoming. Fort Union takes high pressure delivery of gas from the Bighorn system and also provides high pressure gas gathering services to producers that deliver gas directly or indirectly into the Fort Union system. Natural gas gathered from these producers is relatively high in carbon dioxide and, accordingly, must be treated at Fort Union’s Medicine Bow treating facility in order to meet the quality specifications of downstream pipelines. Pipeline interconnects downstream from the Fort Union system include WIC, Kinder Morgan Interstate Gas Transportation Company (“KMIGT”) and Colorado Interstate Gas Company (“CIG”).

Fort Union gathers a majority of the gas across its system under standard firm gathering agreements between Fort Union and each of its four owners, including Copano. Pursuant to these agreements, each of Fort Union’s owners is obligated to pay for a fixed quantity of gathering capacity (referred to as demand capacity) on the system, regardless of whether the owner uses the capacity. Also, each owner has the right to use a fixed quantity of gathering capacity on the system (referred to as variable capacity) that must be paid for only if used. To the extent an owner does not use its allocated capacity or market it to third parties, the capacity is available for use by the other owners. Any capacity not used by the owners becomes available to third parties under interruptible gathering agreements.

The demand capacity arrangement is intended to ensure that Fort Union recovers its costs for capital projects plus a minimum rate of return on its capital invested. As a project’s costs are recovered, the owners’ respective demand capacity related to that project converts to variable capacity. Beginning in 2009, a significant portion of the owners’ respective demand capacity obligations will terminate, and the subject capacity will remain committed to the owners as variable capacity. The firm gathering agreements between Fort Union and its owners terminate only upon mutual agreement of the parties.

Although we serve as the managing member of Fort Union, we do not operate the Fort Union system, nor do we provide certain administrative services. The Anadarko subsidiary acts as field operator and conducts all construction and field operations, while the ONEOK Partners subsidiary acts as administrative manager and provides gas control, contracts management and contract invoicing services. As managing member of Fort Union, we perform all other acts incidental to the management of Fort Union’s business, including determining distributions to owners, executing gathering agreements, approving certain capital expenditures and monitoring the performance of the field operator and administrative manager, subject to the requirement that certain significant business decisions receive the 65% or unanimous approval of the owners. Examples include decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the owners’ firm gathering agreements, among others.

Producer Services

We provide services to a number of producers in the Powder River Basin, including producers who deliver gas into the Bighorn or Fort Union gathering systems, using our firm capacity on Fort Union and WIC to provide producers access to downstream interstate markets.

Our gathering agreements with Fort Union (which expire only upon mutual agreement of the parties) currently provide us with firm demand capacity of 223,150 Mcf/d and the right to use additional capacity of up to 206,952 Mcf/d. Our transportation agreements with WIC provide us with 246,100 MMBtu/d of firm capacity on WIC’s Medicine Bow lateral pipeline. Under these agreements, Fort Union gathers gas from producers and from Bighorn and delivers it to WIC near Glenrock, Wyoming. WIC transports natural gas from the terminus of the Fort Union system, as well as other receipt points, to the Cheyenne Hub, which provides a connection to five major interstate pipelines.

Our long-term WIC agreements extend through 2019, with a right to renew for an additional five-year term. We have capacity release agreements with producers in the Powder River Basin, under which they pay for the right to use our WIC capacity. These capacity release agreements cover all of our long-term WIC capacity (and 92% of our total WIC capacity) and continue through 2019. We are obligated to pay for our capacity on WIC’s Medicine Bow lateral, regardless of whether we use the capacity. Even if we release capacity to a third party, we would remain subject to credit risk, as we would be obligated to pay for the capacity if the third party failed to pay.

Natural Gas Supply

We continually seek new supplies of natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining natural gas supplies that were previously gathered on third-party gathering systems. We contract for supplies of natural gas from producers under a variety of contractual arrangements. The primary term of each contract varies significantly, ranging from one month to the life of the dedicated reserves. The terms of our natural gas supply contracts vary depending on, among other things, gas quality, pressure of natural gas produced relative to downstream pressure requirements, competitive environment at the time the contract is executed, and customer requirements. For a summary of our most common contractual arrangements, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Contracts.”

We generally do not obtain reservoir engineering reports evaluating reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have estimates of total reserves dedicated to our assets or the anticipated life of producing reserves.

Each of our operating segments is affected by the level of drilling in its operating area. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in drilling activity by some producers in each of our operating areas. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas volumes we gather and process. In the Powder River Basin, producers must “dewater” newly drilled coal-bed methane wells to draw the methane gas to the surface, which introduces a delay of twelve to eighteen months into the process of connecting newly-drilled natural gas supplies. Both the effects of declining drilling activity on our Rocky Mountains volumes and the recovery in volumes after producers resume drilling will be delayed because of dewatering.

Oklahoma

Pursuant to a contract that extends through mid-year 2020, our largest Oklahoma producer by volume has dedicated to us all of its production within a 1.1 million acre area. We also have dedications from other producers covering their production within an aggregate 572,800 acres pursuant to contracts ending between 2014 and 2016.

During the year ended December 31, 2008, our Oklahoma segments’ top producers by volume of natural gas were New Dominion, Altex Resources, Special Energy Corporation and Northeast Shelf Energy LLC (Amvest), which collectively accounted for approximately 61% of the natural gas delivered to our Oklahoma systems during the period.

Texas

During the year ended December 31, 2008, our top producers by volume of natural gas were Rosetta Resources, El Paso Production Company, XTO Energy, Mesteña Operating, L.P. and Duke Energy Field Services,

which collectively accounted for approximately 32% of the natural gas delivered to our Texas systems during the period.

Rocky Mountains

Under Fort Union’s operating agreement, the owners of Fort Union established an area of mutual interest (“AMI”) covering approximately 2.98 million acres in Converse, Campbell and Johnson Counties, Wyoming. Under the AMI, the owners have committed all gas production from the AMI to the Fort Union system up to the total capacity of the Fort Union system based on each owner’s total firm capacity rights.

During the year ended December 31, 2008, Fort Union’s top three producers based on gathering fees accounted for approximately 80% of Fort Union’s revenue.

The owners of Bighorn have established an approximately 3.8 million-acre AMI within the Powder River Basin of northern Wyoming and southern Montana, which provides that projects undertaken by the owners or their subsidiaries in the AMI must be conducted through Bighorn. Additionally, production from leases covering more than one million acres of land within the Powder River Basin has been dedicated to the Bighorn Gathering system by producers. Bighorn’s largest Rocky Mountains producer by volume has dedicated to Bighorn approximately 300,000 acres pursuant to a contract that extends through 2019. Bighorn also has dedications from other producers within the same dedicated area pursuant to contracts ending between 2011 and 2019.

During the year ended December 31, 2008, Bighorn’s top two producers based on gathering fees collectively accounted for approximately 87% of Bighorn’s revenue.

Competition

The midstream natural gas industry is highly competitive. Competition is based primarily on the reputation, efficiency, flexibility and reliability of the gatherer, the pricing arrangements offered by the gatherer, location of the gatherer’s pipeline facilities and the gatherer’s ability to offer a full range of services, including natural gas gathering, transportation, compression, dehydration, treating and processing. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements, allows us to compete more effectively for new natural gas supplies in our operating regions.

We face strong competition in acquiring new natural gas supplies. Our competitors include major interstate and intrastate pipelines and other natural gas gatherers that gather, process and market natural gas. Our competitors may have capital resources and control supplies of natural gas greater than ours.

Oklahoma

We provide comprehensive services to natural gas producers in our Oklahoma segment, including gathering, transportation, compression, dehydration, treating and processing. We believe our ability to furnish these services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently.

Substantially all of our Oklahoma systems offer low-pressure gathering service, which is attractive to producers. We have made significant investments in limited-emissions multi-stage compressors for our Oklahoma compression facilities, which has allowed for quicker permitting and installation, thereby allowing us to provide the low pressure required by producers more efficiently. We believe this approach provides us a competitive advantage.

Our major competitors for natural gas supplies and markets in our Oklahoma segment include CenterPoint Field Services, DCP Midstream, ONEOK Field Services, Hiland Partners, Enogex, MarkWest and Enerfin.

Texas

We provide comprehensive services to natural gas producers in our Texas segment, including gathering, transportation, compression, dehydration, treating, conditioning and processing. We believe our ability to furnish these services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attach producers that require these services more quickly and at a lower initial capital cost than our competitors, due in part to the elimination of some field equipment and greater economies of scale at our Houston Central plant. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that we offer treating, conditioning and other processing services on competitive terms.

Our major competitors for natural gas supplies and markets in our Texas segment include Enterprise Products Partners, Lobo Pipeline Company (an affiliate of ConocoPhillips), KMTP, DCP Midstream, Crosstex Energy, HPL, ExxonMobil, Targa Resources, Atlas Pipeline and Devon Energy.

Rocky Mountains

A significant portion of the gas on the Bighorn system is dedicated to Bighorn under long-term gas gathering agreements and, accordingly, is not available to competitors. Additionally, Fort Union’s centralized amine treating facility provides Fort Union with a competitive advantage.

Our major competitors for natural gas gathering supplies and markets in our Rocky Mountains segment include Thunder Creek Gas Gathering, Bitter Creek Pipeline Company, Bear Paw Energy and Western Gas Resources.

Industry Overview

The midstream natural gas industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets and consists of natural gas gathering, compression, dehydration, treating, conditioning, processing, transportation and fractionation, see diagram of the industry below.

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

•	Natural gas transportation. Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines and gathering systems and deliver the natural gas to industrial end-users and utilities and to other pipelines.

•	NGL transportation. NGLs are transported to market by means of pipelines, pressurized barges, rail car and tank trucks. The method of transportation used depends on, among other things, the existing resources of the transporter, the locations of the production points and the delivery points, cost-efficiency and the quantity of NGLs being transported. Pipelines are generally the most cost-efficient mode of transportation when large, consistent volumes of NGLs are to be delivered.

Risk Management

We are exposed to market risks such as changes in commodity prices and interest rates. We use derivative instruments to mitigate the effects of these risks. In general, we attempt to hedge against the effects of changes in commodity prices or interest rates on our cash flow and profitability so that we can continue to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes. For a discussion of our risk management activities, please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Regulation

In the ordinary course of business, we are subject to various laws and regulations, as described below. We believe that compliance with existing laws and regulations will not materially affect our financial position. Although we cannot predict how new or amended laws or regulations that may be adopted would impact our business, such laws, regulations or amendments could increase our costs and could reduce demand for natural gas and NGLs or crude oil, thereby reducing demand for our services.

Industry Regulation

FERC Regulation of Intrastate Natural Gas Pipelines.  We do not own any interstate natural gas pipelines, so FERC does not directly regulate any of our operations. However, FERC’s regulations under the Natural Gas Policy Act of 1978 (the “NGPA”), the Energy Policy Act of 2005 do influence certain aspects of our business and the market for our products.

Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission (the “CFTC”), also has authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas, NGLs and crude oil, our gathering or transportation of these energy commodities and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has adopted new market-monitoring and annual reporting regulations intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. Although the monitoring regulations are not administratively final, the annual reporting requirement has been administratively finalized. We expect the cost of compliance with this regulation will be minimal. FERC has also proposed to require certain major non-interstate pipelines to post, on a daily basis, capacity and scheduled flow information. Based on how the regulations currently define “major non-interstate pipeline” and our average annual volumes, our operations are not subject to daily posting requirements. However, the FERC is reviewing these regulations in response to requests for rehearing, and we cannot predict how any changes might affect their applicability to us. We do not anticipate that the additional costs and administrative burdens accompanying the posting requirement would be material to us.

FERC Regulation of NGL Pipelines.  We have interests in three NGL pipelines in Texas. We believe that these pipelines do not provide interstate service and that they are thus not subject to FERC jurisdiction under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. We cannot guarantee that the jurisdictional status of our NGL facilities will remain unchanged, however. Should they be found jurisdictional, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs, and may subject us to potentially burdensome and expensive operational, reporting and other requirements.

FERC Regulation of Crude Oil Pipelines.  We own a 59 mile crude oil pipeline located in Texas and Oklahoma, which we acquired as part of Cimmarron in May 2007. Historically, this pipeline was thought to be a private carrier pipeline exempt from FERC jurisdiction. Upon further analysis, however, we believe that this pipeline provides interstate service subject to FERC jurisdiction under the ICA. We filed a request with FERC (FERC Docket No. OR08-14) for temporary waiver of FERC’s tariff filing and reporting requirements, which request was granted by the FERC on January 12, 2009. Pursuant to the FERC’s order, we are not currently required to file and maintain published tariffs or to make periodic reports with respect to this pipeline. We are, however, required to maintain books and records for the pipeline in accordance with FERC regulations and to alert the FERC in the event that any of the factual bases for the waiver, including the absence of third-party shipper interest in transporting crude on the line, no longer applies. We expect the cost of compliance with these requirements will be minimal.

Intrastate Natural Gas Pipeline Regulation.  We own an intrastate natural gas transmission facility in Texas. To the extent it transports gas in interstate commerce, this facility is subject to regulation by the FERC under Section 311 of the NGPA. Section 311 requires, among other things, that rates for such interstate service (which may be established by the applicable state agency, in our case the Texas Railroad Commission, or the “TRRC”) be “fair and equitable” and permits the FERC to approve terms and conditions of service.

Natural Gas Gathering Regulation.  Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from FERC’s jurisdiction. We own or hold interests in a number of natural gas pipeline systems in Texas, Oklahoma and Wyoming that we believe meet the traditional tests FERC has used to establish a pipeline system’s status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts. Thus, we cannot guarantee that the jurisdictional status of our natural gas gathering facilities will remain unchanged.

In Texas, Oklahoma and Wyoming, the states in which our gathering operations take place, we are subject to state safety, environmental and service regulation. While our non-utility operations are not subject to direct state regulation of our gathering rates, we are required to offer gathering services on a non-discriminatory basis. In general, the non-discrimination requirement is monitored and enforced by each state based upon filed complaints.

We are also subject to state ratable take and common purchaser statutes in these states. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without discriminating in favor of one producer over another producer or one source of supply over another source of supply.

State Utility Regulation.  Some of our operations in Texas (specifically, our intrastate transmission pipeline and one of our gathering systems) are subject to the Texas Gas Utility Regulatory Act, as implemented by the TRRC. Generally, the TRRC has authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. None of our operations in Oklahoma or Wyoming are, or have been regulated as public utilities by the Oklahoma Corporation Commission (“OCC”) or the Wyoming Public Service Commission (“WPSC”).

Sales of Natural Gas, Crude Oil and NGLs.  The prices at which we buy and sell natural gas currently are not subject to federal regulation, and except as noted above with respect to our two gas utility operations, are not subject to state regulation. The prices at which we sell crude oil or NGLs are not subject to federal or state regulation.

Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Environmental, Health and Safety Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, conditioning, transporting or fractionation of natural gas, NGLs, crude oil and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where wastes or other regulated substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

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

The following is a summary of the more significant current environmental, health and safety laws and regulations to which our business operations are subject:

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

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum and natural gas are excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to strict and, under certain circumstances, joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas. With the acquisition of Cimmarron, we now also own or lease properties that have been used for the gathering of crude oil for a number of years. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under some properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In fact, there is evidence that petroleum hydrocarbon spills or releases have occurred at some of the properties owned or leased by us. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination. As of December 31, 2008, none of our properties has been determined to be a superfund site under CERCLA.

Air Emissions.  Our operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or use specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

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

Pipeline Safety.  Our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases and the transportation and storage of liquefied natural gas, whereas the HLPSA covers the pipeline transportation of hazardous liquids, including crude oil, NGLs and petroleum products. Under both federal acts, any entity that owns or operates covered pipeline facilities is required to comply with the regulations under the NGPSA and HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with NGPSA and HLPSA requirements.

Our pipelines are also subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES”). The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules which require pipeline operators to develop and implement integrity management programs for natural gas pipelines located in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Similar rules are also in place for operators of hazardous liquid pipelines. In addition, pursuant to authorization granted by PIPES, the DOT issued final rules in June 2008 that amends its pipeline safety regulations to extend regulatory coverage to certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species or other ecological resources. The safety requirements imposed by the final rule address primarily pipeline corrosion and third-party damage concerns but do not include pipeline integrity management criteria. Also, the TRRC and the OCC have adopted regulations similar to existing DOT regulations for intrastate natural gas and crude oil gathering and transmission lines while the Wyoming Public Service Commission has done the same only with respect to intrastate natural gas gathering and transmission lines. Current compliance with these existing federal and state rules has not had a material adverse effect on our operations.

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

Anti-terrorism Measures.  The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security or DHS, to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Based on information supplied by us to the DHS, the agency has determined that our facilities do not present high levels of security risk; therefore, we are in compliance with the existing interim rules.

Climate Change.  In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider, legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. These cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor stations) or from combustion of fuels (e.g., natural gas) we process.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Office Facilities

We occupy approximately 31,000 square feet of space at our executive offices in Houston, Texas under a lease expiring on May 31, 2012. At the expiration of the primary term, we have an option to renew this lease for an additional five years at then-prevailing market rates. We also occupy approximately 26,000 square feet of office space in Tulsa, Oklahoma, which serves as the administrative offices for our Oklahoma employees. The Tulsa lease expires December 31, 2015 but provides us with an option to terminate in December 2013. We occupy approximately 6,000 square feet of space in Englewood, Colorado, which serves as the administrative offices for our Rocky Mountains employees. The Englewood lease expires October 31, 2013 and provides us with two consecutive five-year renewal options at then-prevailing market rates. We also lease property or facilities for some of our field offices. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of December 31, 2008, we, through our subsidiaries, CPNO Services, L.P. and ScissorTail, had 328 full-time employees and 5 part-time employees, and Copano/Operations, Inc. (“Copano Operations”) employed 13 full-time employees and 1 part-time employee for our benefit. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees, with Copano Operations and with those Copano Operations employees providing services to us to be good. We are required to reimburse Copano Operations for its costs and expenses incurred in providing operating and administrative services to us. To the extent Copano Operations employees provide services to us, we refer to them as our employees. For more information concerning our arrangement with Copano Operations, please read Note 9, “Related Party Transactions,” to the consolidated financial statements beginning on Page F-1 of this report.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make and the profitability of those projects;

•	our ability to access capital markets and borrow money;

•	the cost of acquisitions, if any;

•	the effectiveness of our hedging program and the creditworthiness of our hedging counterparties;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes;

•	any restrictions on distributions by entities in which we own interests;

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business; and

•	prevailing economic conditions.

If we decrease distributions, the market price for our units may be adversely affected.

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

Our business strategy includes making acquisitions that we anticipate would increase the cash available for distribution to our unitholders. As a result, from time to time, we evaluate and pursue assets and businesses that we believe complement our existing operations or expand our operations into new regions where our growth strategy can be applied. We cannot assure you that we will be able to complete acquisitions in the future or achieve the desired results from any acquisitions we do complete. In addition, failure to successfully assimilate our acquisitions could adversely affect our financial condition and results of operations.

Our acquisitions potentially involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant producers or markets or key employees from the acquired businesses;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize any expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities;

•	coordinating or consolidating corporate, information technology and administrative functions; and

•	a decrease in liquidity as a result of using significant amounts of available cash or borrowing capacity to finance an acquisition.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Because of these risks and challenges, even when we make acquisitions that we believe will increase our ability to distribute cash, those acquisitions may nevertheless reduce our cash from operations on a per unit basis. This could result in lower distributions to our common unitholders. Our capitalization and results of operation may change significantly following an acquisition, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our acquisitions could expose us to potential significant liabilities.

We generally assume the liabilities of entities that we acquire and may assume certain liabilities relating to assets that we acquire, including unknown and contingent liabilities. We perform due diligence in connection with our acquisitions and attempt to verify the representations of the sellers, but there may be pending, threatened, contemplated or contingent claims related to environmental, title, regulatory, litigation or other matters of which we are unaware. We may have indemnification claims against sellers for certain of these liabilities, as well as for disclosed liabilities, but our indemnification rights generally will be limited in amount and duration. Our right to indemnification also will be limited, as a practical matter, to the creditworthiness of the indemnifying party. If our right to indemnification is inadequate to cover the obligations of an acquired entity or relating to acquired assets, or if our indemnifying seller is unable to meet its obligations to us, our liability for such obligations could materially adversely affect our cash flow, operations and financial condition.

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

We will require substantial new capital to finance strategic acquisitions. Any limitations on our access to capital will impair our ability to execute this component of our growth strategy. If the cost of such capital becomes too expensive, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of capital include market conditions and offering or borrowing costs such as interest rates or underwriting discounts. For additional information on our access to capital markets, please read Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

Illiquid capital markets could also limit investment and development by third parties, such as producers and end-users, which could indirectly affect our ability to fully execute our business strategy.

Our substantial indebtedness could limit our operating flexibility and impair our ability to fulfill our debt obligations.

We have substantial indebtedness. As of December 31, 2008 and in addition to liabilities we incurred related to our risk management activities, we had total indebtedness of $820.4 million, including our senior unsecured notes and our revolving credit facility.

At December 31, 2008, available borrowing capacity under our revolving credit facility was approximately $330.0 million. Subject to the restrictions governing our existing indebtedness and other financial obligations, we may incur significant additional indebtedness and other financial obligations in the future. Our substantial indebtedness and other financial obligations could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general company purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates to the extent that any of our debt is subject to variable rates of interest;

•	have a material adverse effect on us if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general company requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage relative to any competitors that have proportionately less debt.

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

The indenture governing our outstanding senior unsecured notes contains various covenants that limit our ability and the ability of specified subsidiaries to, among other things:

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

Our revolving credit facility contains similar covenants as well as covenants that require us to maintain specified financial ratios and satisfy other financial conditions. The restrictive covenants in our indentures and our revolving credit facility could limit our ability and the ability of our subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or conduct operations. If we are unable to comply with any of these covenants, it could result in a default under the terms of the indenture or our revolving credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against any collateral.

In addition, Fort Union, in which we own a 37.04% interest, has debt outstanding under an agreement that includes, among other customary covenants and events of default, a limitation on its ability to make cash distributions. Fort Union can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00. If Fort Union fails to comply with this covenant, it would be prohibited from distributing cash to us, which would adversely affect our cash flow.

Due to current economic conditions, our ability to obtain funding under our revolving credit facility could be impaired.

We operate in a capital-intensive industry and rely on our revolving credit facility to finance a significant portion of our capital expenditures. Our ability to borrow under our revolving credit facility may be impaired because of deterioration in the financial markets, including issues surrounding the solvency of many institutional lenders and recent failures of several banks.

Specifically, we may be unable to obtain adequate funding under our revolving credit facility because:

•	one or more of our lenders may be unable or otherwise fail to meet its funding obligations;

•	each time we draw on our revolving credit facility, if any of the representations or warranties or certain covenants included in the agreement are false in any material respect, the lenders may refuse to provide funding; and

•	if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.

If we are unable to access funds under our revolving credit facility, we will need to meet our capital requirements, including some of our short-term capital requirements, using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. If the cash generated from our operations or the funds we are able to obtain under our revolving credit facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our results of operations and financial condition.

Because of the recent deterioration of the credit and capital markets, we may be unable to obtain financing from sources other than our revolving credit facility on acceptable terms or at all.

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

If we need to raise capital from a source other than our revolving credit facility, we cannot be certain that additional capital will be available to the extent required and on acceptable terms. If capital on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

We are exposed to the credit risk of our customers and other counterparties, and a general increase in the nonpayment and nonperformance by counterparties could have an adverse impact on our cash flows, results of operations and financial condition.

Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In connection with the recent economic downturn, commodity prices have declined sharply, and the credit markets and availability of credit have been constrained. Additionally, many of our customers’ equity values have declined substantially, increasing their cost of equity capital. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

Our cash flow and profitability depend upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

Our cash flow and profitability are affected by prevailing NGL and natural gas prices, and we are subject to significant risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during 2008, the Houston Ship Channel (“HSC”) natural gas index price ranged from a high of $12.84 per MMBtu to a low of $5.72 per MMBtu. Based on Mt. Belvieu index prices and our weighted-average product production mix during 2008, NGL prices ranged from a high of approximately $79.87 per barrel to a low of approximately $22.86 per barrel.

We derive a majority of our gross margin from contracts with percentage of proceeds or keep-whole pricing provisions. As a result, our cash flow and profitability depend to a significant extent on the prices at which we buy and sell natural gas and at which we sell NGLs and condensate. The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include demand for oil, natural gas, liquefied natural gas (“LNG”), nuclear energy, coal and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Our operations expose us to fluctuations in commodity prices, and our revolving credit facility exposes us to fluctuations in interest rates. We use derivative financial instruments to reduce our sensitivity to commodity prices and interest rates, and the degree of our exposure is related largely to the effectiveness and scope of our hedging activities. We have hedged only portions of our variable-rate debt and expected natural gas and condensate supply, NGL production and natural gas requirements. We continue to have direct interest rate and commodity price risk with respect to the unhedged portions. As a consequence of the unfavorable economic environment that emerged in the fourth quarter of 2008, the markets for instruments we use to hedge our commodity price exposure have deteriorated, which has limited our ability to enter into new derivative instruments. If the markets for these instruments do not improve, we may be unable to enter into additional derivative instruments on favorable terms or at all. In addition, to the extent we hedge our commodity price and interest rate risks using swap instruments, we will forego the benefits of favorable changes in commodity prices or interest rates.

Even though monitored by management, our hedging activities may fail to protect us and could reduce our cash flow and profitability. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors:

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

Our financial statements may reflect gains or losses arising from exposure to commodity prices or interest rates for which we are unable to enter into fully economically effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges, and, if we assume derivatives as part of an acquisition, to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume. Please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a summary of our hedging activities.

Because of the natural decline in production from existing wells in our operating regions, our future success depends on our ability to continually obtain new sources of natural gas supply, which depends in part on certain factors beyond our control. Any decrease in supplies of natural gas could adversely affect our revenues and operating income.

Our gathering and transmission pipeline systems are connected to natural gas fields and wells, from which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our pipeline systems and our processing plants, we must continually obtain new natural gas supplies. We may not be able to obtain additional contracts for natural gas supplies. The primary factors affecting our ability to connect new supplies of natural gas and attract new customers to our gathering and transmission lines include: (i) the level of successful drilling activity near our gathering systems and (ii) our ability to compete for the attachment of such additional volumes to our systems.

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

The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in drilling activity by some producers in each of our segments. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas we gather and process.

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

If we are unable to maintain or increase the throughput on our pipeline systems because of decreased drilling activity in the areas in which we operate, decreased production from the wells connected to our systems or an inability to connect new supplies of gas and attract new customers to our gathering and transmission lines, then our business and financial results or our ability to achieve our growth strategy could be materially adversely affected. Please read Item 1, “Business — Natural Gas Supply” in this report for more information on our access to natural gas supplies.

We rely on third-party pipelines and other facilities in providing service to our customers. If one or more of these pipelines or facilities were to become unavailable, our cash flows, results of operations and financial condition could be adversely affected.

Our ability to contract for natural gas supplies in the Texas region will often depend on our ability to deliver gas to our Houston Central plant and downstream markets, and we rely on KMTP’s Laredo-to-Katy pipeline to transport natural gas from our South Texas systems to the Houston Central plant. For the year ended December 31, 2008, approximately 42% of the total natural gas delivered by our Texas segment was delivered to KMTP, and approximately 77% of the natural gas volumes processed or conditioned at our Houston Central plant were delivered to the plant through the KMTP Laredo-to-Katy pipeline.

If KMTP’s pipeline were to become unavailable for any reason, the volumes transported to our Houston Central plant would be reduced substantially, and our revenues and operating income from our Texas processing business would be adversely affected. In addition, much of the natural gas we gather in South Texas contains NGLs that must be removed in order to meet downstream market quality specifications. If we were unable to ship such natural gas to our Houston Central plant, we would need to arrange for an alternate means of removing NGLs and transport through other pipelines. Alternatively, we might be required to lease smaller treating and processing facilities so that we could treat and condition or process natural gas as needed to meet pipeline quality specifications.

In addition, we rely on ONEOK Hydrocarbon to take delivery of NGLs from our Paden, Glenpool and Milfay plants in Oklahoma. If ONEOK Hydrocarbon’s NGL pipeline were to be come unavailable, we would be required to run one or all of these plants in a reduced operating mode and make arrangements to re-route a portion of the natural gas we receive for processing to third-party plants, as well as make arrangements to transport NGLs to market by truck. A prolonged interruption or reduction of service on ONEOK Hydrocarbon’s NGL pipeline could hinder our ability to contract for natural gas supplies.

We also depend on other third-party pipelines and other facilities to provide our customers delivery or transportation options to or from our pipelines and processing plants. Because we do not own or operate KMTP’s, ONEOK Hydrocarbon’s or any of these other pipelines and facilities, their continuing operation is not within our control. If any of these pipelines and other facilities becomes unavailable or limited in its ability to transport natural gas or NGLs, our revenues and cash flow could be adversely affected.

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

Our pipeline transportation and gathering systems are subject to federal, state and local regulation. Most of our natural gas pipelines are gathering systems that are considered non-utilities in the states in which they are located. The NGA leaves any economic regulation of non-utility natural gas gathering to the states. Texas, Oklahoma and Wyoming, the states in which our pipeline facilities are located, do not currently regulate non-utility gathering fees.

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

Our intrastate natural gas transmission pipeline and one of our gathering systems in Texas are subject to regulation as gas utilities by the Texas Railroad Commission (“TRRC”). The TRRC’s jurisdiction over these pipelines extends to both rates and pipeline safety. The rates we charge for transportation services in Texas generally are deemed just and reasonable under Texas law unless challenged in a complaint. A successful complaint, or new state laws or regulatory rulings related to natural gas utilities, could increase our costs or require us to alter our service charges.

To the extent that our intrastate transmission pipeline in Texas transports natural gas in interstate commerce, the rates, terms and conditions of that transportation service are subject to regulation by the FERC pursuant to Section 311 of the Natural Gas Policy Act of 1978. Section 311 requires, among other things, that rates for such interstate service, which may be established by FERC or the applicable state agency, be “fair and equitable,” and permits the FERC to approve terms and conditions of service. If our Section 311 rates are successfully challenged, if we are unable to include all of our costs in the cost of service approved in a future rate case, if FERC changes its regulations or policies, or establishes more onerous terms and conditions applicable to Section 311 service, our margins relating to this activity would be adversely affected.

We have interests in three NGL pipelines, all of which are located in Texas. We believe that these pipelines do not provide interstate service and that they are thus not subject to FERC jurisdiction under the ICA and the Energy Policy Act of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. We cannot guarantee that the jurisdictional status of our NGL facilities will remain unchanged, however. Should they be found jurisdictional, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs, and may subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow. Our crude oil pipeline is subject to a FERC-ordered waiver that relieves us of the obligation to file and maintain published tariffs related to this line, as well as the obligation to file the otherwise required periodic reports with respect to these facilities. We cannot guarantee that the waiver granted by FERC with respect to these facilities will remain in place permanently.

The price at which we buy and sell natural gas, NGLs and crude oil is currently not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. The FERC and CFTC hold substantial enforcement authority under the anti-market manipulation laws and regulations, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

The FERC has also promulgated additional market-monitoring and reporting regulations intended to increase the transparency of wholesale energy markets, protect the integrity of such markets, and improve the FERC’s ability to assess market forces and detect market manipulation. One such set of regulations, FERC Order No. 720, requires certain major non-interstate pipelines to post daily information on each such pipeline’s internet web site concerning capacity, scheduled flow information and actual flow information. Order No. 720 is currently pending rehearing before FERC, and is also pending appeal before the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the ultimate outcome of this proceeding. Depending upon how the regulations define “major non-interstate pipeline,” certain of our operations may be subject to daily reporting requirements, which could subject us to further costs and administrative burdens.

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

We must on occasion rely upon rulings by FERC or other governmental authorities to carry out certain of our business plans. For example, in order to carry out our acquisition of the McMullen Lateral, Transco must obtain a FERC order allowing abandonment of the facilities by Transco, as well as various other related FERC authorizations. The abandonment application is subject to protests filed by third parties and there is no guarantee that FERC will grant the application and the authorizations requested therein. Moreover, there is no guarantee that, if granted, such authorizations will be timely or will be free from potentially burdensome conditions.

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

The distinction between FERC-regulated natural gas transmission services and federally unregulated gathering services has been the subject of regular litigation, as has been the line between intrastate and interstate transportation services. Thus, the classification and regulation of some of our natural gas gathering facilities and our intrastate transportation pipeline may be subject to change based on future determinations by the FERC and/or the courts. Should any of our natural gas gathering or intrastate facilities be deemed to be jurisdictional under the NGA, we could be required to comply with numerous federal requirements for interstate service, including laws and regulations governing the rates charged for interstate transportation services, the terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the initiation and discontinuation of services, the monitoring and posting of real-time system information and many other requirements. Failure to comply with all applicable FERC-administered statutes, rules, regulations and orders could result in substantial penalties and fines. It is also possible that our gathering facilities could be deemed by a relevant state commission or court, or by a change in law or regulation, to constitute intrastate pipelines subject to general state law and regulation of rates and terms and conditions of service. A change in jurisdictional status through litigation or legislation could require significant changes to the rates, terms and conditions of service on the affected pipeline, could increase the expense of providing service and adversely affect our business.

The distinction between FERC-regulated common carriage of crude oil and NGLs, and the non-jurisdictional intrastate transportation of those energy commodities, has also been the subject of litigation. The FERC, under the ICA, the Energy Policy Act of 1992, and rules and orders promulgated thereunder, regulates the tariff rates for interstate crude oil and NGL transportation and these rates must be filed with the FERC. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. To the extent any of our NGL or crude oil assets are subject to the jurisdiction of the FERC, the FERC’s rate-making methodologies could limit our ability to set rates that we might otherwise be able to charge, could delay the use of rates that reflect increased costs, and could subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow. For additional information concerning FERC and other regulatory agencies relating to our business, please read “Business — Regulation.”

We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

We are subject to regulation by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) with respect to our natural gas lines and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”) with respect to our oil and NGL lines, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, we are subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES”), and pursuant to which the DOT has implemented regulations establishing mandatory inspections for all United States oil (including NGL) and natural gas transportation pipelines and gathering lines meeting certain operational risk and location requirements. Moreover, the DOT has developed PIPES regulations that require operators of certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified unusually sensitive areas to comply with additional safety requirements addressing primarily corrosion and third-party damage concerns applicable to such pipelines.

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

Because we handle natural gas, crude oil and other petroleum products in our pipeline and processing businesses, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of waste substances into the environment.

The operation of our gathering systems, plants and other facilities is subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact our business activities in many ways, including restricting the manner in which we dispose of wastes and other regulated substances, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas, crude oil and other petroleum products, air emissions related to our operations, historical industry operations including releases of substances into the environment and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Moreover, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance. Please read “Business — Environmental Matters.”

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

One of the ways we may grow our business is through the construction of additions to our existing gathering and transportation systems (including additional compression) and modifications to, or construction of, natural gas processing plants. The construction of additions or modifications to our existing gathering and transportation systems and processing and treating facilities, and the construction of new gathering and processing facilities, involve numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and require the expenditure of significant amounts of capital. These projects also involve numerous economic uncertainties, including the impact of inflation on project costs and the availability of required resources. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive any material increase in operating cash flow from a project for some time. If we experience unanticipated or extended delays in generating operating cash flow from these projects, then we may need to reduce or reprioritize our capital budget in order to meet our capital requirements. We often rely on estimates of future production in deciding to construct additions to our gathering and transportation systems. These estimates may prove to be inaccurate because of the numerous technological, economic and other uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, and that in turn, could adversely affect our cash flows and results of operations.

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

Our operations are subject to the many hazards inherent in the gathering, compression, treating, processing, transportation and fractionation of natural gas and NGLs, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our operations are primarily concentrated in the Texas Gulf Coast and north Texas regions, in central and east Oklahoma and in Wyoming, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations. For example, although we did not suffer significant damage, Hurricane Ike and Hurricane Gustav damaged gathering systems, processing facilities and NGL fractionators along the Gulf Coast in September 2008, which curtailed or suspended the operations of various energy companies with assets in the region. There can be no assurance that insurance will cover all damages and losses resulting from these types of natural disasters. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we generally do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. Our business interruption insurance covers only certain lost revenues arising from physical damage to our processing plants and certain pipeline facilities. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

Due to our limited asset diversification, adverse developments in our gathering, transportation, processing and related businesses would have a significant impact on our results of operations.

Substantially all of our revenues are generated from our gathering, dehydration, treating, conditioning, processing and transportation business, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Furthermore, substantially all of our assets are located in Texas, Oklahoma and Wyoming. Due to our limited diversification in asset type and location, an adverse development in one of these businesses or in these areas would have a significantly greater impact on our cash flows, results of operations and financial condition than if we maintained more diverse assets.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, we may experience materially higher compliance costs.

In 2005, we began a process to annually document and evaluate our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that the effectiveness of our internal control over financial reporting be subjected to annual assessment by management and annual audit by our independent registered public accounting firm. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous review and reporting process for internal control over financial reporting. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If our compliance with policies or procedures deteriorates and we fail to correct any associated issues in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential holders of our securities could lose confidence in our financial reporting, which could harm our business.

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

Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Laws (the “DGCL”). Section 203 of the DGCL as it applies to us prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for our common units.

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

Pursuant to agreements with our pre-IPO investors and investors in private placements effected in 2005, 2006 and 2007, we have filed or agreed to file registration statements on Form S-3 registering sales by selling unitholders of an aggregate of 39,354,334 of our common units, including:

•	394,853 common units to be issued upon conversion of Class C units we issued to the sellers in the Cimmarron acquisition;

•	3,245,817 common units to be issued upon conversion of Class D units we issued to the sellers in the Cantera acquisition; and

While investors have routinely sold common units using our effective registration statements or in transactions exempt from registration under Securities Act Rule 144, a significant number of common units remains unsold. If investors holding these units were to dispose of a substantial portion of these units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

Increases in interest rates could adversely affect our unit price.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. An increase in interest rates could also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our common units. Lower demand for our common units for any reason, including competition from other more attractive investment opportunities, would likely cause the trading price of our common units to decline. If we issue additional equity at a significantly lower price, material dilution to our existing unitholders could result.

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

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our federal gross income apportioned to Texas in the prior year. Imposition of such a tax on us by any other state will further reduce the cash available for distribution to our unitholders. Moreover, at the federal level, legislation has been considered that would have eliminated pass-through tax treatment for certain publicly traded limited liability companies. Although such legislation would not have applied to us as considered, it could be reintroduced in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Additionally, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

You will be required to pay taxes on the share of our income allocated to you even if you do not receive any cash distributions from us.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing and loaning their units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the technical termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. While we would continue our existence as a Delaware limited liability company, our technical termination would, among other things result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in states where you do not live.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in Texas, Oklahoma, Wyoming, Colorado and Louisiana. Although Texas and Wyoming do not currently impose a personal income tax, Oklahoma, Colorado and Louisiana do and as we make acquisitions or expand our business, we may do business or own assets in other jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

A description of our properties is provided in Item 1 of this report. Substantially all of our pipelines are constructed under rights-of-way granted by the apparent record landowners. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipelines were built was purchased in fee.

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

We believe that we have satisfactory title to our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with their use in the operation of our business.

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

As a result of our Cantera Acquisition in October 2007, we acquired Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc. (“CMSFS”)). Cantera Gas Company is a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). The amount of liability, if any, against Cantera Gas Company is not reasonably estimable. Pursuant to the CMS Acquisition purchase agreement, CMS Gas Transmission has assumed responsibility for the defense of these claims, and Cantera Gas Company is fully indemnified by CMS Gas Transmission and its parent, CMS Enterprises Company, against any losses that Cantera Gas Company may suffer as a result of these claims.

As a result of the Cimmarron acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. The trial is scheduled for August 2009 and the litigation is in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions is correct, we can give no assurances regarding the litigation’s outcome, and any potential liability we may incur is not reasonably estimable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units, which represent limited liability company interests in us, are listed on The NASDAQ Stock Market LLC (“NASDAQ”), under the symbol “CPNO.” On February 20, 2009, the closing market price for our common units was $13.58 per unit, and there were approximately 249 common unitholders of record.

The following table shows the high and low sales prices per common unit, as reported by NASDAQ, and the distribution per common unit for the periods indicated.

	Price of		Cash
	Common Units		Distribution
	High	Low	per Common Unit

2008:
Quarter Ended December 31	$24.99	$8.80	$0.5750
Quarter Ended September 30	$34.21	$22.25	$0.5700
Quarter Ended June 30	$39.75	$33.00	$0.5600
Quarter Ended March 31	$37.44	$31.29	$0.5300
2007:
Quarter Ended December 31	$39.75	$33.53	$0.5100
Quarter Ended September 30	$44.81	$33.25	$0.4700
Quarter Ended June 30	$45.03	$33.92	$0.4400
Quarter Ended March 31(1)	$35.10	$28.85	$0.4200

(1)	Prices are adjusted to reflect the March 30, 2007 two-for-one split of our common units.

We intend to pay quarterly distributions to our common unitholders of record on the applicable record date within 45 days after the end of each quarter (in February, May, August and November of each year) to the extent we have sufficient available cash from operating surplus, as defined in our limited liability company agreement. Available cash consists generally of all cash on hand at the end of the fiscal quarter, less retained cash reserves established by our Board of Directors. Our credit agreement does not provide for the type of working capital borrowings that would be eligible for inclusion in available cash or operating surplus.

Our Board of Directors has broad discretion to establish cash reserves that it determines are necessary or appropriate for the proper conduct of our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize quarterly cash distributions, reserves to reduce debt or, as necessary, reserves to comply with the law or with the terms of any of our agreements or obligations.

Our ability to distribute cash is subject to a number of risks and uncertainties, some of which are beyond our control. Please read “Risk Factors — Risks Relating to Our Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Trends and Uncertainties.” If we do not have sufficient cash to pay a distribution as well as satisfy our operational and financial obligations, then our Board of Directors can reduce or eliminate the distribution paid on our common units so that we may satisfy such obligations, including payments on our debt instruments. For a discussion of the restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Class C Units

Of the 1,579,409 Class C units we issued in connection with our May 2007 acquisition of Cimmarron, 1,184,556 have converted into common units (in increments of 394,852 on November 1, 2007, May 1, 2008 and, November 1, 2008), and 394,853 remain outstanding. The remaining Class C units will convert into common units on May 1, 2009. There is no established public trading market for our Class C units. On February 15, 2008, there were 17 Class C unitholders of record.

Class D Units

Our 3,245,817 Class D units, which we issued to the Cantera sellers as part of the consideration for the Cantera acquisition, are convertible into our common units on a one-for-one basis upon the earlier of (a) payment of our common unit distribution with respect to the fourth quarter of 2009 or (b) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive cash distributions. No vote of our common unitholders will be required to convert the Class D units to common units. There is no established public trading market for our Class D units. On February 15, 2008, there were 17 Class D unitholders of record.

Class E Units

Our 5,598,836 Class E units, which we issued to accredited investors as part of our equity financing of the Cantera acquisition, converted into common units on a one-for-one basis on November 14, 2008. The conversion terms were approved by our common unitholders at a special meeting held March 13, 2008.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian Total Return Index on November 9, 2004 (the day our units began trading on NASDAQ), and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

Cumulative Total Unitholder Return

	November 9,	December 31,
	2004	2004	2005	2006	2007	2008

Copano (CPNO)	$100	$126	$180	$288	$367	$127
Alerian MLP Total Return Index (AMZX)	$100	$106	$113	$142	$160	$101
S&P 500 Index (SPX)	$100	$104	$107	$122	$126	$78

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this report or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Selected Historical Consolidated Financial Information

The following table shows selected historical consolidated financial information about Copano Energy, L.L.C. for the periods and as of the dates indicated. This information is derived from, should be read together with and is qualified in its entirety by reference to, our historical audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The selected financial information should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Year Ended December 31,
	2008	2007(1)	2006	2005(2)	2004
	(In thousands, except per unit data)

Summary of Operating Results:
Revenues	$1,629,086	$1,141,660	$860,272	$747,743	$437,656
Net income (loss)	$58,213	$63,175	$65,114	$30,352	$(915)
Basic net income (loss) per common unit(3)	$1.20	$1.48	$1.77	$1.20	$(0.17)
Diluted net income (loss) per common unit(3)	$1.01	$1.36	$1.75	$1.15	$(0.17)
Other Financial Information:
Cash distributions per common unit(4)	$2.17	$1.73	$1.29	$0.79	$0.51

	As of December 31,
	2008	2007(1)	2006	2005(2)	2004

Balance Sheet Information:
Total assets	$2,013,665	$1,769,083	$839,058	$792,750	$178,399
Long-term debt	821,119	630,773	255,000	398,000	57,000
Members’ capital	1,037,958	894,136	472,586	281,803	82,356

(1)	Our summary financial information as of and for the year ended December 31, 2007 includes results attributable to our Cimmarron acquisition from May 1, 2007 through December 31, 2007 and our Rocky Mountains segment from October 1, 2007 (the date we acquired Cantera) through December 31, 2007.

(2)	Our summary financial data as of and for the year ended December 31, 2005 include the results of our Oklahoma segment from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(3)	Net income (loss) per unit is based on the weighted average of total equivalent units outstanding during the periods presented. Prior periods have been adjusted to reflect the two-for-one split of our outstanding common units effective March 30, 2007. For periods prior to our IPO, equivalent units were calculated using the weighted average of pre-IPO common units and common special units adjusted by a conversion or exchange factor. The computation of diluted units outstanding for 2004 excludes incremental units related to warrants previously held by preferred unitholders and employee unit options because these equity securities had an anti-dilutive effect as a result of loss reported by us for the period.

(4)	Cash distributions for 2004 relate to the distributions paid to the pre-IPO unitholders prior to our IPO and are based on equivalent units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operation in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the historical consolidated financial statements included in Item 8 of this report. In addition, you should review ‘— Forward-Looking Statements” included in this Item 7 and “Risk Factors” included in Item 1A of this report for information regarding forward-looking statements made in this discussion and certain risks inherent in our business, as well as Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992, and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own and operate natural gas gathering and intrastate transmission pipeline assets, natural gas processing facilities, NGL pipelines and a crude oil pipeline. We operate in Oklahoma, Texas, Wyoming and Louisiana.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments, Oklahoma, Texas and Rocky Mountains.

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering and related compression, dehydration, treating and nitrogen rejection services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas. For the years ended December 31, 2008 and 2007, this segment generated approximately 53% and 56%, respectively, of our total segment gross margin, which is defined below under “— How We Evaluate Our Operations.”

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant, Sheridan NGL pipeline, Brenham NGL pipeline and, beginning in the second half of 2009, the Markham NGL pipeline. In addition, we are constructing a treating and processing plant in Montague County, Texas, and our Texas segment owns a processing plant located in southwest Louisiana. For the years ended December 31, 2008 and 2007, this segment generated approximately 56% and 58%, respectively, of our total segment gross margin.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The Rocky Mountains segment was established with our acquisition of Cantera in October 2007. For the years ended December 31, 2008 and 2007, this segment generated approximately 2% and 1%, respectively, of our total segment gross margin. The gross margin generated by this segment is derived from the services we provide to our Rocky Mountains producers and does not include results associated with our interests in Bighorn or Fort Union, which are reported as equity in earnings from unconsolidated affiliates.

Corporate and other relate to our risk management activities, intersegment eliminations, and other activities we perform or assets we hold that have not been allocated to any of our reporting segments. For the years ended December 31, 2008 and 2007, corporate and other generated approximately (11)% and (15)%, respectively, of our total segment gross margin. For a reconciliation of total segment gross margin, a non-GAAP financial measure, to its most directly comparable GAAP measure, please read Item 5, “Selected Financial Data.”

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below. Many of the factors affecting our business are beyond our control and are difficult to predict. Please read Item 1A, “Risk Factors” for a description of these factors and related risks.

Market and Industry Trends

Credit and Capital Market Disruptions.  Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations to provide liquidity to the financial sector, capital markets currently remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our previous offerings will be limited so long as capital markets remain constrained.

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

The following table and graph summarize the average daily prices on the primary indices we use to price natural gas and NGLs in Texas and Oklahoma.

Average Daily Prices for Natural Gas and NGLs(1)(2)

(1)

	Year Ended December 31,			Quarterly Data for 2008
	2006	2007	2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Oklahoma
Indices:
CenterPoint East ($/MMbtu)	$6.15	$6.07	$7.11	$7.20	$9.26	$8.41	$3.58
Conway ($/barrel)	$38.61	$45.93	$51.28	$56.33	$62.27	$59.42	$27.36
Service Throughput (MMBtu/d)	177,368	199,906	238,836	222,006	228,941	243,000	261,107
Segment Gross Margin	$95,614	$115,099	$136,378	$36,570	$47,852	$33,536	$18,420
Texas
Indices:
Houston Ship Channel ($/MMbtu)	$6.53	$6.58	$8.67	$7.73	$10.58	$9.98	$6.37
Mt. Belvieu ($/barrel)	$40.27	$47.58	$57.24	$61.01	$67.81	$67.54	$30.06
Service Throughput (MMBtu/d)	573,141	642,528	686,791	696,658	700,545	666,686	679,142
Segment Gross Margin	$91,121	$121,935	$142,723	$41,576	$40,499	$41,392	$19,256

(2)	Average prices indicated for Conway and Mt. Belvieu are based on our year-to-date average product production mix at the end of the period indicated. We operated the Houston Central plant in conditioning or ethane-rejection mode for 58 days in the fourth quarter, which resulted in a higher average daily price on Mt. Belvieu than we would have received for product mix extracted in full processing mode. The fourth quarter price assuming fully processed average product production mix would have averaged $29.58.

As the table and graph illustrate, commodity prices were particularly volatile in 2008 and declined sharply late in the year. We believe these adverse price changes are attributable primarily to disruptions in the credit markets and overall downturn in the economy that began in mid-2008 and intensified late in the year. Other factors included market disruptions associated with Hurricanes Gustav and Ike in the third quarter, and, as natural gas processors responded to lower NGL prices by operating in ethane-rejection or conditioning mode, oversupply of natural gas in the southeastern United States. In addition, the mid-continent region is experiencing oversupply of natural gas and lack of available storage, which we believe are due largely to development of natural gas from unconventional natural gas sources in surrounding regions that have not yet developed adequate takeaway capacity. The current recession has been characterized by sharp declines in demand for materials used in the housing and automotive industries, and ultimately for consumer goods overall. A prolonged economic recession would likely suppress global demand for natural gas and for NGL products such as ethane, a primary feedstock for petrochemical and manufacturing industries, and result in continued lower natural gas and NGL prices.

Commodity price fluctuations and access to capital influence natural gas producers as they schedule drilling projects. In an environment of lower natural gas prices, producers typically re-evaluate their drilling schedules and related capital expenditures and, depending on the severity and duration of the pricing trends, may suspend drilling to the degree it has become uneconomic. We believe that future natural gas prices will be influenced by takeaway capacity, the severity of winter and summer weather, and the overall economy.

The long term growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. Each of our operating segments is affected by the level of drilling in its operating area. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in drilling activity by some producers in each of our segments. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas volumes we gather and process.

For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Factors Affecting 2008 Operating Results and Financial Condition

High commodity prices prevailed for the majority of 2008, which moderated the effects on our operating results of the sharp decline in prices that occurred late in the year. However, our fourth quarter operating results do reflect the severity of the pricing environment we encountered during that period. Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. In the fourth quarter, we received $27.5 million in cash settlements from our hedge portfolio, which helped to offset the decline in operating revenues attributable to lower commodity prices. We also repurchased and retired an aggregate $49.6 million in principal amount of our outstanding senior notes below par, resulting in a gain of $15.3 million and reduced interest expense. This retirement of senior notes will reduce interest expense by $3.9 million per year that otherwise would have been payable over the senior note’s respective terms.

As noted above, some producers have begun to curtail their drilling activity in response to reduced commodity price expectations. The favorable pricing environment of recent years created significant incentives for producers, which is reflected in our volume increases throughout the year, including the fourth quarter. Sustained high commodity prices increasingly were reflected in higher drilling costs, and at the end of 2008, costs had not yet corrected to match the changed pricing environment. Some producers have chosen to delay drilling activity in anticipation of the reduced drilling costs likely to follow from lowered commodity price expectations. Once drilling costs reach a level sufficient to make drilling economic, we anticipate that producers will resume new drilling activity. If the current environment continues, we could experience declining volumes in combination with unfavorable commodity prices in the coming year. Our derivative instruments have helped to offset the effects of lower commodity prices, but they cannot offset the effects of lower volumes.

How We Evaluate Our Operations

We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (i) throughput volumes; (ii) segment gross margin and total segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA and adjusted EBITDA and (vi) distributable cash flow and total distributable cash flow. Segment gross margin, total segment gross margin, EBITDA, adjusted EBITDA, distributable cash flow and total distributable cash flow are non-GAAP financial measures. A reconciliation of each non-GAAP measure to its most directly comparable GAAP measure is provided below.

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and moving through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by the volume of natural gas delivered to the plant, the NGL content of the natural gas and the plant’s recovery capability. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs associated with our pipeline operations, these costs are frequently passed on to our producers.

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

In our Rocky Mountains segment, we evaluate producer services throughput, which we define as volumes we purchased for resale, volumes gathered using our firm capacity gathering agreements with Fort Union and volumes transported using our firm transportation agreements with WIC, or using additional capacity that we obtain on WIC. We also regularly assess the pipeline throughput of Bighorn and Fort Union.

Segment Gross Margin and Total Segment Gross Margin.  We define segment gross margin as an operating segment’s revenue minus cost of sales. Cost of sales includes the following: cost of natural gas and NGLs we purchase, cost of crude oil we purchase and costs for transportation of our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. Segment gross margin allows our senior management to compare volume and price performance of our segments and to more easily identify operational or other issues within a segment. With respect to our Oklahoma and Texas segments, our management analyzes segment gross margin per unit of service throughput. With respect to our Rocky Mountains segment, our management analyzes segment gross margin per unit of producer services throughput. Also, our management analyzes the cash distributions our Rocky Mountains segment receives from Bighorn and Fort Union.

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

To measure the overall financial impact of our company’s contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) the results of our risk management activities. The results of our risk management activities consist of (i) net cash settlements paid or received on expired commodity derivative instruments, (ii) amortization expense relating to the option component of our commodity derivative instruments and (iii) unrealized mark-to-market gain or loss on our commodity derivative instruments that have not been designated as cash flow hedges.

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

Operations and Maintenance Expenses.  The most significant portion of our operations and maintenance expenses consists of direct labor, insurance, repair and maintenance, utilities and contract services. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses is incurred through Copano Operations, an affiliate of our company controlled by John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. See Note 9 of the notes to the audited financial statements included in Item 8 of this report. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs. We monitor operations and maintenance expenses to assess the impact of such costs on the profitability of a particular asset or group of assets and to evaluate the efficiency of our operations.

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

EBITDA and Adjusted EBITDA.  We define EBITDA as net income (loss) plus interest and other financing costs, provision for income taxes and depreciation, amortization and impairment expense. Because a portion of our net income (loss) is attributable to equity in earnings (loss) from our equity investees (which include Bighorn, Fort Union, Webb Duval and Southern Dome), our management also calculates adjusted EBITDA to reflect the depreciation, amortization and impairment expense and interest and other financing costs embedded in the equity in earnings (loss) from unconsolidated affiliates. Specifically, our management determines adjusted EBITDA by adding to EBITDA (i) the amortization expense attributable to the difference between our carried investment in each unconsolidated affiliate and the underlying equity in its net assets, (ii) the portion of each unconsolidated affiliate’s depreciation and amortization expense which is proportional to our ownership interest in that unconsolidated affiliate and (iii) the portion of each unconsolidated affiliate’s interest and other financing costs which is proportional to our ownership interest in that unconsolidated affiliate.

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

EBITDA is also a financial measure that, with certain negotiated adjustments, is reported to our lenders and is used to compute financial covenants under our revolving credit facility. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of liquidity or financial performance presented in accordance with GAAP.

Distributable Cash Flow and Total Distributable Cash Flow.  We define distributable cash flow as net income plus: (i) depreciation, amortization and impairment expense (but not amortization expense relating to the option component of our risk management portfolio); (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) provision for deferred income taxes; (iv) the subtraction of maintenance capital expenditures, (v) the subtraction of equity in earnings from unconsolidated affiliates and (vi) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period, such as equity-based compensation, mark-to-market changes in derivative instruments, and our line fill contributions to third-party pipelines and gas imbalances. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Prior to the first quarter of 2008, we also included in distributable cash flow reimbursements by our pre-IPO investors of certain general and administrative expenses in excess of the “G&A Cap” defined in our limited liability company agreement. The G&A Cap expired at the end of 2007; therefore, we no longer include such reimbursements in distributable cash flow.

We define total distributable cash flow as distributable cash flow plus amortization expense of the option component of our risk management portfolio.

Distributable cash flow and total distributable cash flow are significant performance metrics used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using these metrics, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow and total distributable cash flow are also important non-GAAP financial measures for our unitholders because they serve as indicators of our success in providing a cash return on investment. Specifically, these financial measures indicate to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow and total distributable cash flow are also quantitative standards used throughout the investment community with respect to publicly traded partnerships and limited liability companies because the market value of such entities’ equity securities is significantly influenced by the amount of cash they can distribute to unitholders.

Neither distributable cash flow nor total distributable cash flow should be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Non-GAAP Financial Measures.  The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin (which consists of the sum of our individual segment gross margins and the results of our risk management activities, which are included in corporate and other) to the GAAP financial measure of operating income, (ii) EBITDA and adjusted EBITDA to the GAAP financial measures of net income and cash flows from operating activities and (iii) distributable cash flow and total distributable cash flow to the GAAP financial measure of net income, for each of the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$107,994	$91,386	$96,312
Add:
Operations and maintenance expenses	54,561	41,156	32,484
Depreciation, amortization and impairment	53,154	39,967	31,993
General and administrative expenses	45,571	34,638	26,535
Taxes other than income	3,019	2,637	2,061
Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)

Total segment gross margin	$257,410	$206,934	$188,088

Reconciliation of EBITDA and adjusted EBITDA to net income:
Net income	$58,213	$63,175	$65,114
Add:
Depreciation, amortization and impairment	53,154	39,967	31,993
Interest and other financing costs	64,978	29,351	32,904
Provision for income taxes	1,249	1,714	—

EBITDA	$177,594	$134,207	$130,011
Add:
Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	19,116	4,589	(14)
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	5,863	1,830	810
Copano’s share of interest and other financing costs incurred by our equity method investments	3,259	444	—

Adjusted EBITDA	$205,832	$141,070	$130,807

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$89,924	$128,218	$91,679
Add:
Cash paid for interest and other financing costs	60,510	27,685	28,442
Equity in earnings from unconsolidated affiliates	6,889	2,850	1,297
Distributions from unconsolidated affiliates	(22,460)	(3,706)	—
Risk management activities	27,037	5,201	22,585
Decrease (increase) in working capital and other	15,694	(26,041)	(13,992)

EBITDA	177,594	$134,207	$130,011
Add:
Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	19,116	4,589	(14)
Copano’s share of depreciation and amortization included in equity in earnings loss from unconsolidated affiliates	5,863	1,830	810
Copano’s share of interest and other financing costs incurred by our equity method investments	3,259	444	—

Adjusted EBITDA	$205,832	$141,070	$130,807

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reconciliation of net income to distributable cash flow:
Net income	$58,213	$63,175	$65,114
Add: Depreciation, amortization and impairment	53,154	39,967	31,993
Amortization of debt issue costs	4,467	1,666	4,462
Equity-based compensation	7,789	3,223	1,910
G&A reimbursement from pre-IPO unitholders	—	12,414	4,880
Distributions from unconsolidated affiliates	25,830	8,710	—
Unrealized losses/(gains) associated with line fill contributions and gas imbalances(1)	592	(12)	—
Unrealized losses on derivatives	12,751	10,248	183
Deferred taxes and other	1,927	1,096	177
Less: Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)
Maintenance capital expenditures	(11,769)	(9,062)	(8,984)

Distributable cash flow(1)	$146,065	$128,575	$98,438
Add: Amortization of commodity derivative options	32,842	21,045	10,357

Total distributable cash flow(1)	$178,907	$149,620	$108,795

(1)	Beginning with the third quarter of 2008, unrealized non-cash losses (gains) associated with line fill contributions and gas imbalances have been added back in the determination of distributable cash flow. Prior periods have been adjusted to reflect this change.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Economic Models and Standardized Processing Margin.  We use our economic models to determine (i) whether we should reduce the ethane extracted from certain natural gas processed by some of our processing plants and (ii) whether we should process or condition natural gas at our Houston Central plant.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin at our Houston Central plant. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.4336, $0.4578 and $0.2808 per gallon during the years ended December 31, 2008, 2007 and 2006, respectively. The average standardized processing margin for the period from January 1, 1989 through December 31, 2008 is $0.1357 per gallon.

Flow and Transaction Monitoring Systems.  We use automated systems that track commercial activity on each of our Texas segment pipelines and monitor the flow of natural gas on all of our pipelines. In our Texas segment, we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we use automated Supervisory Control and Data Acquisition (“SCADA”) systems, which assist management in monitoring and operating our Texas segment. These SCADA systems allow us to monitor our assets at remote locations and respond to changes in pipeline operating conditions. For our Oklahoma segment, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. Commencing the second quarter of 2009, we anticipate SCADA systems to be installed on our Osage system. Bighorn, which our Rocky Mountains segment operates, also uses a SCADA system.

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

Our Contracts

We seek to execute contracts with producers and shippers that allow us to maintain positive gross margin even in adverse natural gas and NGL pricing environments. We enter into a variety of contractual arrangements, including fee-based, percentage-of-proceeds, percentage-of-index and keep-whole with fee arrangements. Actual contract terms vary based upon a variety of factors, including gas quality, pressures of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, gas quality, downstream transporter gas quality specifications, our expansion in regions where some types of contracts are more common and other market factors.

Our most common contractual arrangements for gathering, transporting, processing and conditioning natural gas are summarized below. In our Oklahoma and Texas segments, we often provide services under contracts that reflect a combination of these contract types, while substantially all of our Rocky Mountains segment’s contracts reflect fixed-fee arrangements. Fort Union’s and Bighorn’s contractual arrangements are entirely fixed-fee.

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

Keep-Whole with Fee Arrangements.  Under keep-whole with fee arrangements, we receive natural gas from producers and third-party transporters, either process or condition the natural gas at our election, sell the resulting NGLs to third parties at market prices for our account and redeliver the residue gas to the producer or third-party transporter. We determine whether to process or condition the natural gas based upon the relationship between natural gas and NGL prices. Because the extraction of NGLs from the natural gas during processing or conditioning reduces the Btus of the natural gas, we also must purchase natural gas at market prices for return to producers or third-party transporters to keep them whole. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increase relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs. In the latter case, we are generally able to reduce our commodity price exposure by conditioning rather than processing the natural gas. Under our keep-whole with fee arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. It is generally not our policy to enter into new keep-whole contracts without fee arrangements or pricing provisions that provide positive gross margins during conditioning periods. For a discussion of our processing and conditioning capabilities, please read Item 1, “Business — Our Operations — Texas” of this report.

Our Contracts with Kinder Morgan Texas Pipeline.  We use KMTP as a transporter because our Houston Central plant straddles its 30-inch-diameter Laredo-to-Katy pipeline, which allows us to move natural gas from our pipeline systems in South Texas and near the Texas Gulf Coast to our Houston Central plant and downstream markets. KMTP’s pipeline also delivers to the Houston Central plant natural gas for its own account, which we refer to as “KMTP Gas.” Under agreements with KMTP and with other producers or transporters whose gas KMTP has delivered to us, we process or condition the gas and sell the NGLs to third parties at market prices. Under our processing agreement with KMTP, after processing or conditioning KMTP Gas, we make up for the reduction in Btus resulting from extracting NGLs from the natural gas stream using natural gas that we purchase from producers at market prices. Our processing agreement with KMTP also provides that we make a processing payment to KMTP during periods of favorable processing margins, which allows KMTP to share in the profitability of processing gas. During periods of unfavorable processing margins, KMTP instead pays us the lesser of (i) the difference between the processing margin and a specified threshold or (ii) a fixed fee per Mcf of KMTP Gas.

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

For the year ended December 31, 2008, approximately 77% of the natural gas volumes processed or conditioned at our Houston Central plant were delivered to the plant through the KMTP Laredo-to-Katy pipeline, while the remaining 23% were delivered directly to the plant from our Houston Central gathering systems. Of the volumes delivered from the KMTP Laredo-to-Katy pipeline, approximately 33% were from our gathering systems, while 67% were “KMTP Gas.” Of the total NGLs extracted at the plant during this period, 31% originated from KMTP Gas, and 69% from our South Texas gathering systems, including our Houston Central gathering systems.

Our Long-Term Growth Strategy

As part of our long-term growth strategy, we continue to review complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas, Oklahoma and the Rocky Mountains region, to the extent they offer highly visible cash flows and present growth opportunities similar to those we are pursuing in our existing areas of operations. To consummate larger acquisitions, we will require access to additional capital on competitive terms. Generally, we believe that our cost of equity capital relative to master limited partnerships (“MLPs”), of similar size will be favorable because, unlike many of our competitors that are MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. If possible under then-existing market conditions, we intend to finance future large acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, please read “— Liquidity and Capital Resources.”

Acquisition Analysis.  In analyzing a particular acquisition, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets, strategic fit of the assets in relation to our business strategy, expertise and personnel required to manage the assets, capital required to integrate and maintain the assets, and the competitive environment of the area where the assets are located. From a financial perspective, we analyze the rate of return the assets will generate in comparison to our cost of capital under various commodity price scenarios, comparative market parameters and the anticipated earnings and cash flow capabilities of the assets.

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

Items Impacting Comparability of Our Financial Results

Our Acquisitions

Since our inception in 1992, we have grown through a combination of numerous acquisitions, including the acquisition of our Oklahoma and Rocky Mountains segments, as well as significant expansion and enhancement projects related to our assets. Our historical acquisitions were completed at different dates and with a number of sellers and were accounted for using the purchase method of accounting. Under the purchase method of accounting, results of operations from such acquisitions are recorded in the financial statements only from the date of acquisition. As a result, our historical results of operations for the periods presented may not be comparable, as they reflect the results of operations of a business that has grown significantly due to acquisitions. For example, the years ended December 31, 2006 and 2007 are not comparable to the year ended December 31, 2008 because of our acquisitions of Cimmarron in May 2007 and Cantera in October 2007.

Our Results of Operation

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Total segment gross margin(1)	$257,410	$206,934	$188,088
Operations and maintenance expenses	54,561	41,156	32,484
Depreciation, amortization and impairment	53,154	39,967	31,993
General and administrative expenses	45,571	34,638	26,535
Taxes other than income	3,019	2,637	2,061
Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)

Operating income	107,994	91,386	96,312
Gain on retirement of unsecured debt	15,272	—	—
Interest and other financing costs, net	(63,804)	(26,497)	(31,198)
Provision for income taxes	(1,249)	(1,714)	—

Net income	$58,213	$63,175	$65,114

Total segment gross margin:
Oklahoma	$136,378	$115,099	$95,614
Texas	142,723	121,935	91,121
Rocky Mountains	5,877	1,145	—

Segment gross margin	284,978	238,179	186,735
Corporate and other(2)	(27,568)	(31,245)	1,353

Total segment gross margin(1)	$257,410	$206,934	$188,088

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$1.56	$1.58	$1.48
Texas:
Service throughput ($/MMBtu)	$0.57	$0.52	$0.44
Rocky Mountains:
Producer service throughput ($/MMBtu)(4)	$0.06	$0.06	—
Volumes:
Oklahoma:(3)(5)
Service throughput (MMBtu/d)	238,836	199,906	177,368
Plant inlet volumes (MMBtu/d)	156,057	144,050	125,364
NGLs produced (Bbls/d)	15,126	13,771	11,811
Crude oil service volume (Bbls/d)	4,802	2,417	—
Texas:(6)(7)
Service throughput (MMBtu/d)	686,791	642,528	573,141
Pipeline throughput (MMBtu/d)	314,252	296,288	254,886
Plant inlet volumes (MMBtu/d)	610,249	567,073	522,465
NGLs produced (Bbls/d)	16,150	18,275	14,740
Rocky Mountains:
Producer service throughput (MMBtu/d)(4)	220,792	224,525	—
Maintenance capital expenditures	$11,769	$9,062	$8,984
Expansion capital expenditures	169,056	884,290	53,298

Total capital expenditures	$180,825	$893,352	$62,282

Operations and maintenance expenses:
Oklahoma	$24,611	$20,711	$17,185
Texas	29,950	20,437	15,299
Rocky Mountains	—	8	—

Total operations and maintenance expenses	$54,561	$41,156	$32,484

(1)	Total segment gross margin is a non-GAAP financial measure. The following is a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$107,994	$91,386	$96,312
Operations and maintenance expenses	54,561	41,156	32,484
Depreciation, amortization and impairment	53,154	39,967	31,993
General and administrative expenses	45,571	34,638	26,535
Taxes other than income	3,019	2,637	2,061
Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)

Total segment gross margin	$257,410	$206,934	$188,088

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the year ended December 31, 2008, plant inlet volumes for Southern Dome averaged 9,923 MMBtu/d and NGLs produced averaged 364 Bbls/d. For the year ended December 31, 2007, plant inlet volumes for Southern Dome averaged 6,061 MMBtu/d and NGLs produced averaged 244 Bbls/d. For the year ended December 31, 2006, plant inlet volumes for Southern Dome averaged 2,353 MMBtu/d and NGLs produced averaged 88 Bbls/d.

(4)	Producer services throughput consists of volumes we purchased for resale, volumes gathered under our firm capacity gathering agreements with Fort Union and volumes transported using our firm capacity agreements with WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes transported by Bighorn and Fort Union were 214,791 MMBtu/d and 731,134 MMBtu/d, respectively, for the year ended December 31, 2008. Volumes transported by Bighorn and Fort Union were 211,510 MMBtu/d and 576,700 MMBtu/d, respectively, for the period from October 1, 2007 through December 31, 2007.

(5)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including our owned plants and plants owned by third parties. For the year ended December 31, 2008, Plant inlet volumes averaged 114,142 MMBtu/d and NGLs produced averaged 11,570 Bbls/d for plants owned by the Oklahoma segment. For the year ended December 31, 2007, Plant inlet volumes averaged 93,173 MMBtu/d and NGLs produced averaged 9,349 Bbls/d for plants owned by the Oklahoma segment. For the year ended December 31, 2006, Plant inlet volumes averaged 82,045 MMBtu/d and NGLs produced averaged 7,989 Bbls/d for plants owned by the Oklahoma segment.

(6)	Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 91,342 MMBtu/d, 93,887 MMBtu/d and 117,303 MMBtu/d for the years ended December 31, 2008, 2007 and 2006 respectively.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 596,535 MMBtu/d and NGLs produced averaged 14,715 barrels per day for the year ended December 31, 2008 for plants owned by the Texas segment. Plant inlet volumes averaged 552,690 MMBtu/d and NGLs produced averaged 16,317 barrels per day for the year ended December 31, 2007 for plants owned by the Texas segment. Plant inlet volumes averaged 522,465 MMBtu/d and NGLs produced averaged 14,740 barrels per day for the year ended December 31, 2006 for plants owned by the Texas segment.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net income for the year decreased by 8% to $58.2 million, or $1.01 per unit on a diluted basis, compared to net income of $63.2 million, or $1.36 per unit on a diluted basis, for the year ended December 31, 2007. The major drivers of our net income for 2008 compared to 2007 included:

•	an increase in total segment gross margin of $50.5 million, primarily as a result of a $46.8 million increase in operating segment gross margin reflecting higher average commodity prices year over year and increased service throughput, and a $3.7 million improved contribution from our commodity risk management activities;

•	an increase in operations, maintenance and depreciation expenses of $33.4 million, primarily related to expanded operations in north Texas, full year activities of the Rocky Mountains segment, increases in labor, compression, chemicals, utility and repair and maintenance expenses and the effects of Hurricane Ike;

•	an increase in equity in earnings of our unconsolidated affiliates of $4.7 million, primarily related to the Rocky Mountains acquisition;

•	the gain of $15.3 million related to the repurchase and retirement of the senior unsecured notes previously discussed;

•	non-cash charges totaling $15.8 million related to (a) $10.0 million of mark-to-market losses on Copano’s undesignated interest rate swaps, (b) $3.5 million of goodwill impairment related to the Rocky Mountains acquisition and additional amortization of the basis differential on our investment in Bighorn, (c) a $1.3 million write-off of certain accounts receivable balances and (d) a $1.0 million write-off of debt issuance costs related to the repurchase and retirement of our senior unsecured notes;

•	an increase in interest expense of $24.6 million as a result of increased average outstanding borrowings from 2007 to 2008 ($721 million in 2008 compared to $376 million in 2007); and

•	a decrease in interest income of $1.7 million.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $136.4 million for the year ended December 31, 2008 compared to $115.1 million for the year ended December 31, 2007, an increase of $21.3 million, or 19%. The increase in segment gross margin resulted primarily from increases in NGLs produced, plant inlet volumes and service throughput of 10%, 8% and 19%, respectively, and higher average natural gas and NGL prices. NGLs produced at the Paden plant increased 30% during 2008 as compared to 2007. Year over year increases in natural gas and NGLs prices of 17% and 12%, respectively, also contributed to the increase in segment gross margin. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Texas Segment Gross Margin.  Texas segment gross margin was $142.7 million for the year ended December 31, 2008 compared to $121.9 million for year ended December 31, 2007, an increase of $20.8 million, or 17%. The increase in segment gross margin was primarily attributable to higher service throughput, which increased 7% primarily reflecting expanded operations in north Texas. Texas segment gross margin per unit of service throughput increased $0.05 per MMBtu to $0.57 per MMBtu in 2008, compared to 2007. The increase in segment gross margin per unit of service throughput was attributable to processing natural gas high in NGL content. Average NGL prices increased 20% over 2007. This increase was partially offset by higher natural gas prices in 2008, which increased 32% compared to 2007. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains gross margin was $5.9 million for the year ended December 31, 2008 compared to $1.1 million for the period from our acquisition of the Rocky Mountains segment in October 2007 through December 31, 2007. This represents an increase of $4.8 million primarily due to 2008 representing a full year of activity compared to the three months after the acquisition in 2007.

Corporate and Other.  Corporate and other includes our commodity risk management losses of $27.6 million for the year ended December 31, 2008 compared to losses of $31.2 million for the year ended

December 31, 2007. The loss for 2008 includes $32.8 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $2.8 million of unrealized mark-to-market losses on our commodity derivative instruments, offset by $8.0 million of net cash settlements received on expired commodity derivative instruments. The loss for 2007 consists of $21.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $10.1 million of unrealized mark-to-market losses on our commodity derivative instruments and $0.1 million of net cash settlements paid on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $54.6 million for the year ended December 31, 2008 compared to $41.2 million for the year ended December 31, 2007. The 33% increase is primarily attributable to (i) increases in labor, compression, insurance, materials and supplies and repair expenses totaling $1.5 million, generally associated with Oklahoma assets we acquired as part of Cimmarron in May 2007, and (ii) increases in labor, chemicals, utilities, lease rentals and repair and maintenance expenses totaling $11.9 million, generally associated with our expansion of north Texas assets we acquired as part of Cimmarron in May 2007.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment totaled $53.2 million for the year ended December 31, 2008 compared with $40.0 million for the year ended December 31, 2007, an increase 33%. This increase relates primarily to additional depreciation, amortization and impairment associated with our 2007 acquisitions and related capital expenditures we made in 2008, and a $2.8 million impairment of goodwill related to the Rocky Mountains acquisition.

General and Administrative Expenses.  General and administrative expenses totaled $45.6 million for the year ended December 31, 2008 compared with $34.6 million for the year ended December 31, 2007. The 32% increase consists primarily of (i) $3.5 million for additional personnel, consultants, insurance and compensation, (ii) additional expenses incurred by our Oklahoma segment of $1.6 million, primarily due to costs associated with Cimmarron assets, (iii) additional expenses incurred by our Texas segment of $0.9 million primarily due to costs associated with the north Texas assets, (iv) legal and accounting fees of $0.9 million, (v) non-cash compensation expense of $2.1 million related to amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors, (vi) $1.7 million of costs associated with the Rocky Mountains segment acquired in October 2007, (vii) a $1.3 million bad debt expense due to customer nonpayment and (viii) costs of preparing and processing tax K-1s to unitholders of $0.3 million, offset by (i) a decrease of $1.0 million in expenses associated with acquisition initiatives that were not consummated, and (ii) increases in management fee reimbursements from our equity investments of $0.3 million.

Interest and Other Financing Costs.  Interest and other financing costs totaled $65.0 million for the year ended December 31, 2008 compared with $29.4 million for the year ended December 31, 2007, an increase of $35.6 million, or 121%. Interest expense related to our revolving credit facility totaled $8.0 million (including net settlements under our interest rate swaps of $1.8 million and net of $3.5 million of capitalized interest) and $8.1 million (including $0.4 million of net settlements under our interest rate swaps and net of $0.9 million of capitalized interest) for 2008 and 2007, respectively. Interest and other financing costs for 2008 and 2007 includes unrealized mark-to-market losses of $10.0 million and $0.1 million, respectively, on undesignated interest rate swaps. Interest on our senior unsecured notes increased to $42.5 million for 2008 from $19.5 million for 2007 because we issued an additional $125 million of senior unsecured notes due 2016 on November 19, 2007 and $300 million of senior unsecured notes due 2018 on May 16, 2008. Amortization of debt issue costs totaled $4.5 million and $1.7 million for 2008 and 2007, respectively. Average borrowings under our credit arrangements for 2008 and 2007 were $720.7 million and $376.5 million with average interest rates of 7.9% and 7.9%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Gain on Unsecured Debt Retirement.  During the fourth quarter of 2008, we repurchased and retired a face amount of $32.3 million principal of our 7.75% senior unsecured notes due 2018 and $17.3 million principal of our 8.125% senior unsecured notes due 2016 using available cash and our revolving credit facility. As a result of repurchasing the notes below par value, we recognized a gain of $15.3 million 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net income for the year ended December 31, 2007 decreased by 3% to $63.2 million, or $1.36 per unit on a diluted basis, compared to net income of $65.1 million, or $1.75 per unit on a diluted basis, for the year ended December 31, 2006 The major drivers of this decrease were costs associated with assets we acquired in May and October 2007, specifically (i) increased operating costs, (ii) higher general and administrative costs due to increased labor and additional office space, and (iii) higher depreciation, amortization and impairment expense. Increased costs were offset by increased segment gross margin due primarily to increased volumes and higher NGL prices in Texas and Oklahoma.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $115.1 million for the year ended December 31, 2007 compared to $95.6 million for the year ended December 31, 2006, an increase of $19.5 million, or 20%. The increase in segment gross margin resulted primarily from increases in NGLs produced, plant inlet volumes and service throughput of 17%, 15% and 13%, respectively, and higher average NGL prices of 19%. The Cimmarron assets included in the Oklahoma segment accounted for 8% of the increase in NGLs produced, 12% of the increase in plant inlet volumes and 11% of the increased service throughput for this segment. NGLs produced at the Paden plant increased 22% during 2007 as compared to 2006. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Texas Segment Gross Margin.  Texas segment gross margin was $121.9 million for the year ended December 31, 2007 compared to $91.1 million for year ended December 31, 2006, an increase of $30.8 million, or 34%. The increase was primarily attributable to a 12% increase in service throughput and improvements of $26.5 million attributable to increased NGL margins and output at our Houston Central plant. Year over year increases in NGLs prices of 18% contributed to the $0.08 per MMBtu increase in segment gross margin per unit in 2007. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Rocky Mountains Segment Gross Margin.  From our acquisition of the Rocky Mountains segment in October 2007 through December 31, 2007, the segment gross margin totaled $1.1 million. During this period, producer services throughput averaged 224,525 MMBtu/d with an average margin of $0.055 per MMBtu.

Corporate and Other.  Corporate and other includes our commodity risk management losses of $31.2 million for the year ended December 31, 2007 compared to a gain of $1.4 million for the year ended December 31, 2006. The loss for 2007 includes $21.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $10.1 million of unrealized mark-to-market losses on our commodity derivative instruments and $0.1 million of net cash settlements paid on expired commodity derivative instruments. The gain for the year ended December 31, 2006 included $12.1 million of net cash settlements received on expired commodity derivative instruments, offset by $10.4 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $0.3 million of unrealized mark-to-market losses on commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $41.2 million for the year ended December 31, 2007 compared to $32.5 million for the year ended December 31, 2006. The 27% is primarily attributable to (i) increases in labor, compression, insurance, materials and supplies and repair expenses totaling $3.5 million, generally associated with Oklahoma assets we acquired as part of Cimmarron in May 2007 and (ii) increases in labor, chemicals, utilities, lease rentals and repair and maintenance expenses totaling $5.2 million, generally associated with our north Texas assets acquired as part of Cimmarron in May 2007.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment totaled $40.0 million for the year ended December 31, 2007 compared with $32.0 million for the year ended December 31, 2006, an increase of 25%. This increase relates primarily to additional depreciation and amortization associated with our 2007 acquisitions and capital expenditures we made in 2007.

General and Administrative Expenses.  General and administrative expenses totaled $34.6 million for the year ended December 31, 2007 compared with $26.5 million for the year ended December 31, 2006. The 30% increase consists primarily of (i) $4.5 million for additional personnel, consultants and office space and compensation adjustments, (ii) additional expenses incurred by our Oklahoma segment of $1.6 million primarily due to costs associated with Cimmarron assets acquired in May 2007, (iii) legal and accounting fees of $1.1 million, (iv) non-cash compensation expense of $0.7 million related to the amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors, (v) $0.6 million of costs associated with the Rocky Mountains segment acquired in October 2007 and (vi) costs of preparing and processing tax K-1s to unitholders of $0.4 million offset by (vii) a decrease of $0.8 million in expenses associated with acquisition initiatives that were not consummated.

Interest and Other Financing Costs.  Interest and other financing costs totaled $29.4 million for the year ended December 31, 2007 compared with $32.9 million for the year ended December 31, 2006, a decrease of $3.5 million, or 11%. Interest expense related to our revolving credit facility totaled $8.2 million (net of $1.2 million of capitalized interest and settlements under our interest rate swaps) and $8.8 million (net of $1.0 million of capitalized interest and settlements under our interest rate swaps) for 2007 and 2006, respectively. Interest on our senior unsecured notes totaled $19.5 million and $16.5 million for 2007 and 2006, respectively. Interest on our unsecured term loan and our term loan facility totaled $3.1 million for 2006. Amortization of debt issue costs totaled $1.7 million and $4.5 million for 2007 and 2006, respectively. Amortization of debt issue costs for 2006 included a one-time charge of $1.7 million related to the reduction of the commitment under our revolving credit facility from $350 million to $200 million. Average borrowings under our credit arrangements were $376.5 million and $373.2 million with average interest rates of 7.9% and 8.3% for 2007 and 2006, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness” for a detailed discussion of our revolving credit facility and our senior unsecured notes.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated as reported in the historical consolidated statements of cash flows found in Item 8 of this report.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$89,924	$128,218	$91,679
Net cash used in investing activities	(198,855)	(727,052)	(70,291)
Net cash provided by (used in) financing activities	99,950	632,015	(7,201)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $89.9 million for the year ended December 31, 2008 compared to $128.2 million for the year ended December 31, 2007. The decrease in cash provided by operating activities of $38.3 million was attributable to the following changes:

•	cash distributions received from our unconsolidated affiliates (Bighorn, Fort Union, Webb Duval and Southern Dome) were $18.8 million higher in 2008 compared to 2007; offset by:

•	operating income (adjusted for the timing of related cash receipts and disbursements) was $10.5 million lower in 2008 compared with 2007;

•	risk management activities used $21.8 million more of cash flow in 2008 as compared to 2007 as a result of expanding our commodity derivative portfolio in 2008; and

•	interest payments under our credit arrangements in 2008 were $24.8 million higher compared to 2007.

Net cash provided by operating activities was $128.2 million for the year ended December 31, 2007 compared to $91.7 million for the year ended December 31, 2006. The increase in cash provided by operating activities of $36.5 million was attributable to the following:

•	cash distributions from our unconsolidated affiliates (Webb Duval and Southern Dome)were $3.7 million higher in 2007 compared to 2006;

•	operating income (adjusted for the timing of related cash receipts and disbursements, including our risk management activities) was $13.0 million higher in 2007 compared to 2006;

•	risk management activities contributed $17.4 million more of cash flow in 2007 as compared to 2006 as a result of the expiration of a portion of our commodity derivative portfolio in 2007; and

•	interest payments under our credit arrangements in 2007 were $2.4 million lower compared to 2006.

Investing Cash Flows.  Net cash used in investing activities was $198.9 million for the year ended December 31, 2008. Investing activities for 2008 included (i) $174.5 million of capital expenditures related to the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of a new processing plant in north Texas, bolt-on pipeline acquisitions and constructing well interconnects to attach volumes in new areas, (ii) $26.8 million of investment in Bighorn and Fort Union and (iii) escrow cash and other investing activities of $1.0 million, offset by $3.4 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings.

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

Net cash used in investing activities was $70.3 million for the year ended December 31, 2006. Investing activities for 2006 include costs primarily related to (i) $59.9 million of capital expenditures for several bolt-on pipeline acquisitions, costs related to the construction of an 11-mile pipeline to our Houston Central system, progress payments for the purchase of compressor units, the installation of an additional amine treater and a modification of an existing amine treater at our Houston Central plant, the addition and installation of a refrigeration unit and condensate stabilizer at the Paden plant in Oklahoma, the construction of an 8-mile pipeline between two compressor stations in our Oklahoma area and the acquisition of rights-of-way and (ii) $10.4 million investment in Southern Dome, our unconsolidated affiliate, for the construction of a processing plant and residue pipelines that began operations in April 2006.

Financing Cash Flows.  Net cash provided by financing activities totaled $100.0 million during the year ended December 31, 2008 and included (i) borrowings under our revolving credit facility of $279.0 million, (ii) issuance of our senior unsecured notes due 2018 of $300.0 million, (iii) capital contributions of $4.1 million from our pre-IPO Investors to fulfill their G&A expense reimbursement obligations and (iv) proceeds from the exercise of unit options of $1.1 million, offset by (a) repayments under our debt arrangements of $373.3 million, including the retirement of a total $34.3 million of our senior unsecured notes due 2016 and 2018 (b) distributions to our unitholders of $104.2 million and (c) deferred financing costs of $6.7 million.

Net cash provided by financing activities totaled $632.0 million during the year ended December 31, 2007 and included (i) borrowings under our revolving credit facility of $538.0 million, (ii) issuance of additional senior unsecured notes due 2016 of $125.8 million, (iii) proceeds from our private placements of common units of $157.1 million and Class E units of $177.9 million in October 2007 in connection with the Cantera acquisition, (iv) capital contributions of $10.0 million from our pre-IPO Investors to fulfill their G&A expense reimbursement obligations and (v) proceeds from the exercise of unit options of $1.8 million, offset by (a) repayments under our debt arrangements of $289.5 million, (b) distributions to our unitholders of $73.6 million, (c) deferred financing costs of $10.7 million and (d) equity offering costs of $4.8 million related to our private placements of equity during 2007.

Net cash used in financing activities totaled $7.2 million during the year ended December 31, 2006 and included (i) net proceeds from our follow-on public offering of common units in December 2006 of $161.8 million,

(ii) net proceeds from our private placement of common units of $24.4 million in January 2006, (iii) capital contributions of $4.6 million from our pre-IPO investors and (iv) proceeds from the exercise of unit options of $0.4 million, offset by (a) net repayments under our debt arrangements of $144.9 million, (b) distributions to our unitholders of $47.0 million and (c) deferred financing costs of $7.0 million.

Liquidity and Capital Resources

Sources of Liquidity.  Cash generated from operations, borrowings under our revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations, revenue-generating expenditures, interest payments on our revolving credit facility and senior unsecured notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our revolving credit facility and issuance of additional equity and debt securities, as appropriate and subject to market conditions.

Effects of Economic Changes in 2008.  Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the credit and capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, markets currently remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our recent offerings will be limited, so long as capital markets remain constrained.

Commodity prices at the end of 2008, together with the constrained capital and credit markets and overall economic downturn, led to a decline in drilling activity, which could have a negative effect on the volumes of natural gas we gather and process. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

Outlook.  We believe that cash from operations and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and in the financial markets and other financial, business factors, many of which are beyond our control.

Capital Expenditures.  The natural gas gathering, transmission, and processing businesses are capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	maintenance capital expenditures, which are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•	expansion capital expenditures, which are capital expenditures made to expand or increase the efficiency of the existing operating capacity of our assets. Expansion capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition. Expenditures that reduce our operating costs will be considered expansion capital expenditures only if the reduction in operating expenses exceeds cost reductions typically resulting from routine maintenance.

During the year ended December 31, 2008, our capital expenditures totaled $180.8 million, consisting of $11.8 million of maintenance capital and $169.0 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our revolving credit facility. Expansion capital expenditures were related to the acquisition and construction of small pipeline systems, construction of our Saint Jo processing plant in north Texas, purchasing compressors and constructing well interconnects to attach volumes in new areas. Of the total expansion capital for the year ended December 31, 2008, $67.8 million related to construction of the Saint Jo plant and related downstream residue natural gas and NGL pipelines. We estimate that our remaining costs for the north Texas expansion will total approximately $11.6 million and that the project will be completed during the first half of 2009. Based on our current scope of operations, we anticipate incurring approximately $10.0 million to $12.0 million of maintenance capital expenditures over the next 12 months.

Subject to FERC approval of the acquisition, we anticipate that we will incur approximately $110 million in combined acquisition and integration costs to acquire the McMullen Lateral pipeline. We anticipate making these capital expenditures primarily in 2009 and 2010 and expect to finance these expenditures with cash from operations and borrowings under our revolving credit facility.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$31,466	$125,863

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan (“LTIP”). Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of February 2, 2009, we had 169,709 outstanding restricted units and 587,410 outstanding phantom units.

Contractual Cash Obligations.  A summary of our contractual cash obligations as of December 31, 2008, is as follows:

	Payment Due by Period
	Total				More than 5
Type of Obligation	Obligation	Within 1 Year	2-3 Years	4-5 Years	years
	(In thousands)

Long-term debt	$820,415	$—	$—	$220,000	$600,415
Interest(1)	413,591	54,204	108,704	100,669	150,014
Gathering and transportation firm commitments	140,474	21,223	30,193	33,664	55,394
Operating leases	10,516	4,796	3,519	1,360	841
Capital expenditures(2)	11,607	11,607	—	—	—

Total contractual cash obligations(1)	$1,396,603	$91,830	$142,416	$355,693	$806,664

(1)	These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2008, the fair value of our interest rate swap contracts, which expire between July 2010 and October 2012, totaled $11.1 million.

(2)	These amounts include the required capital expenditures we have committed to for the completion of the Saint Jo processing plant and other capital projects.

In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of December 31, 2008, we had fixed contractual commitments to purchase 799,185 MMBtu of natural gas in January 2009. All of these contracts were based on index-related prices. Using these index-related prices at December 31, 2008, we had total commitments to purchase $4.1 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. As the contracts are denominated in the quantity of the gas purchased the value of the obligation will float with the related commodity index. During December 2008, we purchased 10,154,041 MMBtu of natural gas under such contracts.

For a discussion of our real property leases, please read Item 1, “Business — Office Facilities.”

Our Indebtedness

As of December 31, 2008 and 2007, our aggregate outstanding indebtedness totaled $820.4 million and $630.0 million, respectively, and we are in compliance with our debt covenants.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of Ba3 with a stable outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-2. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a positive outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of December 31, 2008, we had $220.0 million of outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent. Our revolving credit facility matures on October 18, 2012. Our revolving credit facility includes 30 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of December 31, 2008 and 2007, we had no letters of credit outstanding. While we have not experienced and do not anticipate any difficulties in obtaining funding from any of our lenders, the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

Our revolving credit facility obligations are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests acquired with the Cimmarron acquisition), all of which are guarantors under the revolving credit facility. Our less than wholly owned subsidiaries have not pledged their assets as security or guaranteed our obligations under the revolving credit facility.

Annual interest under the revolving credit facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50%, or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. The effective average interest rate on borrowings under the revolving credit facility for the years ended December 31, 2008, 2007 and 2006 was 6.5%, 6.9% and 7.4%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, respectively, was 0.25%, 0.20% and 0.25%. Interest and other financing costs related to the revolving credit facility totaled $11.8 million, $10.2 million and $12.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The revolving credit facility contains various covenants (including certain subjective representations and warranties) that, subject to exceptions, limit our and subsidiary guarantors’ ability to grant liens; make loans and investments; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the revolving credit facility limits our and our subsidiary guarantors’ ability to incur additional indebtedness, subject to exceptions, including (i) purchase money indebtedness and indebtedness related to capital or synthetic leases, (ii) unsecured indebtedness qualifying as subordinated debt and (iii) certain privately placed or public term unsecured indebtedness.

The revolving credit facility also contains financial covenants, which, among other things, require us and our subsidiary guarantors, on a consolidated basis, to maintain:

•	a minimum EBITDA to interest expense ratio (using four quarters’ EBITDA as defined under the revolving credit facility) of 2.5 to 1.0; and

•	a maximum total debt to EBITDA ratio of 5.0 to 1.0 (with no future reductions) with the option to increase the total debt to EBITDA ratio to not more than 5.5 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $50 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

At December 31, 2008, our ratio of total debt to EBITDA was 3.32x, and our ratio of EBITDA to interest expense was 3.68x. Based on our ratio of total debt to EBITDA, our borrowing capacity under the revolving credit facility at December 31, 2008 was approximately $330.0 million.

Our revolving credit facility also contains customary events of default, including the following:

•	failure to pay any principal when due, or, within specified grace periods, any interest, fees or other amounts;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject to grace periods in some cases;

•	default on the payment of any other indebtedness in excess of $5 million, or in the performance of any obligation or condition with respect to such indebtedness, beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	our inability to demonstrate compliance with financial covenants within a specified period after Bighorn or Fort Union is prohibited from making a distribution to its members;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $5 million upon which enforcement proceedings are brought or are not stayed pending appeal; and

•	a change of control (as defined in the revolving credit facility).

If an event of default exists under the revolving credit facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the revolving credit facility.

Senior Notes.  At December 31, 2008, we had $332.7 million in principal amount of our 8.125% senior unsecured notes due 2016 (“2016 Notes”) outstanding, and $267.8 million in principal amount of our 7.75% senior unsecured notes due 2018 (“2018 Notes”) outstanding. We refer to the 2016 Notes and the 2018 Notes collectively as the “Senior Notes.”

Interest and other financing costs relating to the 2016 Notes totaled $29.5 million, $20.2 million and $17.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Interest and other financing costs relating to the 2018 Notes, which we issued in May 2008, totaled $15.4 million for the year ended December 31, 2008. Interest on the 2018 Notes is payable each June 1 and December 1.

The Senior Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the Senior Notes). The subsidiary guarantees rank equally in right of payment with all of our guarantor subsidiaries’ existing and future senior indebtedness, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all of our guarantor subsidiaries’ existing and future secured indebtedness (including under our revolving credit facility) to the extent of the value of the assets securing that indebtedness, and all liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries).

The Senior Notes are redeemable, in whole or in part and at our option, at stated redemption prices plus accrued and unpaid interest to the redemption date. If we undergo a change in control, we must give the holders of Senior Notes an opportunity to sell us their notes at 101% of the face amount, plus accrued and unpaid interest to date.

The indentures governing the Senior Notes include customary covenants that limit our and our subsidiary guarantors’ abilities to, among other things:

•	sell assets;

•	redeem or repurchase equity or subordinated debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur liens;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	enter into sale and leaseback transactions.

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At December 31, 2008, our ratio of EBITDA to fixed charges was 3.69x.

Impact of Inflation

The midstream natural gas industry has experienced increasing chemicals, utilities, materials and supplies, labor and equipment, due in part to increased activity in the energy sector and high commodity prices. Although commodity prices declined sharply in late 2008, operating costs remained at their higher levels throughout the year and have only recently begun to decline. Although the impact of inflation has not been material in recent years, it remains a factor in the midstream natural gas industry and in the United States economy in general. To the extent permitted by competition, regulation and our existing agreements, we may pass along increased costs to our customers in the form of higher fees.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008.

Recent Accounting Pronouncements

Business Combinations

In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). The statement revises how companies recognize and measure financial assets and liabilities acquired, goodwill acquired and the required disclosure subsequent to an acquisition. Our adoption of this statement as of January 1, 2009 did not have a material impact on our consolidated cash flows, results of operations or financial position. Upon adoption of SFAS No. 141(R) on January 1, 2009, we expensed approximately $0.4 million related to a pending acquisition .

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard is effective for reporting periods beginning after November 15, 2007. We adopted this statement beginning January 1, 2008 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position.

FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this statement beginning January 1, 2009 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. We adopted this statement beginning January 1, 2008 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position. We have chosen not to measure items subject to SFAS No. 159 at fair value.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this statement beginning January 1, 2009 and will modify our disclosure of the derivative and hedging activities as presented in our interim and annual financial statements issued in subsequent fiscal periods.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142(R) and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. Our adoption of the provisions of FSP No. 142-3 on January 1, 2009 did not have a material impact on reported intangible assets or amortization expense.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. For further details on our accounting policies, please read Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 in this report.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future NGL and natural gas prices and estimated future natural gas production in the region (which is dependent in part on natural gas and NGL prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

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

Impairment of Goodwill.  Goodwill acquired in a business combination is not subject to amortization. As required by the FASB through SFAS No. 142, we test such goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2008, we recorded a $2.8 million impairment of goodwill related to the Rocky Mountains acquisition. Remaining goodwill of $0.5 million is included in other assets as of December 31, 2008.

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

Revenue Recognition.  Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas, NGL and crude oil revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our service-related revenue is recognized in the period when the service is provided and includes our fee-based service revenue for services such as transportation, compression and processing, including processing under tolling arrangements. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

Our sale and purchase arrangements are primarily accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements that establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location on the same or on another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas, and transfer of the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.

On occasion, we enter into buy/sell arrangements that are accounted for on a net basis in the statements of operations as either a net natural gas sale or a net cost of natural gas, as appropriate. These purchase and sale transactions are generally with the same counterparty, for the same delivery period, for similar quantities and negotiated in contemplation of one another.

Our most common contractual arrangements for gathering, transporting, processing and conditioning natural gas are summarized below. In our Oklahoma and Texas segments, we often provide services under contracts that reflect a combination of these contract types, while substantially all of our Rocky Mountains segment’s contracts reflect fixed-fee arrangements. In addition to providing for compensation for our gathering, transportation, processing or conditioning services, in many cases, our contracts for natural gas supplies also allow us to charge producers fees for treating, compression, dehydration or other services. Additionally, we may share a fixed or variable portion of our processing margins with the producer or third-party transporter in the form of “processing upgrade” payments during periods where such margins are in excess of an agreed-upon amount.

•	Fee-Based Arrangements. Under fee-based arrangements, producers or shippers pay us an agreed rate per unit of throughput to gather or transport their natural gas. The agreed rate may be a fixed fee or based upon a percentage of index price.

•	Percentage-of-Proceeds Arrangements. Under percentage-of-proceeds arrangements, we generally gather and process natural gas on behalf of producers and sell the residue gas and NGL volumes at index-related prices. We remit to producers an agreed upon percentage of the proceeds we receive from the sale of residue gas and NGLs.

•	Percentage-of-Index Arrangements. Under percentage-of-index arrangements, we purchase natural gas at either (i) a percentage discount to a specified index price, (ii) a specified index price less a fixed amount or (iii) a percentage discount to a specified index price less an additional fixed amount. We then gather, deliver and resell the natural gas at an index-based price.

•	Keep-Whole with Fee Arrangements. Under keep-whole with fee arrangements, we receive natural gas from producers and third-party transporters, either process or condition the natural gas at our election, sell the resulting NGLs to third parties at market prices for our account and redeliver the residue gas to the producer or third-party transporter. Because the extraction of NGLs from the natural gas during processing or conditioning reduces the Btus of the natural gas, we also must purchase natural gas at market prices for return to producers or third-party transporters to keep them whole. Under our keep-whole with fee arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. It is generally not our policy to enter into new keep-whole contracts without fee arrangements or pricing provisions that provide positive gross margins during conditioning periods.

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

•	our ability to successfully integrate any acquired assets or operations;

•	the volatility of prices and market demand for natural gas and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain our key customers;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Item 1A, “Risk Factors.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as options, swaps and other derivatives to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

As a consequence of the unfavorable economic environment that emerged in the fourth quarter of 2008, the markets for instruments we use to hedge our commodity price exposure have deteriorated, which has limited our ability to enter into new derivative instruments. If the markets for these instruments do not improve, we may be unable to enter into additional derivative instruments on favorable terms or at all.

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of December 31, 2008.

Oklahoma.  A majority of the processing contracts in our Oklahoma segment are percentage-of-proceeds arrangements. Under these arrangements, we purchase and process natural gas from producers and sell the resulting residue gas and NGL volumes. As payment, we retain an agreed-upon percentage of the sales proceeds, which results in effectively long positions in both natural gas and NGLs. Accordingly, our revenues and gross margins increase as natural gas and NGL prices increase and revenues and gross margins decrease as natural gas and NGL prices decrease. Our Oklahoma segment also has fixed fee-contracts and percentage-of-index contracts.

Texas.  Our Texas pipeline systems purchase natural gas for transportation and resale and also transport and provide other services on a fee-for-service basis. A significant portion of the margins we realize from purchasing and reselling the natural gas is based on a percentage of a stated index price. Accordingly, these margins decrease in periods of low natural gas prices and increase during periods of high natural gas prices. Although fees for natural gas that we transport on our pipeline systems for the account of others are primarily fixed fee, our Texas contracts also include a percentage-of-index component in a number of cases.

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

Rocky Mountains.  Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The revenue we earn as a result of these arrangements is directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues under these arrangements would be reduced.

Other Commodity Price Risks.  Although we seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations, from time to time, we experience imbalances between our natural gas purchases and sales. For example, a producer could fail to deliver or deliver in excess of contracted volumes, or a customer could take more or less than contracted volumes. To the extent our purchases and sales of natural gas are not balanced, we face increased exposure to commodity prices with respect to the imbalance. We purchase and sell natural gas under a variety of pricing arrangements, for example by reference to first of the month index prices, daily index prices or a weighted average of index prices over a given period. Our goal is to minimize commodity price risk by aligning the combination of pricing methods and indices under which we purchase natural gas in each of our segments with the combination under which we sell natural gas in these segments, although it is not always possible to do so.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.2 million to our total segment gross margin for the year ended December 31, 2008. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.9 million decrease to our total segment gross margin, and vice versa, for the year ended December 31, 2008. These relationships are not necessarily linear. Although our sensitivity analysis takes into account our hedge portfolio, it does not fully reflect the effects of our hedging program due to the prices received for natural gas and NGLs for most of 2008. If actual prices had fallen below the strike prices of our hedges earlier in 2008, sensitivity to further changes in commodity prices would have been reduced. Additionally, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact to our total segment gross margin.

Risk Management Oversight

We seek to mitigate the price risk of natural gas and NGLs, and our interest rate risk discussed below under “— Interest Rate Risk,” through the use of derivative instruments. These activities are governed by our risk management policy. Our Risk Management Committee is responsible for our compliance with our risk management policy and consists of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice President and General Counsel and the President of any operating subsidiary. The Audit Committee of our Board of Directors monitors the implementation of our risk management policy, and we have engaged an independent firm to provide additional oversight.

Derivatives transactions may be executed by our Chief Financial Officer, our Vice President, Finance, our Chief Executive Officer or our Chief Operating Officer. All derivatives transactions must be authorized in advance of execution by both our Chief Executive Officer and our Chief Operating Officer.

Commodity Price Hedging Activities

Our risk management policy allows our management to:

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

In August 2008, we amended the volume limitations under our risk management policy to provide that the notional amounts of put options with strike prices that are greater than 33% out-of-the-money (market price exceeds strike price by greater than 33%) may be excluded from the notional volume limitations for so long as such put options remain out-of-the money. In the event that the strike price of such a put option returns to being in-the-money, the instrument’s notional amount would again be included in the volume limitations. If the reversal of a prior exclusion results in an over-hedged notional position, we will be required to become compliant with the notional volume limitations within 30 days of the reversal. As of December 31, 2008, we were in compliance with our risk management policy.

Our policy of limiting swaps relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of December 31, 2008.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in SFAS No. 133.

Oklahoma Segment.  Natural gas for our Oklahoma segment is hedged using the CenterPoint East index. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the ONEOK Gas Transportation index and the CenterPoint East index. While this creates the potential for basis risk, which arises when the index we use to price a commodity hedge is more or less variable than the index on which prices for the underlying commodity are based, statistical analysis reveals that the CenterPoint East index and the ONEOK Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mt. Belvieu index for NGL hedges. This creates the potential for basis risk, and during the second half of 2008, prices on these indices varied at differing rates. However, the recent price variations are inconsistent with historical statistical analysis indicating that the two indices have been highly correlated.

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

Rocky Mountains Segment.  Because the profitability of our Rocky Mountains segment is only indirectly affected by the level of commodity prices, this segment has no outstanding transactions to hedge commodity price risk.

Our Commodity Hedge Portfolio

The following tables summarize our commodity hedge portfolio as of December 31, 2008 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)

2009	$6.95	5,000

Purchased HSC Index Natural Gas Options

	Call Spread			Call
	Call Strike		Call Volumes	Strike	Volume
	(Per MMBtu)		(MMBtu/d)	(Per MMBtu)	(MMBtu/d)
	Bought	Sold

2009	$7.75	$10.00	8,000	$10.00	10,000
2010	$7.35	$10.00	7,100	$10.00	10,000
2011	$6.95	$10.00	7,100	$10.00	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

Purchased Mt. Belvieu Purity Ethane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$0.83	$0.590	1,100
2009	$0.79	$0.590	1,100

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$0.8725	2,200	—	—
2009	$0.9650	1,000	$1.0275	1,000
2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	—	—

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.33	$0.8725	1,600
2009	$1.33	$0.8725	600
2009	$1.33	$0.9650	100
2010	$1.49	$0.8500	1,100
2010	$1.49	$0.9460	700

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011	$1.7100	200	—	—

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.62	$1.0600	175
2009	$1.57	$1.0600	275
2009	$1.62	$1.1600	100
2010	$1.89	$1.1145	100
2010	$1.89	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.0525	700	—	—
2009	$1.1400	400	$1.2275	400
2009	—	—	$(1.7025)	(320)
2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200
2011	$1.7100	350	—	—

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.58	$1.0525	150
2009	$1.54	$1.0525	550
2009	$1.58	$1.1400	200
2010	$1.88	$1.1000	200
2010	$1.88	$1.0300	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.440	200	$1.540	200
2010	$1.408	300	—	—
2011	$1.410	300	—	—

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.98	$1.440	120
2010	$2.54	$1.408	300

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2009	$55.00	1,000
2009	$60.00	500
2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000
2011	$60.00	400

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike
	(Per barrel)		Volumes
	Bought	Sold	(Bbls/d)

2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500
2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

As of December 31, 2008, the net fair value of our commodity hedge portfolio totaled a net asset of $152.7 million, which consists of assets aggregating $159.4 million and liabilities aggregating $6.7 million. See Note 11 to the consolidated financial statements included in Item 8 of this report.

Interest Rate Risk

Our interest rate exposure results from variable rate borrowings under our revolving credit facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to lenders under our revolving credit facility.

In January 2008, we entered into two new interest rate swap agreements with an aggregate notional amount of $50 million under which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the revolving credit facility for fixed rate interest. Under these agreements, we pay the counterparty the fixed interest rate of approximately 3.23% monthly and receive back from the counterparty a variable interest rate based on three-month LIBOR rates. These interest rate swaps cover the period from February 2008 through October 2012 and the settlement amounts will be recognized as either an increase or decrease in interest and other financing costs on the consolidated statement of operations.

In May 2008, after reducing our revolving credit facility balance by $294.0 million using proceeds from the 2018 Notes, we de-designated as cash flow hedges certain interest rate swap contracts representing a total notional amount of $185.0 million with a fair value of $5.6 million. As a result of this de-designation, we adjusted our balance of OCI and recognized a $6.5 million mark-to-market loss, which is included in interest and other financing costs on the consolidated statement of operations.

In June 2008, we unwound certain interest rate swap contracts for a net cost of $50,000 representing a total notional amount of $65.0 million and recognized a gain of $0.4 million, which is included in interest and other financing costs on the consolidated statement of operations.

For the year ended December 31, 2008, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market losses on undesignated interest rate swaps and ineffectiveness on the interest rate swaps totaling $10.0 million. As of December 31, 2008, the fair value of our interest rate swaps liability totaled $11.1 million.

As of December 31, 2008, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our revolving credit facility of $220.0 million. We used $145.0 million in interest rate swaps to convert the floating LIBOR component of our floating interest rate to a weighted average fixed LIBOR rate of 4.4% with expirations in July 2010 and October 2012.

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Existing constraints in the credit markets may increase the rates we are charged under our revolving credit facility. To the extent we have not used interest rate swaps to mitigate our exposure, increases in interest rates will affect our cash flow and profitability.

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the year ended December 31, 2008, ONEOK Energy Services, L.P. (16%), Enterprise Products Operating, L.P. (14%), ONEOK Hydrocarbons, L.P. (13%), Kinder Morgan Texas Pipeline, L.P. (9%), TEPPCO Crude Oil, L.L.C. (5%), DCP Midstream, L.P. (5%) and Enogex, LLC (4%),collectively accounted for approximately 66% of our revenue. As of December 31, 2008, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 25% of our revenue either have an investment grade parent or are themselves investment grade, or have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2008, The Goldman Sachs Group, Inc (36%), Barclays Bank PLC (32%) Deutsche Bank AG (17%), and Wells Fargo Bank, N.A. (8%) accounted for approximately 93% of the value of our net commodity hedging positions. As of December 31, 2008, all of these counterparties were rated A1 and A+ or better by Moody’s Investors Service and Standard & Poor’s Ratings Services. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors.”

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-58 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation and the COSO Framework, we believe that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included in “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Controls Over Financial Reporting

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2008, and (ii) no change in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
AS OF DECEMBER 31, 2008

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

Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 27, 2009.

/s/ John R. Eckel, Jr. John R. Eckel, Jr. Chairman of the Board of Directors and Chief Executive Officer	/s/ Matthew J. Assiff Matthew J. Assiff Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:
Houston, Texas

We have audited the internal control over financial reporting of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Houston, Texas
February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2009 Annual Meeting of Unitholders set forth under the caption “Proposal One — Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2009 Annual Meeting of Unitholders set forth under the captions “The Board of Directors and its Committees — Director Compensation,” “The Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Disclosure and Analysis,” “Executive Compensation,” “Report of the Compensation Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12, including information concerning securities authorized for issuance under our equity compensation plan for directors and employees, is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Unitholders set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13.	Certain Relationships and Related Parties

The information required by Item 13 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2009 Annual Meeting of Unitholders set forth under the caption “Certain Relationships and Related Transactions” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2009 Annual Meeting of Unitholders set forth under the caption “Proposal Two — Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The consolidated financial statements of Copano Energy, L.L.C. and the financial statements of Bighorn Gas Gathering, L.L.C. are listed on the Index to Financial Statements to this report beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this report or incorporated by reference.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).

Number		Description

4.9		Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1		Form of Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Registration Statement on Form S-1/A filed October 26, 2004).
10.2		First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005).
10.3		Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).
10.4		Third Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated November 18, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 25, 2008).
10.5		Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
10.6		First Amendment to Administrative and Operating Services Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2007).
10.7		Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.8		First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.9		Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.10		Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.11		Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.12		Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.13		First Amendment to Employment Agreement between CPNO Services, L.P. and John A. Raber effective November 19, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.14		Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).
10	.15*	First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008.
10.16		Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 8, 2008).
10.17		2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.18		2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.19		2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.20		2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).

Number		Description

10.21		Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.22		Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.23		2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.24		2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.25		2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.26		November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.27		2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
10.28		2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.29		2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.30		2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10.31		2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).
10.32		2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).
10.33		Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 12, 2008).
10.34		2008 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008).
10.35		Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).
10.36		Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).
10.37		Form of Deferred Compensation Plan Chief Executive Officer Participation Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed December 19, 2008).
10.38		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.39		Copano Energy, L.L.C. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2007).
10.40		Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.41		Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.42		Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10	.43†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).

Number		Description

10.44		Amended and Restated Credit Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.45		First Amendment to Amended and Restated Credit Agreement, dated October 19, 2007. (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed February 29, 2008).
10.46		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 29, 2008).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 27th day of February 2009.

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

Signature	Title	Date

/s/ John R. Eckel, Jr. John R. Eckel, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Matthew J. Assiff Matthew J. Assiff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Lari Paradee Lari Paradee	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ James G. Crump James G. Crump	Director	February 27, 2009

/s/ Ernie L. Danner Ernie L. Danner	Director	February 27, 2009

/s/ Michael L. Johnson Michael L. Johnson	Director	February 27, 2009

/s/ Scott A. Griffiths Scott A. Griffiths	Director	February 27, 2009

/s/ T. William Porter T. William Porter	Director	February 27, 2009

/s/ William L. Thacker William L. Thacker	Director	February 27, 2009

COPANO ENERGY, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:
Houston, Texas

We have audited the accompanying consolidated balance sheets of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ capital and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Copano Energy, L.L.C. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
February 27, 2009

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$63,684	$72,665
Accounts receivable, net	96,028	127,534
Risk management assets	76,440	3,289
Prepayments and other current assets	5,004	3,881

Total current assets	241,156	207,369

Property, plant and equipment, net	823,574	694,727
Intangible assets, net	198,974	200,546
Investment in unconsolidated affiliates	640,598	632,725
Escrow cash	1,858	—
Risk management assets	82,892	10,598
Other assets, net	24,613	23,118

Total assets	$2,013,665	$1,769,083

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$103,849	$147,046
Accrued interest	11,904	11,319
Accrued tax liability	784	3,919
Risk management liabilities	6,272	27,710
Other current liabilities	16,787	12,931

Total current liabilities	139,596	202,925

Long-term debt (includes $704 and $773 bond premium as of December 31, 2008 and 2007, respectively)	821,119	630,773
Deferred tax provision	1,718	1,231
Risk management and other noncurrent liabilities	13,274	40,018
Commitments and contingencies (Note 13)
Members’ capital:
Common units, no par value, 53,965,288 units and 47,366,048 units issued and outstanding as of December 31, 2008 and 2007, respectively	865,343	661,585
Class C units, no par value, 394,853 units and 1,184,557 units issued and outstanding as of December 31, 2008 and 2007, respectively	13,497	40,492
Class D units, no par value, 3,245,817 units issued and outstanding as of December 31, 2008 and 2007	112,454	112,454
Class E units, no par value, 0 units and 5,598,836 units issued and outstanding as of December 31, 2008 and 2007, respectively	—	175,634
Paid-in capital	33,734	23,773
Accumulated deficit	(54,696)	(7,867)
Other comprehensive income (loss)	67,626	(111,935)

	1,037,958	894,136

Total liabilities and members’ capital	$2,013,665	$1,769,083

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands,
	except per unit information)

Revenue:
Natural gas sales	$747,258	$518,431	$448,054
Natural gas liquids sales	597,986	491,432	369,892
Crude oil sales	174,667	77,142	—
Transportation, compression and processing fees	59,006	22,306	16,232
Condensate and other	50,169	32,349	26,094

Total revenue	1,629,086	1,141,660	860,272

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	1,178,304	853,964	669,158
Cost of crude oil purchases(1)	171,401	73,814	—
Transportation(1)	21,971	6,948	3,026
Operations and maintenance	54,561	41,156	32,484
Depreciation, amortization and impairment	53,154	39,967	31,993
General and administrative	45,571	34,638	26,535
Taxes other than income	3,019	2,637	2,061
Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)

Total costs and expenses	1,521,092	1,050,274	763,960

Operating income	107,994	91,386	96,312
Other income (expense):
Interest and other income	1,174	2,854	1,706
Gain on retirement of unsecured debt	15,272	—	—
Interest and other financing costs	(64,978)	(29,351)	(32,904)

Income before income taxes	59,462	64,889	65,114
Provision for income taxes	(1,249)	(1,714)	—

Net income	$58,213	$63,175	$65,114

Basic net income per common unit:
Net income per common unit	$1.20	$1.48	$1.77
Weighted average number of common units	48,513	42,456	29,752
Diluted net income per common unit:
Net income per common unit	$1.01	$1.36	$1.75
Weighted average number of common units	57,856	46,516	30,180
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$0.21	$1.77
Weighted average number of subordinated units	—	848	7,038
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$0.21	$1.76
Weighted average number of subordinated units	—	848	7,038

(1)	Exclusive of operations and maintenance and depreciation, amortization and impairment shown separately below.

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Cash Flows From Operating Activities:
Net income	$58,213	$63,175	$65,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,314	39,967	31,993
Impairment of goodwill	2,840	—	—
Amortization of debt issue costs	4,467	1,666	4,462
Equity in earnings from unconsolidated affiliates	(6,889)	(2,850)	(1,297)
Distributions from unconsolidated affiliates	22,460	3,706	—
Gain on retirement of Senior Notes (Note 7)	(15,272)	—	—
Noncash loss on risk management activities, net	12,751	10,248	353
Equity-based compensation	5,858	3,223	1,910
Deferred tax provision	486	1,231	—
Other noncash items	98	(136)	176
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,090	(34,890)	16,459
Prepayments and other current assets	(1,123)	(204)	1,372
Risk management activities	(27,037)	(5,201)	(22,585)
Accounts payable	(44,766)	38,232	(6,867)
Other current liabilities	(4,566)	10,051	589

Net cash provided by operating activities	89,924	128,218	91,679

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(152,533)	(80,898)	(49,033)
Additions to intangible assets	(9,189)	(3,406)	(1,237)
Acquisitions, net of cash acquired	(12,655)	(641,097)	(9,074)
Investment in unconsolidated affiliates	(26,832)	(1,727)	(10,438)
Distributions from unconsolidated affiliates	3,370	676	—
Escrow cash	(1,858)	—	—
Other	842	(600)	(509)

Net cash used in investing activities	(198,855)	(727,052)	(70,291)

Cash Flows From Financing Activities:
Proceeds from long-term debt	579,000	663,781	363,500
Repayments of long-term debt	(339,000)	(288,000)	(506,500)
Retirement of Senior Notes	(34,313)	—	—
Repayment of short-term notes payable	—	(1,495)	(1,842)
Deferred financing costs	(6,688)	(10,677)	(7,035)
Distributions to unitholders	(104,234)	(73,629)	(46,977)
Proceeds from follow-on public offering of common units, net of underwriting discounts and commissions of $7,216	—	—	162,725
Proceeds from private placement of common units	—	157,125	25,000
Proceeds from private placement of Class E units	—	177,875	—
Capital contributions from Pre-IPO Investors (Note 8)	4,103	9,965	4,607
Equity offering costs	(47)	(4,741)	(1,057)
Proceeds from option exercises	1,129	1,811	378

Net cash provided by (used in) financing activities	99,950	632,015	(7,201)

Net (decrease) increase in cash and cash equivalents	(8,981)	33,181	14,187
Cash and cash equivalents, beginning of year	72,665	39,484	25,297

Cash and cash equivalents, end of year	$63,684	$72,665	$39,484

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

														Accumulated
	Common		Class C		Class D		Class E		Subordinated			Accumulated		Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Number	Subordinated	Paid-in	Earnings	Deferred	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Compensation	Income (Loss)	Total	Income (Loss)

Balance, December 31, 2005	28,202	$297,592	—	$—	—	$—	—	$—	7,038	$10,379	$4,068	$(14,941)	$(3,949)	$(11,346)	$281,803	$—
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	4,607	—	—	—	4,607	—
Private placement of units	1,418	25,000	—	—	—	—	—	—	—	—	—	—	—	—	25,000	—
Issuance of common units to public	5,750	169,941	—	—	—	—	—	—	—	—	—	—	—	—	169,941	—
Equity offering costs	—	(8,165)	—	—	—	—	—	—	—	—	—	—	—	—	(8,165)	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	(47,255)	—	—	(47,255)	—
Option exercises	30	378	—	—	—	—	—	—	—	—	—	—	—	—	378	—
Adoption of SFAS No. 123(R) — reversal of deferred compensation related to restricted units	(277)	(3,949)	—	—	—	—	—	—	—	—	—	—	3,949	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	1,910	—
Vested restricted units	68	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	65,114	—	—	65,114	65,114
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	—	431	431	431
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,178)	(21,178)	(21,178)

Comprehensive income																$44,367

Balance, December 31, 2006	35,191	480,797	—	—	—	—	—	—	7,038	10,379	10,585	2,918	—	(32,093)	472,586
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	9,965	—	—	—	9,965	$—
Conversion of subordinated units into common units	7,038	10,379	—	—	—	—	—	—	(7,038)	(10,379)	—	—	—	—	—	—
Private placement of units	4,533	157,125	1,579	54,000	3,246	112,500	5,599	177,875	—	—	—	—	—	—	501,500	—
Offering costs	—	(2,027)	—	(8)	—	(46)	—	(2,241)	—	—	—	—	—	—	(4,322)	—
Conversion of Class C units into common units	395	13,500	(395)	(13,500)	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	(73,960)	—	—	(73,960)	—
Option exercises	115	1,811	—	—	—	—	—	—	—	—	—	—	—	—	1,811	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,223	—	—	—	3,223	—
Vested restricted units	94	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	63,175	—	—	63,175	63,175
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,296	8,296	8,296
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	(88,138)	(88,138)	(88,138)

Comprehensive loss																$(16,667)

Balance, December 31, 2007	47,366	661,585	1,184	40,492	3,246	112,454	5,599	175,634	—	—	23,773	(7,867)	—	(111,935)	894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	4,103	—	—	—	4,103	$—
Conversion of Class C units into common units	789	26,995	(789)	(26,995)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class E units into common units	5,599	175,634	—	—	—	—	(5,599)	(175,634)	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—		—	—	—	(105,042)	—	—	(105,042)	—
Option exercises	72	1,129	—	—	—	—	—		—	—	—	—	—	—	1,129	—
Equity-based compensation	—	—	—	—	—	—	—		—	—	5,858	—	—	—	5,858	—
Vested restricted units	89	—	—	—	—	—	—		—	—	—	—	—	—	—	—
Units issued for vested phantom units	50	—	—	—	—	—	—		—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—		—	—	—	58,213	—	—	58,213	58,213
Derivative settlements reclassified to income	—	—	—	—	—	—	—		—	—	—	—	—	45,529	45,529	45,529
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	134,032	134,032	134,032

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—				$237,774

Balance, December 31, 2008	53,965	$865,343	395	$13,497	3,246	$112,454	—	—	—	—	$33,734	$(54,696)	$—	$67,626	$1,037,958

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our wholly owned subsidiaries, provide midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, transportation, processing, conditioning and fractionation services. Our assets are primarily located in Oklahoma, Texas and Wyoming. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C. and its wholly owned subsidiaries.

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies and power generation facilities. Natural gas delivered to our gas processing plants, either on our pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids (“NGLs”), and then fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. In addition to our natural gas pipelines, we operate three NGL pipelines and a crude oil pipeline. As discussed in Note 4, in October 2007, we completed the acquisition of Cantera Natural Gas, LLC (“Cantera”), which expanded Copano’s geographic footprint into the Powder River Basin of Wyoming. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. During the current year, we changed our cash flow presentation for derivative activities to present separately (i) the noncash loss attributable to our risk management activities that did not qualify for hedge accounting, and (ii) the net changes in our current and long-term risk management assets and liabilities within the caption “Risk management activities” on our statement of cash flows. The presentation for prior years was reclassified to conform to the current year’s presentation.

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

equity investments. Equity in earnings from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations. See Note 6.

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

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and risk management assets and liabilities.

We place our cash and cash equivalents with large financial institutions. We derive our revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable consists primarily of mid-size to large domestic corporate entities. Our primary counterparties collectively accounted for approximately 83% of our revenue. As of December 31, 2008, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2008, our primary counterparties accounted for approximately 93% of the value of our net commodity hedging positions and all were rated A1 and A+ or better by Moody’s Investors Service and Standard & Poor’s Ratings Services.

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

	Balance at		Write-Offs,	Balance at
	Beginning	Charged to	Net of	End of
	of Period	Expense	Recoveries	Period

Year ended December 31, 2008	$166	$1,269	$(1,347)	$88
Year ended December 31, 2007	64	69	33	166
Year ended December 31, 2006	64	42	(42)	64

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

We capitalize interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. We capitalized $3,471,000 and $932,000 of interest related to major projects during the years ended December 31, 2008 and 2007, respectively.

Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense was $10,761,000, $7,585,000 and $5,417,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately: 2009 — $10,927,000; 2010 — $10,898,000; 2011 — $10,881,000; 2012 — $10,818,000; and 2013 — $10,712,000. Intangible assets consisted of the following (in thousands):

	December 31,
	2008	2007

Rights-of-way and easements, at cost	$113,309	$104,427
Less accumulated amortization for rights-of-way and easements	(11,926)	(8,922)
Contracts	107,916	107,906
Less accumulated amortization for contracts	(14,901)	(7,675)
Customer relationships	5,318	5,204
Less accumulated amortization for customer relationships	(742)	(394)

Intangible assets, net	$198,974	$200,546

For the years ended December 31, 2008 and 2007, the weighted average amortization period for all of our intangible assets was 21 years and 22 years, respectively. The weighted average amortization period for our rights-

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

of-way and easements, contracts and customer relationships was 23 years, 20 years and 13 years, respectively, as of December 31, 2008. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 25 years 13 years and 14 years, respectively, as of December 31, 2007.

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

Goodwill

Goodwill acquired in a business combination is not subject to amortization. As required by the Financial Accounting Standards Board (“FASB”) through Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we test such goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the year ended December 31, 2008, we recorded a $2.8 million goodwill impairment related to our acquisition of Cantera (Note 4) as a result of increased cost of capital during 2008 that reduced the fair value of the these assets below their carrying amount. Goodwill of $0.5 million related to our acquisition of Cimmarron Gathering, LP (“Cimmarron”) is included in other assets as of December 31, 2008.

Other Assets

Other assets primarily consist of costs associated with debt issuance costs net of related accumulated amortization. Amortization of other assets is calculated using the straight-line method over the maturity of the associated debt or the term of the associated contract.

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities we ultimately redeliver. These differences are recorded as transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash-out provisions. Imbalance receivables are included in accounts receivable, and imbalance payables are included in accounts payable on the consolidated balance sheets at current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2008 and 2007, we had imbalance receivables totaling $1,550,000 and $526,000 and imbalance payables totaling $856,000 and $158,000, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred we recognize a liability for the fair value of the ARO and increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

lived asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss on settlement. See Note 5.

Revenue Recognition

Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas, NGL and crude oil revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our service-related revenue is recognized in the period when the service is provided and includes our fee-based service revenue for services such as transportation, compression and processing, including processing under tolling arrangements. In addition, collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

Our sale and purchase arrangements are primarily accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements that establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location on the same or on another specified date. All transactions require physical delivery of the natural gas, and transfer of the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.

On occasion, we enter into buy/sell arrangements that are accounted for on a net basis in the statements of operations as either a net natural gas sale or a net cost of natural gas, as appropriate. These purchase and sale transactions are generally detailed either jointly, in a single contract or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single or multiple counterparties.

Our most common contractual arrangements for gathering, transporting, processing and conditioning natural gas are summarized below. In our Oklahoma and Texas segments, we often provide services under contracts that reflect a combination of these contract types, while substantially all of our Rocky Mountains segment’s contracts reflect fixed-fee arrangements. In addition to providing for compensation for our gathering, transportation, processing or conditioning services, in many cases, our contracts for natural gas supplies also allow us to charge producers fees for treating, compression, dehydration or other services. Additionally, we may share a fixed or variable portion of our processing margins with the producer or third-party transporter in the form of “processing upgrade” payments during periods where such margins are in excess of an agreed-upon amount.

•	Fee-Based Arrangements. Under fee-based arrangements, producers or shippers pay us an agreed rate per unit of throughput to gather or transport their natural gas. The agreed rate may be a fixed fee or based upon a percentage of index price.

•	Percentage-of-Proceeds Arrangements. Under percentage-of-proceeds arrangements, we generally gather and process natural gas on behalf of producers and sell the residue gas and NGL volumes at index-related prices. We remit to producers an agreed upon percentage of the proceeds we receive from the sale of residue gas and NGLs.

•	Percentage-of-Index Arrangements. Under percentage-of-index arrangements, we purchase natural gas at either (i) a percentage discount to a specified index price, (ii) a specified index price less a fixed amount or (iii) a percentage discount to a specified index price less an additional fixed amount. We then gather, deliver and resell the natural gas at an index-based price.

•	Keep-Whole with Fee Arrangements. Under keep-whole with fee arrangements, we receive natural gas from producers and third-party transporters, either process or condition the natural gas at our election, sell the resulting NGLs to third parties at market prices for our account and redeliver the residue gas to the

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

producer or third-party transporter. Because the extraction of NGLs from the natural gas during processing or conditioning reduces the Btus of the natural gas, we also must purchase natural gas at market prices for return to producers or third-party transporters to keep them whole. Under our keep-whole with fee arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. It is generally not our policy to enter into new keep-whole contracts without fee arrangements or pricing provisions that provide positive gross margins during conditioning periods.

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

SFAS No. 133 does not apply to contracts for normal purchases and normal sales. Contracts for normal purchases and normal sales provide for the purchase or sale of something other than a financial instrument or derivative instrument and for delivery in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are designated normal purchases and sales. These contracts generally have terms ranging between one and five years, although a small number continue for the life of the dedicated production.

We use financial instruments such as puts, calls, swaps and other derivatives to mitigate the risks to our cash flow and profitability resulting from changes in commodity prices and interest rates. We recognize these transactions as assets and liabilities on our consolidated balance sheet based on the instrument’s fair value. The majority of our financial instruments have been designated and accounted for as cash flow hedges except as discussed in Note 11.

Interest and Other Financing Costs

Interest and other financing costs includes interest and fees incurred and amortization of debt issuance costs related to our senior secured credit facility and senior notes discussed in Note 7, net cash settlements of interest rate swaps, unrealized mark-to-market loss of interest rate swaps and noncash ineffectiveness of interest rate swaps.

Income Taxes

Three of our wholly owned subsidiaries, Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), both Delaware corporations, and CPNO Services, L.P. (“CPNO Services”), a Texas limited partnership, are the only entities within our consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of our Texas operating entities. CEFC was formed in July 2005 and is a co-issuer of our 8.125% senior unsecured notes issued in February 2006 and November 2007, as well as our 7.75% senior unsecured notes issued in May 2008 (see Note 7). CPNO

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Services allocates administrative and operating costs, including payroll and benefits expenses, to us and certain of our operating subsidiaries. As of December 31, 2008, CGP and CPNO Services have estimated a combined net operating loss (“NOL”) carryforward of approximately $2,441,000, for which a valuation allowance has been recorded. We recognized no significant income tax expense for the years ended December 31, 2008, 2007 and 2006. Except for income allocated with respect to CGP, CEFC and CPNO Services, our income is taxable directly to our unitholders.

We do not provide for federal income taxes in the accompanying consolidated financial statements, as we are not subject to entity-level federal income tax. However, we are subject to the Texas margin tax, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the Texas margin tax statute enacted in 2007. The first annual taxable period began January 1, 2007, and the first returns were due in 2008. Our annual margin generally is calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined in the statute. Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under SFAS No. 109, taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The provision for the Texas margin tax totaled $1,249,000 and $1,714,000 for the years ended December 31, 2008 and 2007, respectively. The deferred tax provisions presented on the accompanying consolidated balance sheets relate to the effect of temporary book/tax timing differences associated with depreciation.

In connection with the Cantera Acquisition discussed in Note 4, we assumed an income tax liability for contingencies and accrued interest related to the reorganization of Cantera in 2004. The previous owners of Cantera are obligated to indemnify us in full for any obligation arising out of the potential income tax liability. In March 2008, the statue of limitations period relating to the potential tax obligation expired and we reversed the $3,436,000 in accounts receivable relating to the indemnity and in other current liabilities relating to the income tax contingencies outstanding as of December 31, 2007.

Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share,” and the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two — Class Method under Financial Accounting Standards Board Statement No. 128.” SFAS No. 128 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Basic and diluted net income per common unit is calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per unit information)

Net income	$58,213	$63,175	$65,114
Less net income attributable to subordinated units	—	(175)	(12,457)

Net income available — basic common units	58,213	63,000	52,657
Net income reallocated from subordinated units	—	175	39

Net income available — diluted common units(1)	$58,213	$63,175	$52,696

Basic weighted average common units	48,513	42,456	29,752
Dilutive weighted average common units(1)(2)	57,856	46,516	30,180
Basic net income per common unit	$1.20	$1.48	$1.77
Diluted net income per common unit(1)(2)	$1.01	$1.36	$1.75

(1)	Our potentially dilutive common equity includes the following:

	Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Employee options	326	537	318
Restricted units	47	138	110
Phantom units	19	—	—
Contingent incentive plan unit awards	198	—	—
Class C units	812	743	—
Class D units	3,246	658	—
Class E units	4,696	1,135	—

(2)	The following potentially dilutive common equity was excluded from the dilutive net income per unit calculation because to include these equity securities would have been anti-dilutive:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Employee options	1,085	906	895
Restricted units	123	103	206
Phantom Units	570	101	—

Share-Based Payment

We account for unit-based equity awards in accordance with SFAS No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment.”

We estimate grant date fair value using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. This cost is recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). We

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

estimate anticipated forfeitures and the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We treat equity awards granted as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in operations and maintenance expenses and general and administrative expenses in our consolidated statements of operations. See Note 8.

Note 3 —	New Accounting Pronouncements

Business Combinations

In December 2007, FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). The statement revises how companies recognize and measure financial assets and liabilities acquired, goodwill acquired and the required disclosure subsequent to an acquisition. Our adoption of this statement beginning January 1, 2009 did not have a material impact on our consolidated cash flows, results of operations or financial position. Upon adoption of SFAS No. 141(R) on January 1, 2009, we expensed approximately $418,000 related to a pending acquisition.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair values under generally accepted accounting principles and applies to other pronouncements that either permit or require fair value measurement, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The standard is effective for reporting periods beginning after November 15, 2007. We adopted this statement beginning January 1, 2008 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position.

FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this statement beginning January 1, 2009 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this statement beginning January 1, 2008 and the adoption did not have a material impact on our consolidated cash flows, results of operations or financial position or on amounts presented for periods prior to the effective date. We have chosen not to measure items subject to SFAS No. 159 at fair value.

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

about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this statement beginning January 1, 2009 and upon adoption we will modify our disclosure of the derivative and hedging activities as presented in our interim and annual financial statements issued in subsequent fiscal periods.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142(R) and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. Our adoption of the provisions of FSP No. 142-3 on January 1, 2009 did not have a material impact on reported intangible assets or amortization expense.

Note 4 —	Acquisitions

Acquisition of Cantera Natural Gas LLC

We acquired all of the membership interests in Cantera on October 1, 2007, and closed the acquisition October 19, 2007, pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Energy/Rocky Mountains, L.L.C. and Cantera Resources Holdings LLC (the “Cantera Acquisition”) for $732.8 million in cash and securities (the “Consideration”). The Consideration consisted of $620.3 million in cash (including $57.8 million of estimated net working capital and other closing adjustments) and 3,245,817 Copano Class D units issued to the seller. We funded the cash portion of the Consideration through a private placement of $335 million in equity securities pursuant to a Class E and Common Unit Purchase Agreement, dated August 31, 2007 with a group of accredited investors (the “Unit Purchase Agreement”), discussed in Note 8, and borrowings of $270 million under the Credit Facility discussed in Note 7.

Cantera’s assets at the time of acquisition consisted primarily of 51.0% and 37.04% managing member interests, respectively, in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company. Bighorn and Fort Union operate natural gas gathering systems in Wyoming’s Powder River Basin. The Bighorn system delivers natural gas into the Fort Union system.

The following is an estimate of the purchase price for the Cantera Acquisition (in thousands):

Purchase price for the Cantera Acquisition	$675,000
Net working capital adjustments	45,773
Acquisition costs	12,013

Total purchase price for the Cantera Acquisition	$732,786

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Acquisitions (Continued)

Our management has prepared an assessment of the fair value of the property, plant and equipment, investments in unconsolidated subsidiaries and intangible assets of Cantera. Using the assessment, the purchase price has been allocated as presented below (in thousands).

Cash and cash equivalents	$37,175
Accounts receivable	14,149
Prepayments and other current assets	117
Property, plant and equipment	13,551
Intangibles	62,522
Goodwill (Note 2)	2,840
Other assets	81
Investment in unconsolidated affiliates	613,448
Accounts payable	(4,289)
Other current liabilities	(6,651)
Other noncurrent liabilities	(157)

$732,786

The fair value of intangibles of $62,522,000 relates to contracts with an estimated weighted average amortization period of 25 years. See Note 2.

Acquisition of Cimmarron Gathering, LP

In 2007, we acquired all of the partnership interests in Cimmarron, a Texas limited partnership, for approximately $112.5 million in cash and securities (the “Cimmarron Acquisition”). The consideration consisted of $58.5 million of cash and 1,579,409 Class C units valued at approximately $54.0 million as described below. The cash portion of the consideration was funded with borrowings under our Credit Facility discussed in Note 7. As a result of the Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and east Oklahoma and in north Texas.

The following is an estimate of the purchase price for the Cimmarron Acquisition (in thousands):

Purchase price for the Cimmarron Acquisition	$110,000
Net working capital adjustments	973
Acquisition costs	1,494

Total purchase price for the Cimmarron Acquisition	$112,467

Our management has prepared an assessment of the fair value of the property, plant and equipment and intangible assets of the Cimmarron Acquisition. The purchase price has been allocated as presented below (in thousands).

Cash and cash equivalents	$3,257
Accounts receivable	11,027
Prepayments and other current assets	393
Property, plant and equipment	62,558
Intangibles	48,339
Other assets	477
Goodwill	518
Investment in unconsolidated affiliates	77
Accounts payable	(14,179)

$112,467

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Acquisitions (Continued)

All liabilities assumed were at their fair values. The estimated fair value of intangibles of $48,339,000 includes $41,414,000 of rights-of-way and easements with a weighted average amortization period of 30 years and $6,925,000 of contracts with an estimated weighted average amortization period of 15 years. No identified intangibles were determined to have indefinite lives. See Note 2.

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

2008 Acquisitions

Costs of assets acquired in 2008 totaled $12,655,000 and primarily included an NGL pipeline located in Texas and a gathering system located in eastern Oklahoma. Our management allocated the purchase price of these acquisitions to property, plant and equipment and intangible assets. No pro forma financial information is included, as the acquisitions were not material.

Note 5 —	Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Property, plant and equipment, at cost
Pipelines and equipment	$721,725	$647,188
Gas processing plant and equipment	148,482	96,448
Construction in progress	80,901	42,452
Office furniture and equipment	7,438	5,203

	958,546	791,291
Less accumulated depreciation and amortization	(134,972)	(96,564)

Property, plant and equipment, net	$823,574	$694,727

Asset retirement obligations.  We have recorded AROs related to those (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding our AROs (in thousands):

ARO liability balance, December 31, 2006	$340
AROs incurred in 2007	188
Accretion for conditional obligations	27

ARO liability balance, December 31, 2007	555
ARO incurred in 2008	78
Accretion for conditional obligations	40

ARO liability balance, December 31, 2008	$673

Property and equipment at December 31, 2008, 2007 and 2006 includes $491,000, $413,000 and $225,000, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, we estimate that accretion expense will be approximate $46,000 for 2009, $50,000 for 2010, $52,000 for 2011, $56,000 for 2012 and $60,000 for 2013.

Certain of our unconsolidated affiliates have AROs recorded as of December 31, 2008, 2007 and 2006 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates

On occasion, the price we pay to acquire an ownership interest in a company or partnership exceeds the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our investments in unconsolidated affiliates. At December 31, 2008 and 2007, our investments in Webb Duval, Southern Dome, Bighorn and Fort Union included excess cost amounts totaling $531,651,000 and $546,998,000, respectively, all of which were attributable to the fair value of the underlying tangible and intangible assets of these entities exceeding their book carrying values at the time of our acquisition of interests in these entities. To the extent that we attribute all or a portion of an excess cost amount to higher fair values, we amortize such excess cost as a reduction in equity earnings in a manner similar to depreciation. Amortization of such excess cost amounts was $19,116,000, $4,589,000 and $(14,000) for the years ended December 31, 2008, 2007 and 2006, respectively.

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations.

Webb Duval

Through our Texas segment, we own a 62.5% general partnership interest in Webb Duval and are the operator of Webb Duval’s natural gas gathering systems located in Webb and Duval Counties, Texas. Although we own a majority interest in and operate Webb Duval, we use the equity method of accounting for our investment in Webb Duval because the terms of the general partnership agreement of Webb Duval provide the minority general partners substantive participating rights with respect to the management of Webb Duval. Our investment in Webb Duval totaled $4,487,000 and $5,135,000 as of December 31, 2008 and 2007, respectively.

The summarized financial information for our investment in Webb Duval, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Operating revenue	$4,064	$3,802	$5,961
Operating expenses	(2,225)	(826)	(3,733)
Depreciation	(779)	(768)	(743)

Net income	1,060	2,208	1,485
Ownership %	62.5%	62.5%	62.5%

	663	1,380	928
Copano’s share of management fee charged	135	132	120
Amortization of difference between the carried investment and the underlying equity in net assets	21	21	21

Equity in earnings from unconsolidated affiliate	$819	$1,533	$1,069

Distributions from unconsolidated affiliate	$1,359	$2,401	$—

Current assets	$1,708	$1,920	$4,595
Noncurrent assets	6,909	7,426	8,104
Current liabilities	(1,161)	(779)	(2,502)
Noncurrent liabilities	(55)	(51)	(47)

Net assets	$7,401	$8,516	$10,150

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

Southern Dome

We, through ScissorTail, operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma and owns the Southern Dome plant, which became operational in April 2006. Although we own a majority interest in Southern Dome, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Southern Dome. The investment in Southern Dome totaled $12,019,000 and $12,489,000 as of December 31, 2008 and 2007, respectively.

The summarized financial information for our investment in Southern Dome, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Operating revenue	$29,715	$16,198	$6,105
Operating expenses	(24,483)	(13,683)	(5,468)
Depreciation	(744)	(736)	(497)

Net income	4,488	1,779	140
Ownership %(1)	69.5%	69.5%	69.5%

	3,119	1,236	97
Copano’s share of management fee charged	174	173	137
Amortization of difference between the carried investment and the underlying equity in net assets	(10)	(9)	(6)

Equity in earnings from unconsolidated affiliate	$3,283	$1,400	$228

Distributions from unconsolidated affiliate	$3,579	$1,981	$—

Current assets	$2,371	$4,434	$2,516
Noncurrent assets	16,367	16,802	17,507
Current liabilities	(2,637)	(4,473)	(2,189)

Net assets	$16,101	$16,763	$17,834

(1)	Represents Copano’s right to distributions from Southern Dome.

Bighorn Gas Gathering and Fort Union Gas Gathering

As a result of the Cantera Acquisition and through our Rocky Mountains segment, we hold managing member interests of 51.0% and 37.04% in Bighorn and Fort Union, respectively. Bighorn and Fort Union operate natural gas pipeline systems in Wyoming’s Powder River Basin. The Bighorn system delivers natural gas into the Fort Union system.

Although we own a majority managing member interest in Bighorn, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Bighorn. Our investment in Bighorn totaled $399,901,000 and $407,599,000, respectively, as of December 31, 2008 and 2007, respectively. Our investment in Fort Union totaled $224,191,000 and $207,382,000, respectively, as of December 31 2008 and 2007, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

During the year ended December 31, 2008 and for the period from October 1, 2007 through December 31, 2007, we made capital contributions to Bighorn of $6,586,000 and $1,726,907, respectively, of which $4,394,000 and $1,684,000, respectively, related to projects we completed independent of other members, or nonconsent capital projects. We are entitled to a priority distribution of net cash flows from the capital we contributed to nonconsent capital projects up to 140% of the contributed capital. Remaining income of Bighorn is allocated to us based on our ownership interest.

The summarized financial information for our investments in Bighorn and Fort Union, which are accounted for using the equity method, is as follows (in thousands):

	Year Ended
	December 31, 2008
	Bighorn	Fort Union

Operating revenue	$34,854	$52,494
Operating expenses	(13,368)	(4,397)
Depreciation	(5,171)	(6,000)
Interest expense and other	78	(8,441)

Net income	16,393	33,656
Ownership %	51%	37.04%

	8,360	12,466
Priority allocation of earnings and other	519	225
Copano’s share of management fee charged	241	35
Amortization of difference between the carried investment and the underlying equity in net assets	(12,704)	(6,423)

Equity in (loss) earnings from unconsolidated affiliates	$(3,584)	$6,303

Distributions from unconsolidated affiliates	$11,026	$9,704

Current assets	$10,942	$14,181
Noncurrent assets	97,720	215,999
Current liabilities	(3,395)	(18,978)
Noncurrent liabilities	—	(105,097)

Net assets	$105,267	$106,105

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

	Period from October 1, 2007
	Through December 31, 2007
	Bighorn	Fort Union

Operating revenue	$7,809	$9,065
Operating expenses	(2,687)	(864)
Depreciation	(994)	(895)
Interest expense and other	24	(1,124)

Net income	4,152	6,182
Ownership %	51%	37.04%

	2,118	2,290
Copano’s share of management fee charged	58	8
Amortization of difference between the carried investment and the underlying equity in net assets	(2,995)	(1,606)

Equity in (loss) earnings from unconsolidated affiliates	$(819)	$692

Distributions from unconsolidated affiliates	$2,624	$1,704

Current assets	$6,981	$12,812
Noncurrent assets	97,570	141,430
Current liabilities	(1,923)	(22,895)
Noncurrent liabilities	—	(87,357)

Net assets	$102,628	$43,990

Note 7 — Long-Term Debt

A summary of our debt follows (in thousands):

	December 31,
	2008	2007

Long-term debt:
Credit Facility	$220,000	$280,000
Senior Notes:
8.125% senior unsecured notes due 2016	332,665	350,000
Unamortized bond premium	704	773
7.75% senior unsecured notes due 2018	267,750	—

Total Senior Notes	601,119	350,773

Total	$821,119	$630,773

Senior Secured Revolving Credit Facility

As of December 31, 2008, we had $220 million of outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. The Credit Facility includes 30 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50 million in standby letters of credit. As of December 31, 2008 and 2007, we had no letters of credit outstanding. While we have not experienced and do not anticipate any difficulties in obtaining funding from any of our lenders,

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

the lack of or delay in funding by one of more members of our banking group could negatively affect our liquidity position.

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

Annual interest under the Credit Facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50% or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period. The effective average interest rate on borrowings under the Credit Facility for the years ended December 31, 2008, 2007 and 2006 was 6.5%, 6.9% and 7.4%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods, respectively, was 0.25%, 0.20% and 0.25%. Interest and other financing costs related to the Credit Facility totaled $11,821,000, $10,205,000 and $12,490,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest and other financing costs for the year ended December 31, 2006 included a one-time charge of $1,702,000 related to the reduction of the commitment under the Credit Facility from $350 million to $200 million. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of December 31, 2008 and 2007, the unamortized portion of debt issue costs totaled $8,181,000 and $10,261,000, respectively.

The Credit Facility contains various covenants (including certain subjective representations and warranties) that, subject to exceptions, limit our and subsidiary guarantors’ ability to grant liens; make loans and investments; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the Credit Facility limits us and our subsidiary guarantors’ ability to incur additional indebtedness, subject to exceptions, including (i) purchase money indebtedness and indebtedness related to capital or synthetic leases, (ii) unsecured indebtedness qualifying as subordinated debt and (iii) certain privately placed or public term unsecured indebtedness.

The Credit Facility also contains covenants, which, among other things, require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios or conditions as follows:

•	a minimum EBITDA to interest expense ratio (using four quarters’ EBITDA as defined under the Credit Facility) of 2.5 to 1.0;

•	a maximum total debt to EBITDA ratio of 5.0 to 1.0 (with no future reductions) with the option to increase the total debt to EBITDA ratio to not more than 5.5 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $50 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

At December 31, 2008, our ratio of total debt to EBITDA was 3.32x, and our ratio of EBITDA to interest expense was 3.68x. Based on our ratio of total debt to EBITDA, our additional borrowing capacity under the Credit Facility as of December 31, 2008 was approximately $330 million. If we failed to meet these ratios or experience a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

Our Credit Facility also contains customary events of default, including the following:

•	failure to pay any principal when due, or, within specified grace periods, any interest, fees or other amounts;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject to certain grace periods in some cases;

•	default on the payment of any other indebtedness in excess of $5 million, or in the performance of any obligation or condition with respect to such indebtedness, beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	our inability to demonstrate compliance with financial covenants within a specified period after Bighorn or Fort Union is prohibited from making a distribution to its members;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $5 million upon which enforcement proceedings are brought or are not stayed pending appeal; and

•	a change of control (as defined in the Credit Facility).

If an event of default exists under the Credit Facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under Credit Facility.

We are in compliance with the covenants under the Credit Facility as of December 31, 2008.

Senior Notes

8.125% Senior Notes Due 2016.  In February 2006 and November 2007, we issued $225 million and $125 million, respectively, in aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”).

The 2016 Notes issued in November 2007 priced above par, resulting in a $781,000 bond premium that is being amortized over the remaining term of the 2016 Notes. During November and December 2008, we repurchased, at market prices, and retired $17,335,000 in aggregate principal of the 2016 Notes below par value and recognized a gain of $4,882,000 on the retirement of the debt. The repurchases and retirements were not made pursuant to the redemption provisions of the indenture discussed below.

Interest and other financing costs related to the 2016 Notes totaled $29,470,000, $20,195,000 and $17,091,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs incurred in connection with the issuance of the 2016 Notes are being amortized over the term of the 2016 Notes and, as of December 31, 2008, the unamortized portion of debt issue costs totaled $6,130,000.

7.75% Senior Notes Due 2018.  On May 16, 2008, we issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) in a private placement. We used the net proceeds from the 2018 Notes, after deducting initial purchaser discounts and offering costs of $6,568,000, to reduce the balance outstanding under our Credit Facility. During November and December 2008, we repurchased at market prices and retired $32,250,000 in aggregate principal of the 2018 Notes below par value and recognized a gain of $10,390,000 on the retirement of this debt. The repurchases and retirements were not made pursuant to the redemption provisions of the indenture discussed below.

Interest and other financing costs relating to the 2018 Notes totaled $15,351,000 for the period from May 16, 2008 through December 31, 2008. Interest on the 2018 Notes is payable each June 1 and December 1, commencing December 1, 2008. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of December 31, 2008, the unamortized portion totaled $5,498,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt (Continued)

General.  The Senior Notes represent our senior unsecured obligations and rank pari passu in right of payment with all our other present and future senior indebtedness. The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any). The Senior Notes rank senior in right of payment to all of our future subordinated indebtedness.

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

The Senior Notes are redeemable, in whole or in part and at our option, at stated redemption prices plus accrued and unpaid interest to the redemption date. If we undergo a change in control, we must give the holders of Senior Notes an opportunity to sell us their notes at 101% of the face amount, plus accrued and unpaid interest date.

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

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At December 31, 2008, our ratio of EBITDA to fixed charges was 3.69x.

These covenants are subject to customary exceptions and qualifications. Additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

We are in compliance with the covenants under the Senior Notes as of December 31, 2008.

Condensed consolidating financial information for Copano and our wholly owned subsidiaries is presented below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008						December 31, 2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,417	$—	$43,267	$—	$—	$63,684	$10,018	$—	$62,647	$—	$—	$72,665
Accounts receivable, net	1	—	96,027	—	—	96,028	476	—	127,058	—	—	127,534
Intercompany receivable	110,551	—	(110,551)	—	—	—	37,027	—	(37,027)	—	—	—
Risk management assets	—	—	76,440	—	—	76,440	—	—	3,289	—	—	3,289
Prepayments and other current assets	911	—	4,093	—	—	5,004	877	—	3,004	—	—	3,881

Total current assets	131,880	—	109,276	—	—	241,156	48,398	—	158,971	—	—	207,369

Property, plant and equipment, net	136	—	823,438	—	—	823,574	264	—	694,463	—	—	694,727
Intangible assets, net	—	—	198,974	—	—	198,974	—	—	200,546	—	—	200,546
Investment in unconsolidated affiliates	—	—	640,598	640,598	(640,598)	640,598	—	—	632,725	632,725	(632,725)	632,725
Investment in consolidated subsidiaries	1,723,814	—	—	—	(1,723,814)	—	1,473,187	—	—	—	(1,473,187)	—
Escrow Cash	—	—	1,858	—	—	1,858	—	—	—	—	—	—
Risk management assets	—	—	82,892	—	—	82,892	—	—	10,598	—	—	10,598
Other assets, net	19,809	—	4,804	—	—	24,613	17,589	—	5,529	—	—	23,118

Total assets	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$2	$—	$103,847	$—	$—	$103,849	$35	$—	$147,011	$—	$—	$147,046
Accrued interest	11,878	—	26	—	—	11,904	11,319	—	—	—	—	11,319
Accrued tax liability	784	—	—	—	—	784	483	—	3,436	—	—	3,919
Risk management liabilities	—	—	6,272	—	—	6,272	—	—	27,710	—	—	27,710
Other current liabilities	1,731	—	15,056	—	—	16,787	882	—	12,049	—	—	12,931

Total current liabilities	14,395	—	125,201	—	—	139,596	12,719	—	190,206	—	—	202,925

Long-term debt	821,119	—	—	—	—	821,119	630,773	—	—	—	—	630,773
Deferred tax provision	1,718	—	—	—	—	1,718	1,231	—	—	—	—	1,231
Risk management and other noncurrent liabilities	449	—	12,825	—	—	13,274	579	—	39,439	—	—	40,018
Members’/Partners’ capital:
Common units	865,343	—	—	—	—	865,343	661,585	—	—	—	—	661,585
Class C units	13,497	—	—	—	—	13,497	40,492	—	—	—	—	40,492
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Class E units	—	—	—	—	—	—	175,634	—	—	—	—	175,634
Paid-in capital	33,734	1	1,544,237	629,359	(2,173,597)	33,734	23,773	1	1,507,285	628,375	(2,135,661)	23,773
Accumulated (deficit) earnings	(54,696)	(1)	111,951	11,239	(123,189)	(54,696)	(7,867)	(1)	77,837	4,350	(82,186)	(7,867)
Other comprehensive loss	67,626	—	67,626	—	(67,626)	67,626	(111,935)	—	(111,935)	—	111,935	(111,935)

	1,037,958	—	1,723,814	640,598	(2,364,412)	1,037,958	894,136	—	1,473,187	632,725	(2,105,912)	894,136

Total liabilities and members’/partners’ capital	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665	$1,539,438	$—	$1,702,832	$632,725	$(2,105,912)	$1,769,083

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008						Year Ended December 31, 2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$747,258	$—	$—	$747,258	$—	$—	$518,431	$—	$—	$518,431
Natural gas liquids sales	—	—	597,986	—	—	597,986	—	—	491,432	—	—	491,432
Crude oil sales	—	—	174,667	—	—	174,667	—	—	77,142	—	—	77,142
Transportation, compression and processing fees	—	—	59,006	—	—	59,006	—	—	22,306	—	—	22,306
Condensate and other	—	—	50,169	—	—	50,169	—	—	32,349	—	—	32,349

Total revenue	—	—	1,629,086	—	—	1,629,086	—	—	1,141,660	—	—	1,141,660

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	1,178,304	—	—	1,178,304	—	—	853,964	—	—	853,964
Cost of crude oil purchases	—	—	171,401	—	—	171,401	—	—	74,814	—	—	74,814
Transportation	—	—	21,971	—	—	21,971	—	—	5,948	—	—	5,948
Operations and maintenance	948	—	53,613	—	—	54,561	1,764	—	39,392	—	—	41,156
Depreciation and amortization	44	—	53,110	—	—	53,154	34	—	39,933	—	—	39,967
General and administrative	25,610	—	19,961	—	—	45,571	10,848	—	23,790	—	—	34,638
Taxes other than income	—	—	3,019	—	—	3,019	—	—	2,637	—	—	2,637
Equity in earnings from unconsolidated affiliates	—	—	(6,889)	(6,889)	6,889	(6,889)	—	—	(2,850)	(2,850)	2,850	(2,850)

Total costs and expenses	26,602	—	1,494,490	(6,889)	6,889	1,521,092	12,646	—	1,037,628	(2,850)	2,850	1,050,274

Operating (loss) income	(26,602)	—	134,596	6,889	(6,889)	107,994	(12,646)	—	104,032	2,850	(2,850)	91,386
Other income (expense):
Interest and other income	47	—	1,127	—	—	1,174	247	—	2,607	—	—	2,854
Gain on retirement of unsecured debt	15,272	—	—	—	—	15,272	—	—	—	—	—	—
Interest and other financing costs	(53,172)	—	(11,806)	—	—	(64,978)	(29,467)	—	116	—	—	(29,351)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(64,455)	—	123,917	6,889	(6,889)	59,462	(41,866)	—	106,755	2,850	(2,850)	64,889
Provision for income taxes	(1,249)	—	—	—	—	(1,249)	(1,714)	—	—	—	—	(1,714)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(65,704)	—	123,917	6,889	(6,889)	58,213	(43,580)	—	106,755	2,850	(2,850)	63,175
Equity in earnings from consolidated subsidiaries	123,917	—	—	—	(123,917)	—	106,755	—	—	—	(106,755)	—

Net income (loss)	$58,213	$—	$123,917	$6,889	$(130,806)	$58,213	$63,175	$—	$106,755	$2,850	$(109,605)	$63,175

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$448,054	$—	$—	$448,054
Natural gas liquids sales	—	—	369,892	—	—	369,892
Transportation, compression and processing fees	—	—	16,232	—	—	16,232
Other	—	—	26,094	—	—	26,094

Total revenue	—	—	860,272	—	—	860,272

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	669,158	—	—	669,158
Transportation	—	—	3,026	—	—	3,026
Operations and maintenance	917	—	31,567	—	—	32,484
Depreciation and amortization	66	—	31,927	—	—	31,993
General and administrative	9,296	1	17,238	—	—	26,535
Taxes other than income	—	—	2,061	—	—	2,061
Equity in earnings from unconsolidated affiliates	—	—	(1,297)	(1,297)	1,297	(1,297)

Total costs and expenses	10,279	1	753,680	(1,297)	1,297	763,960

Operating (loss) income	(10,279)	(1)	106,592	1,297	(1,297)	96,312
Other income (expense):
Interest and other income	—	—	1,706	—	—	1,706
Interest and other financing costs	(33,207)	—	303	—	—	(32,904)

(Loss) income before equity in earnings from consolidated subsidiaries	(43,486)	(1)	108,601	1,297	(1,297)	65,114
Equity in earnings from consolidated subsidiaries	108,600	—	—	—	(108,600)	—

Net income (loss)	$65,114	$(1)	$108,601	$1,297	$(109,897)	$65,114

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008						Year Ended December 31, 2007
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(155,565)	$—	$245,489	$22,460	$(22,460)	$89,924	$(19,109)	$—	$147,327	$3,706	$(3,706)	$128,218

Cash Flows From Investing Activities:
Net cash (used in) provided by investing activities	66,010	—	(198,855)	(23,463)	(42,547)	(198,855)	(605,668)	—	(727,052)	(1,051)	606,719	(727,052)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	99,954	—	(66,014)	26,833	39,177	99,950	633,509	—	604,174	1,727	(607,395)	632,015

Net increase (decrease) in cash and cash equivalents	10,399	—	(19,380)	25,830	(25,830)	(8,981)	8,732	—	24,449	4,382	(4,382)	33,181
Cash and cash equivalents, beginning of year	10,018	—	62,647	4,382	(4,382)	72,665	1,286	—	38,198	—	—	39,484

Cash and cash equivalents, end of year	$20,417	$—	$43,267	$30,212	$(30,212)	$63,684	$10,018	$—	$62,647	$4,382	$(4,382)	$72,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(55,791)	$(1)	$147,471	$—	$—	$91,679

Cash Flows From Investing Activities:
Net cash provided (used in) by investing activities	61,269	—	(70,700)	(10,438)	(50,422)	(70,291)

Cash Flows From Financing Activities:
Net cash (used in) provided by financing activities	(5,359)	—	(62,702)	10,438	50,422	(7,201)

Net increase (decrease) in cash and cash equivalents	119	(1)	14,069	—	—	14,187
Cash and cash equivalents, beginning of year	1,167	1	24,129	—	—	25,297

Cash and cash equivalents, end of year	$1,286	$—	$38,198	$—	$—	$39,484

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

Other Indebtedness

During, 2006, we had an unsecured term loan of $100 million with Banc of America Bridge LLC and certain of its affiliates outstanding from September through December. In December 2006, we used proceeds from a public equity offering to repay and terminate this loan. Interest and other financing costs related to this loan totaled $2,194,000 for the year ended December 31, 2006. Effective with the early termination of this agreement, we charged $588,000 to interest expense, representing the balance of the unamortized debt issue costs.

During, 2005, we entered into a $170 million senior unsecured term loan facility with Banc of America Bridge LLC, as Lender, to finance a portion of our acquisition of the Oklahoma segment. In January 2006, we used proceeds from a private placement of equity to repay $20 million of the balance outstanding under this term loan. We used proceeds from our issuance of 2016 Notes in February 2006 to repay and terminate this term loan. Interest and other financing costs related to this term loan totaled $2,125,000 for the year ended December 31, 2006, including the amortization of debt issue costs of $584,000.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2008 were as follows (in thousands):

Principal
Year	Amount

2009	$—
2010	—
2011	—
2012	220,000
2013	—
Thereafter	600,415

$820,415

Note 8 —	Members’ Capital

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

Class C Units

On May 1, 2007, as part of the consideration for the Cimmarron Acquisition, we issued in a private placement 1,579,409 Class C units, a new class of equity interests, to the sellers of Cimmarron. The Class C units represented approximately $54.0 million of the acquisition consideration, based on the average closing price of our common units over the ten business days preceding the execution date of the acquisition agreement. Our limited liability agreement provides that up to 25% of the total Class C units issued (less any Class C units released to us in

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

satisfaction of obligations of the sellers pursuant to the arrangement described below) will convert into common units on each of the six-month, 12-month, 18-month and 24-month anniversaries of the closing of the Cimmarron Acquisition. Class C units are not entitled to receive quarterly cash distributions. Otherwise, the Class C units have the same terms and conditions as our common units, including with respect to voting rights. The Class C units are not quoted for trading on NASDAQ or any other securities exchange. On each of November 1, 2007, May 1, 2008, and, November 1, 2008, 394,852 of the Class C units, or 75% of the total Class C units issued, converted to common units. The remaining 394,853 Class C units will convert into common units on May 1, 2009.

At the closing of the Cimmarron Acquisition, 453,838 Class C units otherwise issuable to the sellers of Cimmarron, representing approximately $17.5 million of the acquisition consideration, were deposited into escrow for up to one year to satisfy post-closing claims for indemnification by us, if any, with respect to certain representations and warranties of the Cimmarron sellers (including with respect to title to the Cimmarron partnership interests). The acquisition agreement provides that, at the six-month anniversary of the closing, no such indemnity claims exist, the amount of Class C units held in escrow would be reduced to $5.0 million. On November 1, 2007, the six-month anniversary of the Cimmarron Acquisition, we determined that no indemnity claims existed to be satisfied using the Class C units. Accordingly, on November 2, 2007, the escrow agent released 320,190 Class C units to the Cimmarron sellers, which reduced the number of Class C units in escrow to 133,648, representing $5.0 million. The remaining 133, 648 Class C units were released from escrow on May 1, 2008 when we determined that no indemnity claims existed.

Pursuant to a registration rights agreement among us and the Cimmarron sellers, we registered unitholder resales of the common units issuable upon conversion of the Class C units on a Registration Statement on Form S-3/ASR, which became effective upon filing December 17, 2007. The Class C units are not quoted for trading on NASDAQ or any other securities exchange.

Class D Units

Class D Units outstanding as of December 31, 2008 totaled 3,245,817. We issued these units in October 2007 in a private placement to the seller of Cantera as part of the Consideration for the Cantera Acquisition. The Class D units represented approximately $112.5 million of the Consideration. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not quoted for trading on NASDAQ or any other securities exchange. No vote of our common unitholders will be required to convert the Class D units to common units.

Pursuant to a registration rights agreement among us and the Cantera seller, we are obligated to file a shelf registration statement relating to resales of our common units issued upon conversion of the Class D units within 60 days after the date of conversion.

Class E Units

On October 19, 2007, as part of our financing for the Cantera Acquisition, we issued 5,598,836 Class E units in a private placement for aggregate proceeds of $177.9 million. The Class E units had no voting rights other than as required by law, were subordinate to our common units on dissolution and liquidation and had no distribution rights. On November 14, 2008, all of the Class E units converted automatically into common units as approved by our common unitholders at a special meeting of unitholders held March 13, 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

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

Pre-IPO Investors

Pursuant to our limited liability company agreement, certain of our investors existing prior to our initial public offering (the “Pre-IPO Investors”) agreed to reimburse us for general and administrative expenses in excess of stated levels for a period of three years beginning on January 1, 2005. Specifically, to the extent general and administrative expenses exceeded certain levels, the portion of the general and administrative expenses ultimately funded by us (subject to certain adjustments and exclusions) was limited, or capped. For the years ended December 31, 2007, 2006 and 2005, the “cap” limited our general and administrative expense obligations to $1.8 million, $1.65 million and $1.5 million per quarter (subject to certain adjustments and exclusions), respectively. During this three-year period, the quarterly limitation on general and administrative expenses was increased by 10% of the amount by which EBITDA (as defined) for any quarter exceeded $5.4 million. The following summarizes capital contributions made to us by our Pre-IPO Investors (in thousands):

	Year Ended December 31,
Period Covered	2008	2007	2006	2005

January 1, 2005 through September 30, 2005	$—	$—	$—	$4,068
October 1, 2005 through September 30, 2006	—	—	4,607	—
October 1, 2006 through September 30, 2007	—	9,965	—	—
October 1, 2007 through December 31, 2007	4,103	—	—	—

Commencing with the first quarter of 2008, our Pre-IPO investors no longer had this obligation.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

Distributions

The following table sets forth information regarding distributions to our unitholders for the quarterly periods indicated:

	Distribution
Quarter Ending	Per unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2005	$0.2750	January 18, 2006	February 1, 2006	February 14, 2006	$10,081,000
March 31, 2006	0.3000	April 18, 2006	May 1, 2006	May 15, 2006	11,000,000
June 30, 2006	0.3375	July 19, 2006	August 1, 2006	August 14, 2006	12,400,000
September 30, 2006	0.3750	October 18, 2006	November 1, 2006	November 14, 2006	13,800,000
December 31, 2006	0.4000	January 18, 2007	February 1, 2007	February 14, 2007	17,025,000
March 31, 2007	0.4200	April 18, 2007	May 1, 2007	May 15, 2007	17,881,000
June 30, 2007	0.4400	July 18, 2007	August 1, 2007	August 14, 2007	18,743,000
September 30, 2007(a)	0.4700	October 17, 2007	November 1, 2007	November 14, 2007	20,276,000
December 31, 2007	0.5100	January 16, 2008	February 1, 2008	February 14, 2008	24,336,000
March 31, 2008	0.5300	April 16, 2008	May 1, 2008	May 15, 2008	25,506,000
June 30, 2008	0.5600	July 16, 2008	August 1, 2008	August 14, 2008	27,242,000
September 30, 2008	0.5700	October 15, 2008	November 3, 2008	November 14, 2008	27,969,000
December 31, 2008	0.5750	January 14, 2009	February 2, 2009	February 13, 2009	31,466,000

(a)	Common units issued on October 19, 2007 were not eligible for this distribution pursuant to the provisions of the unit purchase agreement between us and the Class E unit purchasers.

Accounting for Equity-Based Compensation

As discussed in Note 2, we use SFAS No. 123(R) to account for Equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”), discussed in “Restricted Common Units,” “Phantom Units” and “Unit Options” below. As of December 31, 2008, the number of units available for grant under our long-term incentive plan totaled 5,000,000, of which up to 426,771 units were eligible to be issued as restricted common units or phantom units.

Restricted Common Units.  Restricted units are awarded under our LTIP and are common units that vest over time and are subject to forfeiture during such time. In addition, restricted units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors, and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement. Some restricted common unit award agreements provide that, upon vesting, the Company has the right to deliver an amount of cash equal to the fair market value of the units on the vesting date in lieu of issuing the units. Upon vesting, it is the intention of the Company to issue common units rather than delivering a cash equivalent. Distributions made on restricted units may be subject to the same vesting provisions as the restricted units. The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants do not pay any consideration for the common units they receive.

The aggregate intrinsic value of the restricted common units net of anticipated forfeitures is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $1,781,000, $2,125,000 and $1,475,000 related to the amortization of restricted common units outstanding during the years ended December 31, 2008, 2007 and 2006, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

A summary of restricted unit activity is provided below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-	Number of	Grant-	Number of	Grant-
	Restricted	Date Fair	Restricted	Date Fair	Restricted	Date Fair
	Units	Value	Units	Value	Units	Value

Outstanding at beginning of period	241,181	$22.92	315,936	$20.84	278,236	$18.30
Granted	18,000	12.61	23,500	37.20	120,540	24.51
Vested	(89,122)	21.94	(93,742)	19.56	(69,306)	17.38
Vested-non released	395	20.25	—	—	—	—
Forfeited	(685)	20.95	(4,513)	21.09	(13,534)	19.01

Outstanding at end of period	169,769	$22.35	241,181	$22.92	315,936	$20.84

During May 2006, we modified three employee restricted common unit grants totaling 21,702 units, and 12 director restricted common unit grants totaling 42,000 units, to accelerate their respective annual vesting dates by up to two months. These modifications were made to reduce certain of our tax administrative costs. SFAS No. 123(R) required us to revalue these restricted common unit grants as of the date of the modification and, as a result, we will recognize an additional $857,000 of compensation expense over the remaining life of these modified awards. For the years ended December 31, 2008, 2007 and 2006 we recognized $91,000, $473,000 and $291,000, respectively, of this increased expense.

As of December 31, 2008, 2007 and 2006, unrecognized compensation costs related to outstanding restricted common units totaled $2,763,000, $4,347,000 and $5,621,000, respectively. The expense is expected to be recognized over an approximate weighted average period of 2 years. The total fair value of restricted common units vested during the years ended December 31, 2008, 2007 and 2006 was $2,498,000, $3,593,000 and $1,769,000, respectively.

Phantom Units.  Phantom units are awarded under our LTIP and, upon vesting, entitle the holder to receive our common units or an equivalent amount of cash, as determined by the Compensation Committee in its discretion. It is the intention of the Compensation Committee to settle vested phantom units by issuing common units (fractional units, if any, would be settled in cash). Generally, phantom units vest over time and are subject to forfeiture. In addition, phantom units vest upon a change of control, unless provided otherwise by the Compensation Committee of our Board of Directors, and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement. DERs, or distribution equivalent rights, granted in tandem with phantom units may be subject to the same vesting provisions as the phantom units. The phantom units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the units. Therefore, plan participants do not pay any cash consideration for the phantom units they receive. No phantom units were awarded under our LTIP prior to June 2007.

The aggregate intrinsic value of phantom units net of anticipated forfeitures is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $2,972,000 and $412,000, related to the amortization of phantom units outstanding during the years ended December 31, 2008 and 2007, respectively.

In June 2008, we issued 35,810 performance based phantom units under our LTIP at a fair value of $626,000. These awards vest in three equal installments on each May 15 following the grant date, provided a performance goal for the applicable measurement period is met. The number of performance based phantom units to vest is dependent on the level of achievement of the performance goal, which is a specified percentage of total return to holders of our

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

common units based on the market price of our common units. These awards were valued using a Monte Carlo simulation technique, an approved valuation method under SFAS No. 123(R). The model utilizes the change in the unit price over time, estimated future distributions, estimated risk-free rate of return, annual volatility and projected rate of error to establish the grant date fair value of the awards. The fair value of phantom unit awards not containing performance conditions are measured using the closing price of our common units on the date of grant. No performance based phantom units were issued under the LTIP prior to this issuance. The performance based phantom unit award also includes an opportunity at the end of the three-year period to earn bonus units totaling up to 50% of the total performance based phantom award, provided that the performance goal, which is based on total return to Copano unitholders for the three-year period, is met.

A summary of the phantom unit activity is provided below:

	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Phantom	Grant-Date	Phantom	Grant-Date
	Units	Fair Value	Units	Fair Value

Outstanding at beginning of year	100,795	$40.81	—	$—
Granted	532,248	32.40	101,465	40.82
Vested	(39,477)	26.55	—	—
Vested-non released	450	38.78	—	—
Forfeited	(5,106)	38.06	(670)	41.74

Outstanding at end of period	588,910	34.18	100,795	$40.81

As of December 31, 2008, unrecognized compensation expense related to outstanding phantom units totaled $17,934,000. The expense is expected to be recognized over an approximate weighted average period of 4 years.

Unit Options.  Unit options are granted under our LTIP and entitle the holder to purchase our common units at an exercise price that may not be less than the fair market value of the underlying units on the date of grant. In general, unit options become exercisable over a period determined by our Compensation Committee. In addition, unit options become exercisable upon a change in control, unless provided otherwise by our Compensation Committee, and may vest in other circumstances (for example, death or disability), as approved by our Compensation Committee and reflected in an award agreement. Some option award agreements provide that, upon exercise, we have the right to deliver an amount of cash equal to the fair market value of the units on the exercise date over the exercise price of the unit options in lieu of issuing the common units. It is our intention to issue common units rather than delivering a cash equivalent upon the exercise of a unit option. We recognized non-cash compensation expense of $899,000, $685,000 and $435,000 related to the amortization of unit options outstanding during the years ended December 31, 2008, 2007 and 2006, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

A summary of unit option activity under our LTIP is provided below:

	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Units	Average	Units	Average	Units	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,442,847	$22.60	1,212,506	$17.15	982,220	$15.09
Granted	191,500	32.05	418,200	37.60	315,490	23.52
Exercised	(71,722)	15.74	(115,288)	15.72	(30,064)	12.58
Cancelled	(37,040)	14.79	—	—	—	—
Forfeited	(114,579)	30.62	(72,571)	29.92	(55,140)	18.01

Outstanding at end of period	1,411,006	$23.78	1,442,847	$22.60	1,212,506	$17.15

Aggregate intrinsic value at end of period	$453,000		$19,843,000		$15,337,000
Weighted average remaining contractual term	7.4 years		8.1 years		8.6 years
Exercisable Options:
Outstanding at end of period	556,866	$18.60	362,645	$15.43	236,268	$13.81
Aggregate intrinsic value at end of period	$329,000		$7,585,000		$3,779,000
Weighted average remaining contractual term	6.7 years		7.5 years		8.2 years
Weighted average fair value of option granted		$3.00		$4.33		$3.10
Options expected to vest:
At end of period	1,269,905	$23.78	1,298,562	$22.60	1,091,256	$17.15
Aggregate intrinsic value at end of period	408,000		$17,859,000		$13,803,000
Weighted average remaining contractual term	7.4 years		8.1 years		8.6 years

Exercise prices for unit options outstanding as of December 31, 2008 ranged from $10.00 to $44.14.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

	Year Ended December 31,
	2008	2007	2006

Weighted average exercise price	$32.05	$37.60	$23.52
Expected volatility	20.0-20.7%	20.6-21.5%	21.3-22.5%
Distribution yield	6.18-6.59%	6.00-6.10%	5.97-6.04%
Risk-free interest rate	1.76-3.94%	3.48-5.11%	4.33-5.14%
Expected term (in years)	6.5	6.5	6.5
Weighted average grant-date fair value of options granted	$3.00	$4.33	$3.10
Total intrinsic value of options exercised	$1,117,000	$2,361,000	$412,000

During January 2008, we modified certain employee unit option awards totaling 40,180 units to accelerate the vesting period and to provide for the inclusion of consulting arrangements in the awards’ definition of “employment.” SFAS No. 123(R) required us to revalue these unit option grants as of the date of the modification and, as a result, we will recognize an additional $102,000 of compensation expense over the remaining life of these modified awards. For the year ended December 31, 2008, we recognized $42,000 of this increased expense.

As of December 31, 2008, 2007 and 2006, unrecognized compensation costs related to outstanding unit options issued under our LTIP totaled $2,534,000, $2,805,000 and $1,899,000, respectively. The expense is expected to be recognized over a weighted average period of approximately 7 years.

Liability Awards.  In November 2008, we amended the Management Incentive Compensation Plan (“MICP”) and the Employee Incentive Compensation Program (“EICP”) to provide our Compensation Committee with the discretion to approve bonus payments (including EICP bonuses relating to the third quarter of 2008) using equity grants, as an alternative to cash payments. Since SFAS No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a variable number of units to be classified as a liability, the equity awards issued to settle the EICP and the MICP obligations are classified as liability awards. During November 2008, we issued 25,639 phantom units to employees in settlement of the third quarter 2008 EICP bonus of $561,000. As of December 31, 2008, we accrued $850,000 and $1,458,000 for the fourth quarter 2008 EICP bonuses and the 2008 MICP incentive bonuses, respectively. We settled these obligations by issuing 98,697 unit awards on February 19, 2009, the grant date. Unit awards are common units granted under our LTIP that are not subject to vesting or forfeiture.

A summary of 2008 phantom unit activity to settle EICP obligations is provided below.

2008
Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	$—	$—
Granted	25,639	21.04
Forfeited	—	—
Vested	(25,639)	21.04

Outstanding at end of year	$—	$—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement, as amended, with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the years ended December 31, 2008, 2007 and 2006, we reimbursed Copano Operations $3,236,000, $3,250,000 and $3,329,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of December 31, 2008 and 2007, amounts payable by us to Copano Operations were $5,000 and $81,000, respectively. In addition, certain of our subsidiaries are co-lessors of office space with Copano Operations. Pursuant to our services agreement with Copano Operations, we reimburse Copano Operations for lease payments that it makes for our benefit.

Our management estimates that these expenses on a stand-alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three years in the period ended December 31, 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Year Ended December 31,
	2008	2007	2006

Affiliates of Mr. Eckel:
Natural gas sales(1)	$113	$31	$97
Gathering and compression services(2)	22	30	32
Natural gas purchases(3)	1,426	2,251	1,808
Webb Duval:
Natural gas sales(1)	590	—	706
Natural gas purchases(3)	2,542	955	1,695
Transportation costs(4)	379	357	358
Southern Dome:
Natural gas liquid sales(5)	—	302	—
Condensate sales(6)	—	145	—
Bighorn:(7)
Gathering costs(4)	603	166	—
Natural gas purchases(3)	30	—	—
Fort Union:(7)
Gathering costs(4)	8,440	2,110
Treating costs(3)	856	125	—
Other:(8)
Natural gas sales(1)	423	212	—

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Costs included in transportation on our consolidated statements of operations.

(5)	Revenues included in natural gas liquid sales on our consolidated statements of operations.

(6)	Revenues included in condensate and other on our consolidated statements of operations.

(7)	The results for 2007 include the period from October 1, 2007 through December 31, 2007.

(8)	The results for 2007 include the period from May 1, 2007 through December 31, 2007.

As of December 31, 2008, and 2007 amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $199,000 and $177,000 respectively, which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we receive a management fee from Webb Duval, which, along with any other reimbursable costs, is the total compensation paid to us by Webb Duval. We charged Webb Duval management fees of $216,000, $211,000 and $192,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Reimbursable costs charged Webb Duval totaled $654,000, $522,000 and $318,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our receivable from Webb Duval

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

totaled $287,000 and our payable to Webb Duval totaled $80,000. As of December 31, 2007, our receivable from Webb Duval totaled $146,000 and our payable to Webb Duval totaled $481,000.

We receive a management fee of $250,000 per year from Southern Dome, which, along with any other reimbursable costs, is the total compensation paid to us by Southern Dome. For the year ended December 31, 2008, Southern Dome paid us $250,000 in management fees and $599,000 in other reimbursable costs. For the year ended December 31, 2007, Southern Dome paid us $250,000 in management fees and $448,000 in other reimbursable costs. For the year ended December 31, 2006, Southern Dome paid us $250,000 in management fees and $1,124,000 in other reimbursable costs. As of December 31, 2008 and 2007, our receivable from Southern Dome totaled $89,000 and $820,000, respectively.

We receive management fees and cost reimbursements from Bighorn, which is the total compensation paid to us by Bighorn. For the year ended December 31, 2008, Bighorn paid us $287,000 in management fees and $252,000 in other reimbursable costs. For the period from October 1, 2007 through December 31, 2007, Bighorn paid us $115,000 in management fees and $49,000 in other reimbursable costs. As of December 31, 2008 and 2007, our receivable from Bighorn totaled $2,109,000 and $323,000, respectively, and our payable to Bighorn totaled $45,000 as of December 31, 2008.

We receive cost reimbursements from Fort Union, which is the total compensation paid to us by Fort Union. For the year ended December 31, 2008 and for the period from October 1, 2007 through December 31, 2007, Fort Union paid us $95,000 and $22,000, respectively, in reimbursable costs. As of December 31, 2008 and 2007, our receivable from Fort Union totaled $269,000 and $14,000, respectively. As of December 31, 2008 and 2007, our payable to Fort Union totaled $175,000 and $759,000, respectively.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Other

For the year ended December 31, 2008, certain of our operating subsidiaries paid operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) $4,977,000 for the purchase and installation of compressors, compression services and compressor repairs. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Operating Officer.

Note 10 —	Customer Information

The following tables summarize our significant customer information for the period indicated.

Percentage of Consolidated Revenue(1)

		Year Ended December 31,
Customer	Segment	2008	2007	2006

Enterprise Products Operating, L.P.	Texas	14%	20%	19%
ONEOK Energy Services, L.P.	Oklahoma	16%	16%	21%
ONEOK Hydrocarbon, L.P.	Oklahoma	13%	14%	13%
KMTP	Texas	9%	10%	14%

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Customer Information (Continued)

Percentage of Consolidated Cost of Goods Sold(1)

		Year Ended December 31,
Producers	Segment	2008	2007	2006

New Dominion LLC	Oklahoma	13%	18%	19%
Altex Resources, Inc.	Oklahoma	—	—	5%

Percentage of Consolidated Accounts Receivable(1)

		Year Ended December 31,
Customer or Counterparty	Segment	2008	2007	2006

ONEOK Energy Services, L.P.	Oklahoma	15%	18%	25%
ONEOK Hydrocarbon, L.P.	Oklahoma	—	13%	13%
Enterprise Products Operating, L.P.	Texas	—	10%	11%
KMTP	Texas	11%	8%	12%
The Goldman Sachs Group, Inc.	Texas	10%	—	—

(1)	Percentages are not provided for periods for which the customer or producer is not considered significant.

Note 11 —	Risk Management Activities

We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, calls, swaps and other financial instruments to mitigate the effects of the identified risks. In general, we attempt to hedge risks related to the variability of our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

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

Our Risk Management Committee monitors and ensures compliance with the risk management policy and consists of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. Derivatives transactions may be executed by our Chief Financial Officer, our Vice President, Finance, our Chief Executive Officer or our Chief Operating Officer. The risk management policy provides that all derivatives transactions must be authorized in advance of execution by both our Chief Executive Officer and our Chief Operating Officer. The policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over-the-counter counterparties with investment

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. Under this documentation, the payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. For derivatives designated as cash flow hedges, we recognize the effective portion of changes in fair value as other comprehensive income (“OCI”) and reclassify them to revenue within the consolidated statements of income as the underlying transactions impact earnings. For 2008, $3,308,000 was reclassified to earnings as a result of discontinuing various cash flow hedges upon determining that the forecasted transactions were probable of not occurring.

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

During 2008, we purchased puts for ethane, propane, iso-butane, normal butane, natural gasoline and West Texas Intermediate crude oil, and calls for Houston Ship Channel Index natural gas at strike prices reflecting then current market conditions and divested previously acquired put options on these products at lower strike prices. These transactions settled monthly beginning in 2008 and ending in 2011. We conducted these transactions through investment grade counterparties in accordance with our risk management policy and designated these transactions as cash flow hedges to mitigate the impact of increases in NGL prices. Our costs for these transactions were approximately $60,160,000.

In March 2008, we entered into a swap for normal butane to offset a portion of an existing normal butane swap and divested certain natural gas put options. These transactions were executed through two investment grade counterparties in accordance with our risk management policy. We did not designate this swap as a cash flow hedge and we did not incur any costs associated with entering into the swap.

Effective March 31, 2008, we de-designated our existing cash flow hedges for West Texas Intermediate crude, ethane, propane, iso-butane, normal butane and natural gasoline, which were at the time not designated as part of a portfolio hedge. Subsequently, on April 1, 2008, we re-designated these hedges as cash flow hedges as part of a portfolio in order to aggregate our forecasted production across the south Texas and Oklahoma regions. The OCI balance related to the re-designated portfolio hedges was frozen as of March 31, 2008 and is reclassified to income over the respective remaining settlement periods of the underlying contracts.

For the years ended December 31, 2008, 2007 and 2006, we recorded unrealized mark-to-market losses of $3,308,000, $9,845,000 and $0, respectively, related to undesignated economic hedges and unrealized gain of $548,000 and losses of $275,000 and $353,000, respectively, related to ineffectiveness on our risk management portfolio. As of December 31, 2008, the fair value of our commodity hedge portfolio totaled a net asset of $152,677,000 which was comprised of assets aggregating $159,332,000 and liabilities aggregating $6,655,000. As of December 31, 2007, the fair value of our commodity hedge portfolio totaled a net liability of $48,194,000, which consisted of assets aggregating $13,887,000 and liabilities aggregating $62,081,000. As of December 31, 2008, we estimate that $42,970,000 of OCI will be reclassified through earnings in the next 12 months.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. As of December 31, 2008, we hold a notional amount of $145.0 million in interest rate swaps with an average fixed rate of 4.44% that mature between July 2010 and October 2012. Of the $145.0 million of interest rate swaps outstanding as December 31, 2008, we have $25.0 million designated as cash flow hedges.

In October 2005, we entered into two interest rate swap agreements with a notional amount of $25.0 million each in which we exchanged the payment of variable rate interest on a portion of the principal outstanding under the Credit Facility for fixed rate interest. At inception, we designated these two interest rate swaps as cash flow hedges under SFAS No. 133. Effective in December 2006, we de-designated a portion of one of the interest rate swaps when we reduced the outstanding borrowings on our Credit Facility to $30.0 million. As a result, we had hedged transactions representing the notional amount of $25.0 million on one interest rate swap and hedged transactions representing $5.0 million of the notional amount on the second interest rate swap. We adjusted our balance in OCI for the amount of the de-designated interest rate swap to reflect the portion of the gain necessary to offset the cumulative change in expected future cash flows on the hedged transaction, as required under paragraph 30(B)(2) of SFAS No. 133. In December 2006, we recognized a gain from other comprehensive income of $119,000 upon de-designation of the interest rate swap. We also recognized a gain of $50,000 for the portion of the gain between the de-designation date and December 31, 2006 that could not be recorded to OCI under paragraph 30 of SFAS No. 133. In January 2007, we amended and restated our Credit Facility, including extending its maturity date and, as a result, the terms of our outstanding interest rate swaps no longer exactly match the term of the Credit Facility. Consequently, we no longer use the “shortcut” method under SFAS No. 133 in accounting for our interest rate swaps. In March 2007, we borrowed $20.0 million under the Credit Facility, resulting in a principal amount equal to the notional amount of the interest rate swaps so that the total notional amount of both $25.0 million interest rate swaps qualified for hedge accounting.

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

For the years ended December 31, 2008, 2007 and 2006, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market losses of $10,009,000 and $111,000 and a gain of $170,000, respectively, on undesignated interest rate swaps and $17,000, $17,000 and $0, respectively, related to ineffectiveness on the interest rate swaps. For the years ended December 31, 2008, 2007 and 2006, we paid/(received) $1,814,000, $(380,000) and $(168,000), respectively, in settlement of expired or unwound positions. As of December 31, 2008, the fair value of our interest rate swaps totaled a liability of $11,106,000, comprised of a current portion of $3,964,000 and a long-term portion of $7,142,000. As of December 31, 2007, the fair value of our interest rate swaps totaled $4,083,000, comprised of a current portion of $899,000 and a long-term portion of $3,184,000.

As of December 31, 2008, we estimate that $304,000 of OCI will be reclassified through earnings in the next 12 months.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

Adoption of SFAS No. 157

As discussed in Note 2, effective January 1, 2008, we adopted SFAS No. 157. SFAS No. 157 defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We are able to classify fair value balances based on the observable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on a
	Recurring Basis December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Commodity derivatives	$—	$—	$159,332	$159,332
Other derivatives	—	—	—	—

Total	$—	$—	$159,332	$159,332

Liabilities:
Commodity derivatives	$—	$—	$(6,655)	$(6,655)
Other derivatives	—	(11,106)	—	(11,106)

Total	$—	$(11,106)	$(6,655)	$(17,761)

Level 3 derivative contracts primarily relate to our natural gas, West Texas Intermediate crude oil, ethane, propane, iso-butane, normal butane and natural gasoline put options, put spread options, call spread options and swaps. We value our Level 3 commodity derivative contracts based upon the availability of market information. For commodities we hedge on indices that have observable market information, such as, West Texas Intermediate crude and Houston Ship Channel natural gas, we use the observable market prices and volatilities in determining the valuation of a derivative contract. For products we hedge on indices that are thinly-traded or have no readily observable market data, such as, natural gas liquids and Center Point East natural gas and NGLs, we use a multi-

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

variable linear regression methodology to generate forward pricing curves in determining the valuation of a derivative contract.

The following table provides a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands).

	Three Months
	Ended	Year Ended
	December 31,	December 31,
	2008	2008

Balance, beginning of period	$17,045	$(48,194)
Total gains or losses:
Included in earnings	2,107	(3,308)
Included in accumulated other comprehensive loss	141,885	177,136
Purchases, issuances and settlements	(8,360)	27,043
Transfers in and/or out of Level 3	—	—

Balance, end of period	$152,677	$152,677

Change in unrealized losses relating to instruments still held as of December 31, 2008	$3,030	$(2,760)

Unrealized and realized gains and losses for Level 3 recurring items recorded in earnings are included in revenue on the consolidated statements of operations. The effective portion of unrealized gains and losses relating to cash flow hedges are included in accumulated other comprehensive loss on the consolidated balance sheet and statement of members’ capital and comprehensive income (loss)

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the period.

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of December 31, 2008 and 2007 for cash and cash equivalents is believed to approximate fair value because of its short nature and maturity. As of December 31, 2008 and 2007, the debt outstanding under the Credit Facility bore interest at a floating rate. As such, carrying amounts of Credit Facility debt approximate fair values. Estimates of the fair value of our 2016 Notes and 2018 Notes are based on market information as of December 31, 2008.

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$63,684	$63,684	$72,665	$72,665
Credit Facility	220,000	220,000	280,000	280,000
2016 Notes	332,665	226,212	350,773	352,625
2018 Notes	267,750	170,021	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies

Commitments

For the years ended December 31, 2008, 2007 and 2006, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $7,420,000, $3,913,000 and $3,447,000, respectively. As of December 31, 2008, commitments under our lease obligations for the next five years are payable as follows: 2009 — $4,796,000; 2010  — $2,237,000; 2011 — $1,282,000; 2012 — $833,000 and 2013 — $527,000.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of December 31, 2008, we had fixed contractual commitments to purchase 799,185 million British thermal units (“MMBtu”) of natural gas in January 2009. As of December 31, 2008, we had fixed contractual commitments to sell 3,579,915 MMBtu of natural gas in January 2009. All of these contracts are based on index-related market pricing. Using index-related market prices as of December 31, 2008, total commitments to purchase natural gas related to such agreements equaled $4,132,000 and total commitments to sell natural gas under such agreements equaled $18,917,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During December 2008, natural gas volumes purchased under such contracts equaled 10,154,041 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During December 2008, natural gas volumes sold under such contracts equaled 5,381,466 MMBtu.

In connection with the Cantera Acquisition, we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS Gas Transmission”), dated as of July 2, 2003, that provides for annual payments to CMS through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. The earnings thresholds were not met for the years 2004 through 2007; and therefore, there were no payments due in 2005, 2006, 2007 or 2008. If the 2008 earnings threshold is met, we will be obligated to pay CMS Gas Transmission up to $22.5 million in March 2009. Our estimate of the 2009 payment obligation using Bighorn’s and Fort Union’s preliminary results for 2008, is approximately $2,840,000, which is reflected in other current liabilities on the consolidated balance sheet. The Contingent Consideration Note is subordinate to our senior secured indebtedness.

Also, in connection with the Cantera Acquisition, we assumed two firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these two agreements, we are obligated to pay approximately $10,463,000 in 2009, $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013 and $24,713,000 thereafter. All of our obligations under these two firm transportation agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 92% of our total WIC capacity and continue through December 31, 2019. Both agreements expire on December 31, 2019. We have placed in escrow $1,856,000, classified as escrow cash on the consolidated balance sheets, which will serve as credit support for these obligations through 2019.

In September 2008, we entered into a third firm transportation agreement with WIC, under which we are obligated to pay $349,000 in 2009.

Additionally, we assumed two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $10,760,000 for 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012, $7,665,000 for 2013, and $7,665,000 for each of the years thereafter. We have sub-contracted a portion of this commitment to a third party for the duration of the contract. These commitments expire in November 2009 and November 30, 2017.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies (Continued)

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position.

Litigation

As a result of our Cantera Acquisition in October 2007, we acquired Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc. (“CMSFS”)), Cantera Gas Company is a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). The amount of liability, if any, against Cantera Gas Company is not reasonably estimable. Pursuant to the CMS Acquisition purchase agreement, CMS Gas Transmission has assumed responsibility for the defense of these claims, and Cantera Gas Company is fully indemnified by CMS Gas Transmission and its parent, CMS Enterprises Company, against any losses that Cantera Gas Company may suffer as a result of these claims.

As a result of the Cimmarron Acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims unspecified monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. The trial is scheduled for August 2009, and the litigation is in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions is correct, we can give no assurances regarding the litigation’s outcome, and any potential liability we may incur is not reasonably estimable.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Definitive Purchase Agreement

McMullen Lateral Acquisition.  In September 2008, we signed a definitive purchase agreement with Williams’ Transco subsidiary to acquire the McMullen Lateral pipeline, a 151-mile, 24-inch pipeline extending from McMullen County, Texas, to Wharton County, Texas. Closing of the transaction is subject to receipt of necessary and requested Federal Energy Regulatory Commission (“FERC”) authorizations. On December 19, 2008, we filed a joint application with Transco to acquire the McMullen Lateral through an abandonment proceeding (filing number (CP 09-38-000). We have requested a decision from the FERC by May 31, 2009. We plan to finance the transaction and related projects with cash from operations, cash on hand and borrowings under our Credit Facility. Subject to FERC approval, we anticipate making these capital expenditures primarily in 2009 and 2010. Our Board of Directors has also approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines, including Transco, and also provide an additional residue gas outlet for our Houston Central

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies (Continued)

processing plant. The purchase price for the McMullen Lateral is $42.5 million, and we anticipate that the combined costs of the acquisition and related construction projects will total approximately $110.0 million.

Note 14 —	Supplemental Disclosures to the Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

Cash payments for interest, net of $3,471,000, $932,000 and $693,000 capitalized in 2008, 2007 and 2006, respectively	$49,205	$24,471	$26,884
Cash payments for federal and state income taxes	$492	$—	$—

We incurred an increase in liabilities for acquisitions and construction in progress that had not been paid as of December 31, 2008, 2007 and 2006 of $6,028,000, $1,454,000 and $2,418,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 15 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes natural gas midstream services in central and east Oklahoma, including natural gas gathering and related services, natural gas processing and a crude oil pipeline located in south Oklahoma and north Texas. Our Oklahoma segment includes certain assets acquired in the Cimmarron Acquisition and our equity investment in Southern Dome.

•	Texas, which provides natural gas gathering and transmission and related services and natural gas processing, treating, conditioning, NGL fractionation and related NGL transportation operations in Texas and Louisiana. Our Texas segment includes certain assets acquired in the Cimmarron Acquisition, our Louisiana processing assets acquired in the Cantera Acquisition and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and related operations in Wyoming, was acquired through the Cantera Acquisition. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and three firm transportation agreements with WIC.

The amounts indicated below as “corporate and other” relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

We evaluate segment performance based on segment gross margin before depreciation, amortization and impairment. All of our revenue is derived from, and all of our assets and operations are located in, Oklahoma, Texas, Wyoming and Louisiana in the United States. Transactions between reportable segments are conducted on terms similar to those conducted on an arm’s length basis. Operating and maintenance expenses and general and administrative expenses incurred at corporate and other are allocated to Oklahoma, Texas and Rocky Mountains based on actual expenses incurred by each segment or an allocation based on activity, as appropriate.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Segment Information (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands). Prior year information has been restated to conform to the current year presentation of our segment information.

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Year Ended December 31, 2008:
Total segment gross margin	$136,378	$142,723	$5,877	$284,978	$(27,568)	$257,410
Operations and maintenance expenses	24,611	29,950	—	54,561	—	54,561
Depreciation, amortization and impairment	30,598	15,770	5,521	51,889	1,265	53,154
General and administrative expenses	7,832	9,473	2,445	19,750	25,821	45,571
Taxes and other income	1,683	1,336	—	3,019	—	3,019
Equity in earnings from unconsolidated affiliates	(3,283)	(888)	(2,718)	(6,889)	—	(6,889)

Operating income	$74,937	$87,082	$629	$162,648	$(54,654)	$107,994

Sales to external customers	$842,208	$767,842	$46,604	$1,656,654	$(27,568)	$1,629,086
Intersegment sales	(1,991)	1,991	—	—	—	—
Interest and other financing costs	—	—	—	—	64,978	64,978
Net income (loss)	75,444	87,536	753	163,733	(105,520)	58,213
Segment assets	727,875	397,788	711,434	1,837,097	176,568	2,013,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Year Ended December 31, 2007:
Total segment gross margin	$115,099	$121,935	$1,145	$238,179	$(31,245)	$206,934
Operations and maintenance expenses	20,711	20,437	8	41,156	—	41,156
Depreciation, amortization and impairment	25,724	12,749	670	39,143	824	39,967
General and administrative expenses	5,992	16,323	597	22,912	11,726	34,638
Taxes and other income	1,551	1,086	—	2,637	—	2,637
Equity in (earnings) loss from unconsolidated affiliates	(1,400)	(1,576)	126	(2,850)	—	(2,850)

Operating income	$62,521	$72,916	$(256)	$135,181	$(43,795)	$91,386

Sales to external customers	$589,371	$574,353	$9,181	$1,172,905	$(31,245)	$1,141,660
Intersegment sales	(400)	400	—	—	—	—
Interest and other financing costs	—	—	103	103	29,248	29,351
Net income (loss)	63,758	73,976	(138)	137,596	(74,421)	63,175
Segment assets	682,850	397,192	686,851	1,766,893	2,190	1,769,083
Year Ended December 31, 2006:
Total segment gross margin	$95,614	$91,121	$—	$186,735	$1,353	$188,088
Operations and maintenance expenses	17,185	15,299	—	32,484	—	32,484
Depreciation, amortization and impairment	23,054	8,452	—	31,506	487	31,993
General and administrative expenses	4,560	12,213	—	16,773	9,762	26,535
Taxes and other income	1,118	943	—	2,061	—	2,061
Equity in earnings from unconsolidated affiliates	(91)	(1,206)	—	(1,297)	—	(1,297)

Operating income	$49,788	$55,420	$—	$105,208	$(8,896)	$96,312

Sales to external customers	$411,196	$447,723	$—	$858,919	$1,353	$860,272
Interest and other financing costs	—	2	—	2	32,902	32,904
Net income (loss)	50,749	56,098	—	106,847	(41,733)	65,114

Note 16 —	Quarterly Financial Data (Unaudited)

	Year 2008
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)

Revenue	$401,748	$501,278	$453,633	$272,427	$1,629,086
Operating income	25,722	39,366	24,033	18,873	107,994
Net income	14,502	23,202	8,723	11,786	58,213
Basic net income per common unit	0.31	0.49	0.18	0.23	1.20
Diluted net income per common unit	0.25	0.40	0.15	0.21	1.01

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Quarterly Financial Data (Unaudited) (Continued)

	Year 2007
	Quarter Ended
	March 31	June 30(1)	September 30(1)	December 31(1)	Year
	(In thousands, except per unit information)

Revenue	$210,988	$281,720	$293,076	$355,876	$1,141,660
Operating income	14,179	18,957	26,006	32,244	91,386
Net income	8,702	13,308	19,667	21,498	63,175
Basic net income per common unit	0.21	0.31	0.46	0.46	1.48
Diluted net income per common unit	0.20	0.31	0.44	0.39	1.36
Basic net income per subordinated unit	0.21	—	—	—	0.21
Diluted net income per subordinated unit	0.21	—	—	—	0.21

(1)	Our historical results of operations for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 may not be comparable to the first quarter of 2007 or quarters in 2008 as a result of the Cimmarron Acquisition in May 2007 and the Cantera Acquisition in October 2007.

INDEPENDENT AUDITORS’ REPORT

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

/s/  Deloitte & Touche LLP

Denver, Colorado
February 29, 2008

BIGHORN GAS GATHERING, L.L.C.

BALANCE SHEET

	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,761,393	$3,660,296
Accounts receivable:
Trade	3,935,774	3,203,418
Related parties	44,810	—
Prepaid expenses and other	200,498	116,957

Total current assets	10,942,475	6,980,671
Property and equipment, net	97,523,222	97,327,215
Intangible assets, net	196,369	243,138

	$108,662,066	$104,551,024

Total assets

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$761,734	$1,431,940
Related parties	2,108,853	323,054
Accrued liabilities	523,927	167,905

Total current liabilities	3,394,514	1,922,899

Commitments and contingencies (Note 6)
Members’ equity	105,267,552	102,628,125

Total liabilities and members’ equity	$108,662,066	$104,551,024

See accompanying notes to financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENT OF OPERATIONS

		Period from
	Year Ended	October 1 2007, to
	December 31,	December 31,
	2008	2007
	(Unaudited)

Gathering fee revenue	$34,853,731	$7,809,074
Expenses:
Operating expenses(1)	12,915,555	2,605,066
General and administrative	452,896	81,836
Depreciation and amortization	5,171,048	994,432

Total expenses	18,539,499	3,681,334

Operating income	16,314,232	4,127,740
Other income:
Interest income	77,984	24,367
Other expense	—	(309)

Total other income	77,984	24,058

Net income	$16,392,216	$4,151,798

(1)	Exclusive of depreciation and amortization shown separately below.

See accompanying notes to financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENT OF CASH FLOWS

		Period from
	Year Ended	October 1 2007, to
	December 31,	December 31,
	2008	2007
	(Unaudited)

Cash flow from operating activities:
Net income	$16,392,216	$4,151,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,171,048	994,432
Changes in assets and liabilities:
Accounts receivable	(777,166)	269,988
Prepaid expenses and other	(83,541)	53,232
Accounts payable	1,115,593	(524,106)
Accrued liabilities	356,022	81,150

Net cash provided by operating activities	22,174,172	5,026,494

Cash flow from investing activities:
Additions to property, plant and equipment	(5,172,436)	(4,117,405)
Additions to intangible assets	(147,850)	—

Net cash used in investing activities	(5,320,286)	(4,117,405)

Cash flow from financing activities:
Priority distributions to members	(1,901,500)	(583,932)
Distributions to members	(18,700,000)	(4,000,000)
Equity contributions from members	6,848,711	2,896,501

Net cash used in financing activities	(13,752,789)	(1,687,431)

Net increase (decrease) in cash and cash equivalents	3,101,097	(778,342)
Cash and cash equivalents, beginning of period	3,660,296	4,438,638

Cash and cash equivalents, end of year	$6,761,393	$3,660,296

See accompanying notes to financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENT OF MEMBERS’ EQUITY

	Common Member Interests
	Copano
	Pipelines/Rocky
	Mountains, LLC
	(formerly		Crestone
	Cantera Gas	Crestone Energy	Gathering
	Holdings, L.L.C.)	Ventures, L.L.C.	Services, L.L.C.	Total

Balance at October 1, 2007	$51,083,517	$39,063,861	$10,016,380	$100,163,758
Contributions	2,814,057	65,618	16,826	2,896,501
Allocation of 2007 contributions	(1,336,841)	1,064,016	272,825	—
Distributions	(2,623,932)	(1,560,000)	(400,000)	(4,583,932)
Net income	2,403,543	1,391,469	356,786	4,151,798

Balance at December 31, 2007	$52,340,344	$40,024,964	$10,262,817	$102,628,125
Contributions (unaudited)	6,586,200	209,325	53,186	6,848,711
Allocation of 2008 contributions (unaudited)	(3,093,358)	2,461,678	631,680	—
Distributions (unaudited)	(11,438,500)	(7,293,000)	(1,870,000)	(20,601,500)
Net income (unaudited)	9,291,766	5,651,378	1,449,072	16,392,216

Balance at December 31, 2008 (unaudited)	$53,686,452	$41,054,345	$10,526,755	$105,267,552

See accompanying notes to financial statements.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Business

Bighorn Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company. The Company was formed in 1999 to construct and operate natural gas gathering lines and related facilities in the Powder River Basin of northern Wyoming. As of December 31, 2008, the members’ common equity interests were owned by the following:

Copano Pipelines/Rocky Mountains, LLC (“Copano”)	51%
Crestone Energy Ventures, L.L.C. (“Crestone Energy”)	39
Crestone Gathering Services, L.L.C. (“Crestone Gathering”)	10

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

For the year ended December 31, 2008, common members contributed $6,848,711 (unaudited), including $4,393,805 (unaudited) from Copano related to nonconsent capital projects. The $4,393,805 (unaudited) of additional capital was reallocated to common members, resulting in a $3,093,357 (unaudited) decrease in Copano’s common member interest and a corresponding increase in the remaining members’ interests.

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

Priority distributions related to net recovery from nonconsent capital projects are made in priority to common distributions. Once 140% of the capital contributed by consenting members has been distributed to the consenting members, net revenue from nonconsent projects is distributable as common distributions. Common member distributions are made using net cash flows from the Company’s operations, as defined in the member agreement, in proportion to the common members’ respective ownership interests. For the year ended December 31, 2008, distributions to common members totaled $20,601,500 (unaudited), including priority distributions to Copano of $1,901,500 (unaudited). For the period from October 1, 2007 through December 31, 2007, distributions to common members totaled $4,583,932, including priority distributions to Copano of $583,932.

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

Gas Gathering Operations

The Company’s revenue is derived from fees collected for gathering natural gas. Revenue is recognized once the Company can conclude it has evidence of an arrangement, the fees are fixed or determinable, collectability is probable and delivery has occurred. The Company typically enters into long-term contracts that provide for per unit gathering fees. Fees are determined on a monthly basis based upon actual volumes and are recognized when the gas enters the Bighorn system. The Company assesses collectability at the inception of an arrangement based upon credit ratings and prior collections history. In general, the Company conducts business with customers with whom the Company has a long collection history. As a result, the Company has not experienced significant credit losses nor has its revenue recognition been impacted due to assessments of collectability. Costs are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid cash investments with original maturities of three months or less when purchased to be cash equivalents.

Imbalances

Imbalances result when the Company’s customers either over or under-deliver natural gas to the Company’s system. In general, over or under-delivery into the Company’s system is offset by the Company’s equivalent over or under-delivery at the delivery points into the Fort Union gathering system, an affiliate of Copano, which are then cashed out. Accordingly, at December 31, 2008 (unaudited) and 2007, the Company had no gas imbalances.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Expenditures that extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the costs of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss on retirements or dispositions is reflected in other income in the year in which the asset is disposed. Depreciation is provided on a straight-line basis over the estimated useful life for each asset. Property and equipment consists of the following:

		December 31,
	Useful Lives	2008	2007
	(Unaudited)

Vehicles	3 Years	$1,108,673	$922,866
Computer and communication equipment	5 Years	554,816	511,341
Pipeline materials	N/A	20,244	26,243
Construction in progress	N/A	2,204,192	—
Gathering lines and related equipment	30 Years	122,702,696	120,550,468

		126,590,621	122,010,918
Less accumulated depreciation		(29,067,399)	(24,683,703)

Property and equipment, net		$97,523,222	$97,327,215

Intangible assets

Intangible assets consist of rights-of-way agreements. The Company amortizes these assets over the term of the agreement using the straight-line method. Amortization expense was $194,619 (unaudited) for the year ended

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

December 31, 2008 and $30,600 for the period from October 1, 2007 through December 31, 2007. Intangible assets consist of the following:

	December 31,
	2008	2007
	(Unaudited)

Rights-of-way , at cost	$493,146	$345,296
Less accumulated amortization for rights-of-way and easements	(296,777)	(102,158)

Intangible assets, net	$196,369	$243,138

Asset Impairment

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2008 and 2007 results from gas-gathering fees earned from other companies in the oil and gas industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During the year ended December 31, 2008 (unaudited) and the period from October 1, 2007 through December 31, 2007, credit losses were not significant.

As of December 31, 2008, trade accounts receivable includes receivables from three customers representing 51.6% (unaudited), 14.3% (unaudited), and 13.3% (unaudited) of total accounts receivable and as of December 31, 2007, trade accounts receivable includes receivables from four customers representing 44.2%, 23.5%, 15.9% and 13.1% of total accounts receivable.

For the year ended December 31, 2008, revenue includes gathering fees received from two customers representing 68.6% (unaudited) and 18.4% (unaudited) of total revenue and for the period from October 1, 2007 through December 31, 2007, revenue includes gathering fees received from two customers representing 68.4% and 21.6% of total revenue.

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

FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this statement beginning January 1, 2009 and the adoption did not have a material impact on its cash flows, results of operations or financial position.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this statement beginning January 1, 2008 and the adoption did not have a material impact on the Company’s cash flows, results of operations or financial position or on amounts presented for periods prior to the effective date. The Company has chosen not to measure items subject to SFAS No. 159 at fair value.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142R and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. The adoption of the provisions of FSP No. 142-3 on January 1, 2009 did not have a material impact on reported intangible assets or amortization expense.

Note 4 —	Operating Leases

The Company leases certain equipment for use on its gathering system under month-to-month and long term operating leases. The following is an unaudited schedule of future minimum rental payments required under operating leases as of December 31, 2008. At the end of the current lease terms, substantially all leases convert to month-to-month leases.

Year Ending December 31,

2009	$1,023,802
2010	190,886

$1,214,688

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 —	Operating Leases (Continued)

For the year ended December 31, 2008 and for the period from October 1, 2007 through December 31, 2007, rent expense totaled $4,878,314 (unaudited) and $843,318, respectively.

Note 5 —	Related-Party Transactions

During the year ended December 31, 2008, gathering services provided to Copano accounted for approximately 1.7% (unaudited) of the Company’s total revenue. As of December 31, 2008, accounts receivable include $44,810 (unaudited) for these services.

During the period from October 1, 2007 through December 31, 2007, gathering services provided to Copano accounted for approximately 2.1% of the Company’s total revenue. As of December 31, 2007, accounts receivable include $0 for these services.

The Company pays Copano management fees related to the operation and administration of the gathering system. For the year ended December 31, 2008 and the period from October 1, 2007 through December 31, 2007, the Company reflected in operating expenses and general and administrative expenses management fees totaling $287,316 (unaudited) and $114,612, respectively, and reimbursable costs totaling $252,018 (unaudited) and $49,000, respectively.

As of December 31, 2008 and 2007, the Company had accounts payable to Copano of $2,108,853 (unaudited) and $323,054, respectively, related to management fees and reimbursements of expenses.

Note 6 —	Commitments and Contingencies

From time to time, the Company is involved in legal or administrative proceedings or claims, which arise in the ordinary course of business. While such matters always contain an element of uncertainty, management believes that matters of which they are aware will not individually or in the aggregate have a material adverse effect on the Company’s financial position, results of operations or cash flows.

EXHIBIT INDEX

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9	Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1	Form of Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Registration Statement on Form S-1/A filed October 26, 2004).
10.2	First Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated October 27, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2005).
10.3	Second Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated May 25, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 30, 2006).

Number		Description

10.4		Third Amendment to Copano Energy, L.L.C. Long-Term Incentive Plan, dated November 18, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 25, 2008).
10.5		Administrative and Operating Services Agreement dated November 15, 2004, among Copano/Operations, Inc. and Copano Energy, L.L.C., and the Copano Operating Subsidiaries listed therein (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1/A filed December 15, 2004).
10.6		First Amendment to Administrative and Operating Services Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2007).
10.7		Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.8		First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.9		Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.10		Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.11		Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.12		Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.13		First Amendment to Employment Agreement between CPNO Services, L.P. and John A. Raber effective November 19, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.14		Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).
10	.15*	First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008.
10.16		Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 8, 2008).
10.17		2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.18		2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.19		2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.20		2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.21		Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.22		Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.23		2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.24		2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).

Number		Description

10.25		2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.26		November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.27		2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
10.28		2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.29		2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.30		2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10.31		2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).
10.32		2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).
10.33		Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 12, 2008).
10.34		2008 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008).
10.35		Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).
10.36		Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).
10.37		Form of Deferred Compensation Plan Chief Executive Officer Participation Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed December 19, 2008).
10.38		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.39		Copano Energy, L.L.C. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2007).
10.40		Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.41		Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.42		Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10	.43†	Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10.44		Amended and Restated Credit Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.45		First Amendment to Amended and Restated Credit Agreement, dated October 19, 2007. (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed February 29, 2008)
10.46		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).

Number		Description

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 29, 2008).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.