Form 10-Q
period 2009-03-31
Copano Energy, L.L.C.
filed 2009-05-08
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,464,764 common units of Copano Energy, L.L.C. outstanding at May 1, 2009. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$84,293	$63,684
Accounts receivable, net	67,910	96,028
Risk management assets	75,419	76,440
Prepayments and other current assets	3,944	5,004

Total current assets	231,566	241,156

Property, plant and equipment, net	826,043	823,574
Intangible assets, net	196,641	198,974
Investment in unconsolidated affiliates	635,057	640,598
Escrow cash	1,858	1,858
Risk management assets	65,113	82,892
Other assets, net	23,421	24,613

Total assets	$1,979,699	$2,013,665

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$78,149	$103,849
Accrued interest	9,588	11,904
Accrued tax liability	936	784
Risk management liabilities	6,572	6,272
Other current liabilities	10,581	16,787

Total current liabilities	105,826	139,596

Long-term debt (includes $685 and $704 bond premium as of March 31, 2009 and December 31, 2008, respectively)	852,875	821,119
Deferred tax provision	1,730	1,718
Risk management and other noncurrent liabilities	11,389	13,274
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 54,068,991 units and 53,965,288 units issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	865,348	865,343
Class C units, no par value, 394,853 units issued and outstanding as of March 31, 2009 and December 31, 2008	13,497	13,497
Class D units, no par value, 3,245,817 units issued and outstanding as of March 31, 2009 and December 31, 2008	112,454	112,454
Paid-in capital	36,890	33,734
Accumulated deficit	(80,253)	(54,696)
Accumulated other comprehensive income	59,943	67,626

	1,007,879	1,037,958

Total liabilities and members’ capital	$1,979,699	$2,013,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$94,979	$180,887
Natural gas liquids sales	80,831	154,081
Crude oil sales	15,338	41,182
Transportation, compression and processing fees	14,999	12,682
Condensate and other	10,269	12,916

Total revenue	216,416	401,748

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	143,458	297,468
Cost of crude oil purchases(1)	14,428	39,842
Transportation(1)	5,984	3,121
Operations and maintenance	12,822	11,830
Depreciation and amortization	13,165	11,570
General and administrative	10,725	11,850
Taxes other than income	786	741
Equity in earnings from unconsolidated affiliates	(1,484)	(396)

Total costs and expenses	199,884	376,026

Operating income	16,532	25,722
Other income (expense):
Interest and other income	46	456
Gain on retirement of unsecured debt	3,939	—
Interest and other financing costs	(14,448)	(11,392)

Income before income taxes	6,069	14,786
Provision for income taxes	(164)	(284)

Net income	$5,905	$14,502

Basic net income per common unit:
Net income per common unit	$0.11	$0.31
Weighted average number of common units	54,012	47,377
Diluted net income per common unit:
Net income per common unit	$0.10	$0.25
Weighted average number of common units	57,814	57,880

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Cash Flows From Operating Activities:
Net income	$5,905	$14,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,165	11,570
Amortization of debt issue costs	1,270	768
Equity in earnings from unconsolidated affiliates	(1,484)	(396)
Distributions from unconsolidated affiliates	5,371	4,276
Gain on retirement of unsecured debt (Note 5)	(3,939)	—
Noncash (gain) loss on risk management activities, net	(239)	4,472
Equity-based compensation	1,705	969
Deferred tax provision	12	106
Other noncash items	332	(39)
Changes in assets and liabilities:
Accounts receivable	28,277	(20,065)
Prepayments and other current assets	1,060	258
Risk management activities	9,188	(18,174)
Accounts payable	(22,925)	31,733
Other current liabilities	(2,300)	(10,802)

Net cash provided by operating activities	35,398	19,178

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(19,423)	(27,642)
Additions to intangible assets	(417)	(965)
Acquisitions	—	(77)
Investment in unconsolidated affiliates	(632)	(3,336)
Distributions from unconsolidated affiliates	1,560	776
Other	(539)	(354)

Net cash used in investing activities	(19,451)	(31,598)

Cash Flows From Financing Activities:
Proceeds from long-term debt	50,000	20,000
Retirement of unsecured debt	(14,286)	—
Deferred financing costs	—	(61)
Distributions to unitholders	(31,057)	(24,201)
Capital contributions from Pre-IPO Investors	—	4,103
Equity offering costs	—	(47)
Proceeds from option exercises	5	183

Net cash provided by (used in) financing activities	4,662	(23)

Net increase (decrease) in cash and cash equivalents	20,609	(12,443)
Cash and cash equivalents, beginning of year	63,684	72,665

Cash and cash equivalents, end of period	$84,293	$60,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

									Accumulated
	Common		Class C		Class D			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2008	53,965	$865,343	395	$13,497	3,246	$112,454	$33,734	$(54,696)	$67,626	$1,037,958
Distributions to unitholders	—	—	—	—	—	—	—	(31,462)	—	(31,462)	$—
Option exercises	—	5	—	—	—	—	—	—	—	5	—
Equity-based compensation	—	—	—	—	—	—	1,705	—	—	1,705	—
Vested restricted units	4	—	—	—	—	—	—	—	—	—	—
Vested phantom units	1	—	—	—	—	—	—	—	—	—	—
Vested unit awards	99	—	—	—	—	—	1,451	—	—	1,451	—
Net income	—	—	—	—	—	—	—	5,905	—	5,905	5,905
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	(14,696)	(14,696)	(14,696)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	7,013	7,013	7,013

Comprehensive loss											$(1,778)

Balance, March 31, 2009	54,069	$865,348	395	$13,497	3,246	$112,454	$36,890	$(80,253)	$59,943	$1,007,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our subsidiaries, provide midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, marketing, transportation, processing, conditioning and fractionation services. Our assets are located in Oklahoma, Texas, Wyoming and Louisiana. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C., its subsidiaries and entities it manages or operates.

Our natural gas pipelines collect natural gas from designated points near producing wells and transport these volumes to third-party pipelines, our gas processing plants, third-party processing plants, local distribution companies and power generation facilities. Natural gas delivered to our gas processing plants, either on our pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed to extract mixed natural gas liquids (“NGLs”), and the NGLs are fractionated or separated, to the extent commercially desirable, into select component NGL products, including ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. In addition to our natural gas pipelines, we operate three NGL pipelines and a crude oil pipeline. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation. As of the year ended December 31, 2008, we changed our presentation for our derivative activities on our statement of cash flows to present separately (i) the noncash loss attributable to our risk management activities that did not qualify for hedge accounting and (ii) under the caption “Risk management activities,” the net changes in our current and long-term risk management assets and liabilities.

We own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, a 51% interest in Bighorn Gas Gathering, L.L.C. (“Bighorn”), a Delaware limited liability company, and a 37.04% interest in Fort Union Gas Gathering, L.L.C. (“Fort Union”), a Delaware limited liability company. Although we are the managing partner or member in each of these equity investments and own a majority interest in some of these equity investments, we account for these investments using the equity method of accounting because the remaining general partners or members have substantive participating rights with respect to the management of each of these equity investments. Equity in earnings from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations. See Note 4.

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

However, our management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited consolidated

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Organization and Basis of Presentation (Continued)

financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — New Accounting Pronouncements

Business Combinations

On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”) which revises how companies recognize and measure financial assets and liabilities acquired, goodwill acquired and the required disclosure subsequent to an acquisition. As a result of our adoption of this statement, we expensed approximately $644,000 related to the pending McMullen Lateral acquisition (Note 9) and $219,000 related to other acquisition activities.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Upon adoption of this statement, we modified our disclosure of the derivative and hedging activities as presented in our consolidated financial statements issued subsequent to adoption. See Note 11 for additional information with respect to our adoption of SFAS No. 161.

Useful Life of Intangible Assets

On January 1, 2009, we adopted FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142 and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. Our adoption of the provisions of FSP No. 142-3 did not have a material impact on reported intangible assets or amortization expense.

Note 3 — Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Upon adoption of FSP No. 142-3, initial costs of acquiring new intangible assets are amortized over the estimated useful life of the intangible asset and renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. Amortization expense was $2,751,000 and $2,642,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated aggregate amortization expense remaining for 2009 and each of the five succeeding fiscal years is approximately: 2009 — $8,186,000; 2010 — $10,887,000; 2011 — $10,871,000; 2012 — $10,807,000; 2013 — $10,698,000 and 2014 — $10,681,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Intangible Assets (Continued)

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Rights-of-way and easements, at cost	$113,726	$113,309
Less accumulated amortization for rights-of-way and easements	(14,538)	(11,926)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(14,954)	(14,901)
Customer relationships	5,318	5,318
Less accumulated amortization for customer relationships	(827)	(742)

Intangible assets, net	$196,641	$198,974

As of March 31, 2009, the weighted average amortization period for all of our intangible assets was 21 years. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 23 years, 19 years and 13 years, respectively, as of March 31, 2009. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 24 years, 20 years and 14 years, respectively, as of March 31, 2008.

Note 4 — Investment in Unconsolidated Affiliates

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective debt covenants and current and anticipated cash needs, including debt service obligations. Our investments in unconsolidated affiliates totaled $635,057,000 as of March 31, 2009.

The summarized financial information for our equity investments as of and for the three months ended March 31, 2009 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$8,900	$15,121	$3,247	$498
Operating expenses	(3,315)	(1,439)	(2,808)	(395)
Depreciation and amortization	(1,142)	(1,948)	(187)	(197)
Interest income (expense) and other	—	(1,365)	2	—

Net income	4,443	10,369	254	(94)
Ownership %	51%	37.04%	69.5%	62.5%

	2,266	3,841	176	(59)
Priority allocation of earnings and other	148	(225)	—	—
Copano’s share of management fees charged	60	21	43	34
Amortization of difference between the carried investment and the underlying equity in net assets	(3,215)	(1,606)	(2)	5

Equity in (loss) earnings from unconsolidated affiliates	$(741)	$2,031	$217	$(20)

Distributions	$3,209	$2,778	$626	$281

Current assets	$9,037	$15,086	$2,372	$627
Noncurrent assets	97,145	213,672	16,190	6,756
Current liabilities	(2,091)	(20,243)	(3,107)	(471)
Noncurrent liabilities	—	(99,708)	—	(55)

Net assets	$104,091	$108,807	$15,455	$6,857

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment in Unconsolidated Affiliates (Continued)

The summarized financial information for our equity investments for the three months ended March 31, 2008 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$8,774	$10,553	$8,686	$604
Operating expenses	(3,226)	(912)	(6,979)	(76)
Depreciation and amortization	(1,004)	(1,373)	(183)	(193)
Interest income (expense) and other	34	(5,776)	1	14

Net income	4,578	2,492	1,525	349
Ownership %	51%	37.04%	69.5%	62.5%

	2,335	923	1,060	218
Priority allocation of earnings and other	281	—	—	—
Copano’s share of management fees charged	58	10	43	33
Amortization of difference between the carried investment and the underlying equity in net assets	(2,997)	(1,606)	(2)	5

Equity in (loss) earnings from unconsolidated affiliates	$(323)	$(673)	$1,101	$256

Distributions	$2,614	$1,667	$521	$250

Current assets	$9,357	$15,004	$5,900	$2,052
Noncurrent assets	98,658	157,008	16,798	7,278
Current liabilities	(1,985)	(19,291)	(5,160)	(814)
Noncurrent liabilities	—	(110,739)	—	(52)

Net assets	$106,030	$41,982	$17,538	$8,464

Note 5 — Long-Term Debt

A summary of our debt follows (in thousands):

	March 31,	December 31,
	2009	2008

Long-term debt:
Credit Facility	$270,000	$220,000
Senior Notes:
8.125% senior notes due 2016	332,665	332,665
Unamortized bond premium	685	704
7.75% senior notes due 2018	249,525	267,750

Total Senior Notes	582,875	601,119

Total	$852,875	$821,119

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (Continued)

Senior Secured Revolving Credit Facility

As of March 31, 2009, we had $270 million of outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. The Credit Facility includes 30 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50 million in standby letters of credit. As of March 31, 2009 and 2008, we had no letters of credit outstanding. While we have not experienced and do not anticipate any difficulties in obtaining funding from any of our lenders, the lack of or delay in funding by one of more members of our banking group could negatively affect our liquidity position.

Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and the assets of our wholly owned subsidiaries (except for equity interests in Fort Union and certain equity interests acquired with the acquisition of Cimmarron Gathering, LP (“Cimmarron”)), all of which are party to the Credit Facility as guarantors. Our less than wholly owned subsidiaries have not pledged their assets to secure the Credit Facility or guaranteed our obligations under the Credit Facility.

Annual interest under the Credit Facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50% or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period. The effective average interest rate on borrowings under the Credit Facility for the three months ended March 31, 2009 and 2008 was 4.8% and 6.3%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods, respectively, was 0.25% and 0.20%. Interest and other financing costs related to the Credit Facility totaled $2,970,000 and $4,384,000 for the three months ended March 31, 2009 and 2008, respectively. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of March 31, 2009, the unamortized portion of debt issue costs totaled $7,636,000.

The Credit Facility contains covenants (including certain subjective representations and warranties), which, among other things, require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios or conditions as follows:

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

At March 31, 2009, our ratio of total debt to EBITDA was 3.5x, and our ratio of EBITDA to interest expense was 3.4x. Based on our ratio of total debt to EBITDA, our remaining available borrowing capacity under the Credit Facility as of March 31, 2009 was approximately $280,000,000. If we failed to meet these ratios or experience a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (Continued)

We are in compliance with the financial covenants under the Credit Facility as of March 31, 2009.

Senior Notes

8.125% Senior Notes Due 2016.  In February 2006 and November 2007, we issued $225 million and $125 million, respectively, in aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”). During the fourth quarter of 2008, we repurchased at market prices and retired $17,335,000 aggregate principal amount of the 2016 Notes. At March 31, 2009, the aggregate principal amount of the 2016 Notes outstanding was $332,665,000.

Interest and other financing costs related to the 2016 Notes totaled $6,953,000 and $7,317,000 for the three months ended March 31, 2009 and 2008, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs incurred in connection with the issuance of the 2016 Notes are being amortized over the term of the 2016 Notes and, as of March 31, 2009, the unamortized portion of debt issue costs totaled $5,917,000.

7.75% Senior Notes Due 2018.  On May 16, 2008, we issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) in a private placement. We used the net proceeds from the 2018 Notes, after deducting initial purchaser discounts and offering costs of $6,568,000, to reduce the balance outstanding under our Credit Facility. During the fourth quarter of 2008, we repurchased, at market prices, $32,250,000 aggregate principal amount of the 2018 Notes. In the first quarter of 2009, we repurchased, at market prices, $18,225,000 aggregate principal amount and realized a gain of $3,939,000. At March 31, 2009, the aggregate principal amount of the 2018 Notes outstanding was $249,525,000.

Interest and other financing costs relating to the 2018 Notes totaled $5,523,000 for the three months ended March 31, 2009. Interest on the 2018 Notes is payable each June 1 and December 1. Costs incurred in connection with the issuance of the 2018 Notes are being amortized over the term of the 2018 Notes and, as of March 31, 2009, the unamortized portion totaled $4,988,000.

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

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At March 31, 2009, our ratio of EBITDA to fixed charges was 3.6x.

We are in compliance with the financial covenants under the Senior Notes as of March 31, 2009.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2009						December 31, 2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$39,726	$—	$44,567	$—	$—	$84,293	$20,417	$—	$43,267	$—	$—	$63,684
Accounts receivable, net	1	—	67,909	—	—	67,910	1	—	96,027	—	—	96,028
Intercompany receivable	83,373	(1)	(83,372)	—	—	—	110,551	—	(110,551)	—	—	—
Risk management assets	—	—	75,419	—	—	75,419	—	—	76,440	—	—	76,440
Prepayments and other current assets	669	—	3,275	—	—	3,944	911	—	4,093	—	—	5,004

Total current assets	123,769	(1)	107,798	—	—	231,566	131,880	—	109,276	—	—	241,156

Property, plant and equipment, net	126	—	825,917	—	—	826,043	136	—	823,438	—	—	823,574
Intangible assets, net	—	—	196,641	—	—	196,641	—	—	198,974	—	—	198,974
Investment in unconsolidated affiliates	—	—	635,057	635,057	(635,057)	635,057	—	—	640,598	640,598	(640,598)	640,598
Investment in consolidated subsidiaries	1,732,432	—	—	—	(1,732,432)	—	1,723,814	—	—	—	(1,723,814)	—
Escrow cash	—	—	1,858	—	—	1,858	—	—	1,858	—	—	1,858
Risk management assets	—	—	65,113	—	—	65,113	—	—	82,892	—	—	82,892
Other assets, net	18,540	—	4,881	—	—	23,421	19,809	—	4,804	—	—	24,613

Total assets	$1,874,867	$(1)	$1,837,265	$635,057	$(2,367,489)	$1,979,699	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$—	$78,149	$—	$—	$78,149	$2	$—	$103,847	$—	$—	$103,849
Accrued interest	9,004	—	584	—	—	9,588	11,878	—	26	—	—	11,904
Accrued tax liability	936	—	—	—	—	936	784	—	—	—	—	784
Risk management liabilities	—	—	6,572	—	—	6,572	—	—	6,272	—	—	6,272
Other current liabilities	2,027	—	8,554	—	—	10,581	1,731	—	15,056	—	—	16,787

Total current liabilities	11,967	—	93,859	—	—	105,826	14,395	—	125,201	—	—	139,596

Long-term debt	852,875	—	—	—	—	852,875	821,119	—	—	—	—	821,119
Deferred tax provision	1,730	—	—	—	—	1,730	1,718	—	—	—	—	1,718
Risk management and other noncurrent liabilities	416	—	10,973	—	—	11,389	449	—	12,825	—	—	13,274
Members’/Partners’ capital:
Common units	865,348	—	—	—	—	865,348	865,343	—	—	—	—	865,343
Class C units	13,497	—	—	—	—	13,497	13,497	—	—	—	—	13,497
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Paid-in capital	36,890	1	1,544,283	615,445	(2,159,729)	36,890	33,734	1	1,544,237	629,359	(2,173,597)	33,734
Accumulated (deficit) earnings	(80,253)	(2)	128,207	19,612	(147,817)	(80,253)	(54,696)	(1)	111,951	11,239	(123,189)	(54,696)
Accumulated other comprehensive income (loss)	59,943	—	59,943	—	(59,943)	59,943	67,626	—	67,626	—	(67,626)	67,626

	1,007,879	(1)	1,732,433	635,057	(2,367,489)	1,007,879	1,037,958	—	1,723,814	640,598	(2,364,412)	1,037,958

Total liabilities and members’/partners’ capital	$1,874,867	$(1)	$1,837,265	$635,057	$(2,367,489)	$1,979,699	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009						2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$94,979	$—	$—	$94,979	$—	$—	$180,887	$—	$—	$180,887
Natural gas liquids sales	—	—	80,831	—	—	80,831	—	—	154,081	—	—	154,081
Crude oil sales	—	—	15,338	—	—	15,338	—	—	41,182	—	—	41,182
Transportation, compression and processing fees	—	—	14,999	—	—	14,999	—	—	12,682	—	—	12,682
Condensate and other	—	—	10,269	—	—	10,269	—	—	12,916	—	—	12,916

Total revenue	—	—	216,416	—	—	216,416	—	—	401,748	—	—	401,748

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	143,458	—	—	143,458	—	—	297,468	—	—	297,468
Cost of crude oil	—	—	14,428	—	—	14,428	—	—	39,842	—	—	39,842
Transportation	—	—	5,984	—	—	5,984	—	—	3,121	—	—	3,121
Operations and maintenance	270	—	12,552	—	—	12,822	511	—	11,319	—	—	11,830
Depreciation and amortization	10	—	13,155	—	—	13,165	11	—	11,559	—	—	11,570
General and administrative	6,451	—	4,274	—	—	10,725	7,461	—	4,389	—	—	11,850
Taxes other than income	—	—	786	—	—	786	—	—	741	—	—	741
Equity in (earnings) loss from unconsolidated affiliates	—	—	(1,484)	(1,484)	1,484	(1,484)	—	—	(396)	(396)	396	(396)

Total costs and expenses	6,731	—	193,153	(1,484)	1,484	199,884	7,983	—	368,043	(396)	396	376,026

Operating (loss) income	(6,731)	—	23,263	1,484	(1,484)	16,532	(7,983)	—	33,705	396	(396)	25,722
Interest and other income	—	—	46	—	—	46	21	—	435	—	—	456
Gain on retirement of unsecured debt	3,939	—	—	—	—	3,939	—	—	—	—	—	—
Interest and other financing costs	(13,417)	—	(1,031)	—	—	(14,448)	(11,174)	—	(218)	—	—	(11,392)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(16,209)	—	22,278	1,484	(1,484)	6,069	(19,136)	—	33,922	396	(396)	14,786
Provision for income taxes	(164)	—	—	—	—	(164)	(284)	—	—	—	—	(284)

(Loss) income before equity in earnings from consolidated subsidiaries	(16,373)	—	22,278	1,484	(1,484)	5,905	(19,420)	—	33,922	396	(396)	14,502
Equity in earnings (loss) from consolidated subsidiaries	22,278	—	—	—	(22,278)	—	33,922	—	—	—	(33,922)	—

Net income (loss)	$5,905	$—	$22,278	$1,484	$(23,762)	$5,905	$14,502	$—	$33,922	$396	$(34,318)	$14,502

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009						2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$8,667	—	$26,731	$5,371	$(5,371)	$35,398	$(36,140)	$—	$55,318	$4,276	$(4,276)	$19,178

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	5,975	—	(19,451)	928	(6,903)	(19,451)	28,923	—	(31,598)	(2,560)	(26,363)	(31,598)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	4,667	—	(5,980)	632	5,343	4,662	(23)	—	(28,923)	3,336	25,587	(23)

Net increase (decrease) in cash and cash equivalents	19,309	—	1,300	6,931	(6,931)	20,609	(7,240)	—	(5,203)	5,052	(5,052)	(12,443)
Cash and cash equivalents, beginning of year	20,417	—	43,267	30,212	(30,212)	63,684	10,018	—	62,647	4,382	(4,382)	72,665

Cash and cash equivalents, end of period	$39,726	—	$44,567	$37,143	$(37,143)	$84,293	$2,778	$—	$57,444	$9,434	$(9,434)	$60,222

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Members’ Capital and Distributions

Class C Units

As of March 31, 2009, 394,853 Class C units were outstanding. In accordance with their terms, all of the outstanding Class C units converted into common units on May 1, 2009.

Class D Units

As of March 31, 2009, 3,245,817 Class D units were outstanding. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive quarterly cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange.

Distributions

The following table summarizes our quarterly cash distributions during 2009:

	Distribution
Quarter Ending	Per unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2008	$0.5750	January 14, 2009	February 2, 2009	February 13, 2009	$31,466,000
March 31, 2009	$0.5750	April 15, 2009	May 1, 2009	May 15, 2009	$31,748,000

Accounting for Equity-Based Compensation

We use SFAS No. 123(R) to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”) discussed below. As of March 31, 2009, the number of units available for grant under our LTIP totaled 5,000,000, of which up to 329,828 units were eligible to be issued as restricted common units, phantom units or unit awards.

Restricted Common Units.  The aggregate intrinsic value of restricted common units net of anticipated forfeitures is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $382,000 and $465,000 related to the amortization of restricted common units outstanding during the three months ended March 31, 2009 and 2008, respectively.

A summary of restricted common unit activity for the three months ended March 31, 2009 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	169,769	$22.35
Vested	(3,750)	14.69
Forfeited	(330)	21.34

Outstanding at end of period	165,689	$22.53

As of March 31, 2009, unrecognized compensation costs related to outstanding restricted common units totaled $2,381,000. The expense is expected to be recognized over an approximate weighted average period of two years. The total fair value of restricted common units vested during the three months ended March 31, 2009 was $59,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Members’ Capital and Distributions (Continued)

Phantom Units.  The aggregate intrinsic value of phantom units net of anticipated forfeitures is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $1,098,000 and 215,000 related to the amortization of phantom units outstanding during the three months ended March 31, 2009 and 2008, respectively.

A summary of phantom unit activity for the three months ended March 31, 2009 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	588,910	$34.18
Vested	(1,150)	34.94
Forfeited	(1,050)	38.01

Outstanding at end of period	586,710	$34.18

As of March 31, 2009, unrecognized compensation expense related to outstanding phantom units totaled $16,837,000. The expense is expected to be recognized over an approximate weighted average period of four years.

Unit Options.  The fair value of unit options, net of anticipated forfeitures, is amortized into expense over the respective vesting periods. We recognized non-cash compensation expense of $231,000 and $289,000 related to unit options, net of anticipated forfeitures, for the three months ended March 31, 2009 and 2008, respectively.

A summary of unit option activity for the three months ended March 31, 2009 is provided below:

	Number of
	Units	Weighted
	Underlying	Average
	Options	Exercise Price

Outstanding at beginning of year	1,411,006	$23.78
Granted	19,000	14.15
Exercised	(480)	10.00
Cancelled	(1,200)	36.52
Forfeited	(12,992)	26.47

Outstanding at end of period	1,415,334	$23.62

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Members’ Capital and Distributions (Continued)

	Three Months
	Ended March 31,
	2009	2008

Weighted average exercise price	$14.15	$34.76
Expected volatility	29.76%-32.25%	20.27%-20.72%
Distribution yield	6.68%-6.77%	6.18%
Risk-free interest rate	1.71%-2.64%	2.71%-3.46%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$1.95	$3.19
Total intrinsic value of options exercised	$3,000	$285,000

As of March 31, 2009, unrecognized compensation costs related to outstanding unit options totaled $2,203,000. The expense is expected to be recognized over a weighted average period of approximately seven years.

Liability Awards.  In November 2008, we amended our Management Incentive Compensation Plan (“MICP”) and Employee Incentive Compensation Program (“EICP”) to provide our Compensation Committee with the discretion to approve bonus payments using equity grants under our LTIP, as an alternative to cash payments. Since SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a variable number of units to be classified as a liability, the awards issued to settle the EICP and the MICP obligations are classified as liability awards. As of March 31, 2009, we accrued $526,000 and $259,000 for the first quarter 2009 EICP bonuses and an estimate of the 2009 MICP incentive bonuses, respectively.

In February 2009, we amended our LTIP to provide for unit awards, which are awards of common units that are not subject to vesting or forfeiture. A summary of 2009 unit award activity under our LTIP to settle the fourth quarter 2008 EICP and 2008 MICP obligations is provided below.

	2009
		Weighted
		Average
	Number of	Grant-Date
	Units Awards	Fair Value

Outstanding at beginning of year	—	$—
Granted	154,337	14.71
Vested	(154,337)	14.71

Outstanding at end of period	—	$—

As of March 31, 2009, the estimated unrecognized compensation costs related to outstanding liability awards totaled $1,660,000 and $962,000 for the EICP and MICP, respectively, which are expected to be recognized as expense on a straight-line basis through December 2009 for EICP awards and through February 2010 for MICP awards.

Note 7 — Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per unit excludes dilution and is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class during the period. Dilutive net income per unit reflects potential dilution that could occur if convertible securities were converted into common units or contracts to issue common units were exercised except when the assumed conversion or exercise would have an

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Net Income Per Unit (Continued)

anti-dilutive effect on net income per unit. Dilutive net income per unit is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class of units during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.

Basic and diluted net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended March 31,
	2009	2008

Net income available — basic and diluted	$5,905	$14,502

Basic weighted average units	54,012	47,377
Dilutive weighted average units(1)(2)	57,814	57,880
Basic net income per unit	$0.11	$0.31

Diluted net income per unit(1)(2)	$0.10	$0.25

(1)	Our potentially dilutive common equity includes the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Employee options	76	489
Restricted units	16	118
Phantom units	11	—
Contingent incentive plan unit awards	59	—
Class C units	395	1,051
Class D units	3,246	3,246
Class E units	—	5,599

(2)	The following potentially dilutive common equity was excluded from the dilutive net income per unit calculation because to include these equity securities would have been anti-dilutive:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Employee options	1,339	1,001
Restricted units	149	112
Phantom units	576	106

Note 8 — Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement, as amended, with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Related Party Transactions (Continued)

by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended March 31, 2009 and 2008, we reimbursed Copano Operations $638,000 and $1,399,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of March 31, 2009, amounts payable by us to Copano Operations were $3,000. In addition, certain of our subsidiaries are co-lessors of office space with Copano Operations. Pursuant to our services agreement with Copano Operations, we reimburse Copano Operations for lease payments that it makes for our benefit.

Our management estimates that these expenses on a stand alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three month periods ended March 31, 2009 and 2008.

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months Ended March 31,
	2009	2008

Affiliates of Mr. Eckel:
Natural gas sales(1)	$—	$23
Gathering and compression services(2)	6	7
Natural gas purchases(3)	350	392
Webb Duval:
Natural gas sales(1)	368	—
Natural gas purchases(3)	214	548
Transportation costs(4)	101	101
Bighorn:
Gathering costs(4)	107	228
Fort Union:
Gathering costs(4)	2,009	1,876
Treating costs(3)	184	53
Other:
Natural gas sales(1)	38	59

(1)	Revenues included in natural gas sales on our consolidated statements of operations.
(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.
(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.
(4)	Costs included in transportation on our consolidated statements of operations.

As of March 31, 2009, amounts payable by us to affiliated companies of Mr. Eckel, other than Copano Operations, totaled $90,000, which is included in accounts payable on our consolidated balance sheets.

As operator of Webb Duval, we receive a management fee from Webb Duval, which, along with any other reimbursable costs, is the total compensation paid to us by Webb Duval. We charged Webb Duval management fees of $55,000 and $53,000 for the three months ended March 31, 2009 and 2008, respectively. Reimbursable costs charged Webb Duval totaled $149,000 and $163,000 for the three months ended March 31, 2009 and 2008,

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Related Party Transactions (Continued)

respectively. As of March 31, 2009, our receivable from Webb Duval totaled $203,000 and our payable to Webb Duval totaled $68,000.

We receive a management fee of $250,000 per year from Southern Dome, which, along with any other reimbursable costs, is the total compensation paid to us by Southern Dome. For the three months ended March 31, 2009, Southern Dome paid us $63,000 in management fees and $74,000 in other reimbursable costs. For the three months ended March 31, 2008, Southern Dome paid us $63,000 in management fees and $95,000 in other reimbursable costs. As of March 31, 2009, our receivable from Southern Dome totaled $219,000.

We receive management fees and cost reimbursements from Bighorn, which is the total compensation paid to us by Bighorn. For the three months ended March 31, 2009, Bighorn paid us $72,000 in management fees and $679,000 in other reimbursable costs. For the three months ended March 31, 2008, Bighorn paid us $68,000 in management fees and $103,000 in other reimbursable costs. As of March 31, 2009, our receivable from Bighorn totaled $954,000 and our payable to Bighorn totaled $41,000.

We receive management fees and cost reimbursements from Fort Union, which is the total compensation paid to us by Fort Union. For the three months ended March 31, 2009, Fort Union paid us $57,000 in management fees and $10,000 in other reimbursable costs. For the three months ended March 31, 2008, Fort Union paid us $24,000 in management fees. As of March 31, 2009, our receivable from Fort Union totaled $19,000 and our payable to Fort Union totaled $61,000.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Other

For the three months ended March 31, 2009 and 2008, certain of our operating subsidiaries paid operating subsidiaries of Exterran Holding, Inc. (“Exterran Holdings”) $1,145,000 and $2,578,000, respectively, for the purchase and installation of compressors, compression services and compressor repairs. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Operating Officer.

Note 9 — Commitments and Contingencies

Commitments

For the three months ended March 31, 2009 and 2008, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,439,000 and $1,314,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of March 31, 2009, we had fixed contractual commitments to purchase 581,500 million British thermal units (“MMBtu”) of natural gas in April 2009. As of March 31, 2009, we had fixed contractual commitments to sell 1,644,750 MMBtu of natural gas in April 2009. All of these contracts are based on index-related market pricing. Using index-related market prices as of March 31, 2009, total commitments to purchase natural gas related to such agreements equaled $1,859,000 and total commitments to sell natural gas under such agreements equaled $5,658,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During March 2009, natural gas volumes purchased under such contracts equaled 10,342,269 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During March 2009, natural gas volumes sold under such contracts equaled 5,485,701 MMBtu.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies (Continued)

In connection with our acquisition of Cantera Natural Gas, LLC (“Cantera”), we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS Gas Transmission”), dated as of July 2, 2003, that provides for annual payments to CMS Gas Transmission through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. The earnings thresholds were not met for the years 2004 through 2007; and therefore, there were no payments due in 2005, 2006, 2007 or 2008. Using Bighorn’s and Fort Union’s financial results for 2008, our 2009 payment obligation is $2,834,000, which was paid in April 2009. The Contingent Consideration Note was subordinate to our senior secured indebtedness.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $7,843,000 for the remainder of 2009, $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013 and $24,713,000 thereafter. The agreements expire on December 31, 2019 All of our obligations under these firm transportation agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1,858,000, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $7,948,000 for the remainder of 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. We have sub-contracted a portion of this commitment to a third party for the duration of the obligation. These commitments expire in November 2009 and November 2017.

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

As a result of the Cimmarron acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies (Continued)

natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims unspecified monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. The trial is scheduled for August 2009, and the litigation is in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions is correct, we can give no assurances regarding the litigation’s outcome, and any potential liability we may incur is not reasonably estimable.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Definitive Purchase Agreement

In September 2008, we signed a definitive purchase agreement with Williams’ Transco subsidiary to acquire the McMullen Lateral pipeline, a 151-mile, 24-inch pipeline extending from McMullen County, Texas, to Wharton County, Texas. Closing of the transaction is subject to receipt of necessary and requested Federal Energy Regulatory Commission (“FERC”) authorizations. On December 19, 2008, we filed a joint application with Transco to acquire the McMullen Lateral through an abandonment proceeding (filing number CP 09-38-000). We have requested a decision from the FERC by May 31, 2009. Our Board of Directors has also approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines, including Transco, and also provide an additional residue gas outlet for our Houston Central processing plant. The purchase price for the McMullen Lateral is $42.5 million, and we anticipate that the combined costs of the acquisition and related construction projects will total approximately $95.0 million. We plan to finance the transaction and related projects with cash from operations, cash on hand and borrowings under our Credit Facility. Subject to FERC approval, we anticipate making these capital expenditures primarily in 2009 and 2010. To date, we have spent $1,815,000 related to evaluation and integration costs for the McMullen Lateral.

Note 10 — Supplemental Disclosures to the Statements of Cash Flows

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Cash payments for interest, net of $1,163,000 and $527,000 capitalized in 2009 and 2008, respectively	$15,061	$17,582
Cash payments for federal and state income taxes	$—	$—

We incurred a decrease in liabilities for acquisitions and construction in progress that had not been paid as of March 31, 2009 of $7,711,000 and an increase in liabilities of $5,961,000 as of March 31, 2008. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 11 — Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy, which, subject to certain limitations, allows our management to purchase options and enter into swaps for crude oil, NGLs and natural gas in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under SFAS No. 133 and are recorded on our consolidated balance sheets at fair value. For derivatives designated as cash flow hedges, we recognize the effective portion of changes in fair value as other comprehensive income (“OCI”) and reclassify them to revenue within the consolidated statements of income as the underlying transactions impact earnings. For derivatives not designated as cash flow hedges, we recognize changes in fair value as a gain or loss in our consolidated statements of income. These financial instruments serve the same risk management purpose whether designated as a cash flow hedge or not.

We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in hedging the variability of forecasted cash flows of underlying hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying hedged item or it becomes probable that the original forecasted transaction will not occur, we discontinue hedge accounting and subsequent changes in the derivative fair value are immediately recognized as a gain or loss (increase or decrease in revenue) in our consolidated statements of income.

During the three months ended March 31, 2009, we recorded unrealized mark-to-market gains of $56,000 related to undesignated economic hedges and unrealized gains of $107,000 related to ineffectiveness on our risk management portfolio. During the three months ended March 31, 2008, we recorded unrealized mark-to-market losses of $4,526,000 and unrealized gains of $42,000 related to ineffectiveness on our risk management portfolio. As of March 31, 2009, we estimated that $24,271,000 of OCI will be reclassified through earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

The following tables summarize our commodity hedge portfolio as of March 31, 2009 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put
	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)

2009	$6.95	5,000

Purchased Houston Ship Channel Index Natural Gas Options

	Call Spread			Call
	Call Strike
	(Per MMBtu)		Call Volumes	Strike	Volume
	Bought	Sold	(MMBtu/d)	(Per MMBtu)	(MMBtu/d)

2009	$7.75	$10.00	8,000	$10.00	10,000
2010	$7.35	$10.00	7,100	$10.00	10,000
2011	$6.95	$10.00	7,100	$10.00	10,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

Purchased Mt. Belvieu Purity Ethane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$0.83	$0.590	1,100
2009	$0.79	$0.590	1,100

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$0.8725	2,200	—	—
2009	$0.9650	1,000	$1.0275	1,000	(1)
2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	—	—

(1)	Includes 423Bbls/d that are not designated as a cash flow hedge under hedge accounting.

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.33	$0.8725	1,600
2009	$1.33	$0.8725	600
2009	$1.33	$0.9650	100
2010	$1.49	$0.8500	1,100
2010	$1.49	$0.9460	700

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011	$1.7100	200	—	—

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.62	$1.0600	175
2009	$1.57	$1.0600	275
2009	$1.62	$1.1600	100
2010	$1.89	$1.1145	100
2010	$1.89	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.0525	700	—	—
2009	$1.1400	400	$1.2275	400	(2)
2009	—	—	$(1.7025)	(320	)(3)
2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200
2011	$1.7100	350	—	—

(2)	Includes 395 Bbls/d that are not designated as a cash flow hedge under hedge accounting.

(3)	Instrument is not designated as a cash flow hedge under hedge accounting.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

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

Note 11 — Financial Instruments (Continued)

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike
	(Per barrel)		Volumes
	Bought	Sold	(Bbls/d)

2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500
2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. As of March 31, 2009, we hold a notional amount of $145.0 million in interest rate swaps with an average fixed rate of 4.44% that mature between July 2010 and October 2012. Of the $145.0 million of interest rate swaps outstanding as March 31, 2009, we have $25.0 million designated as cash flow hedges, which we de-designated in April 2009.

For the three months ended March 31, 2009, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market gains of $75,000 on undesignated interest rate swaps and no ineffectiveness on designated interest rate swaps. For the three months ended March 31, 2009, we paid $1,106,000 in settlement of expired positions. For the three months ended March 31, 2008, interest and other financing costs on the consolidated statement of operations includes $12,000 of ineffectiveness on designated interest rate swaps. For the three months ended March 31, 2008, we paid $230,000 in settlement of expired positions.

SFAS No. 157 Fair Value Measurement and SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities

We recognize the fair value of our assets and liabilities that require periodic remeasurement to fair measurement as necessary based upon the requirements of SFAS No. 157. This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We are able to classify fair value balances based on the observable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those for which fair value is based on significant unobservable inputs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on Hedging Instruments(a)
	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets
Commodity derivatives:
Short-term — Designated(b)	$—	$—	$75,215	$75,215	$—	$—	$76,440	$76,440
Short-term — Not designated(b)	—	—	204	204	—	—	—	—
Long-term — Designated(c)	—	—	64,124	64,124	—	—	81,192	81,192
Long-term — Not designated(c)	—	—	989	989	—	—	1,700	1,700

Total	$—	$—	$140,532	$140,532	$—	$—	$159,332	$159,332

Liabilities
Commodity derivatives:
Short-term — Not designated(d)	$—	$—	$1,744	$1,744	$—	$—	$2,308	$2,308
Long-term — Designated(e)	—	—	2,636	2,636	—	—	4,347	4,347
Interest rate derivatives:
Short-term — Designated(d)	—	525	—	525	—	302	—	302
Short-term — Not designated(d)	—	4,303	—	4,303	—	3,662	—	3,662
Long-term — Designated(e)	—	812	—	812	—	854	—	854
Long-term — Not designated(e)	—	5,572	—	5,572	—	6,288	—	6,288

Total	$—	$11,212	$4,380	$15,592	$—	$11,106	$6,655	$17,761

Total Designated	$—	$(1,337)	$136,703	$135,366	$—	$(1,156)	$153,285	$152,129

Total Not designated	$—	$(9,875)	$(551)	$(10,426)	$—	$(9,950)	$(608)	$(10,558)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current assets under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liabilities under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

Level 3 derivative contracts primarily relate to our natural gas, West Texas Intermediate crude oil, ethane, propane, iso-butane, normal butane and natural gasoline put options, put spread options, call spread options and swaps. We value our Level 3 commodity derivative contracts based upon the availability of market information. For commodities we hedge on indices that have observable market information, such as West Texas Intermediate crude and Houston Ship Channel natural gas, we use the observable market prices and volatilities in determining the valuation of a derivative contract. For products we hedge on indices that are thinly-traded or have no readily observable market data, such as natural gas liquids products and Center Point East natural gas, we use a multi-variable linear regression methodology to generate forward pricing curves in determining the valuation of a derivative contract.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

The following table provides a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$152,677	$(48,194)
Total gains or losses:
Included in earnings	56	(8,246)
Included in accumulated other comprehensive loss	(7,393)	(4,523)
Purchases, issuances and settlements	(9,188)	25,759
Transfers in and/or out of Level 3	—	—

Balance, end of period	$136,152	$(35,204)

Change in unrealized losses relating to instruments still held as of end of period	$164	$4,484

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

We have not entered into any derivative transactions containing credit risk related contingent features as of March 31, 2009.

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
Three Months Ended March 31, 2009
(In thousands)

			Amount of Gain or
			(Loss) Recognized
			in Income on
			Derivative
	Amount of Gain or	Amount of Gain or	(Ineffective
Derivatives in	(Loss) Recognized	(Loss) Reclassified	Portion and Amount
SFAS 133 Cash	in OCI on	from Accumulated	Excluded from
Flow Hedging	Derivatives	OCI into Income	Effectiveness	Statement of Operations
Relationships	(Effective Portion)	(Effective Portion)	Testing)	Location

Natural gas	$255	$(766)	$—	Natural gas sales
Natural gas liquids	(3,534)	11,494	(16)	Natural gas liquids sales
Crude oil	(4,223)	4,049	123	Condensate and other
Interest rate swaps	(181)	(81)	—	Interest and other financing costs

Total	$(7,683)	$14,696	$107

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Financial Instruments (Continued)

The following table presents derivatives that are not designated as cash flow hedges (in thousands):

The Effect of Derivative Instruments on the Statements of Operations
Three Months Ended March 31, 2009

	Amount of Gain or
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in	Statement of Operations
Under Statement 133	Income on Derivative	Location

Natural gas liquids	$56	Natural gas liquids sales
Interest rate	75	Interest and other financing costs

Total	$131

Note 12 — Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes natural gas midstream services in central and east Oklahoma, including natural gas gathering and related services, natural gas processing and a crude oil pipeline located in south Oklahoma and north Texas. Our Oklahoma segment includes our equity investment in Southern Dome.

•	Texas, which provides natural gas gathering and transmission and related services and natural gas processing, treating, conditioning, NGL fractionation and related NGL transportation operations in Texas and Louisiana. Our Texas segment includes our Louisiana processing assets and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and related operations in Wyoming. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm transportation agreements with WIC.

The amounts indicated below as “Corporate and other” relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

We evaluate segment performance based on segment gross margin before depreciation, amortization and impairment. All of our revenue is derived from, and all of our assets and operations are located in Oklahoma, Texas, Wyoming and Louisiana in the United States. Transactions between reportable segments are conducted on terms similar to those conducted on an arm’s length basis. Operating and maintenance expenses and general and administrative expenses incurred at corporate and other are allocated to Oklahoma, Texas and Rocky Mountains based on actual expenses incurred by each segment or an allocation based on activity, as appropriate.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Segment Information (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in thousands). Prior year information has been restated to conform to the current year presentation of our segment information.

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended March 31, 2009:
Total segment gross margin	$15,071	$20,580	$799	$36,450	$16,096	$52,546
Operations and maintenance expenses	5,766	7,054	2	12,822	—	12,822
Depreciation and amortization	7,814	4,347	671	12,832	333	13,165
General and administrative expenses	1,971	2,251	749	4,971	5,754	10,725
Taxes other than income	404	380	2	786	—	786
Equity in earnings from unconsolidated affiliates	(217)	24	(1,291)	(1,484)	—	(1,484)

Operating (loss) income	$(667)	$6,524	$666	$6,523	$10,009	$16,532

Sales to external customers	$95,608	$96,358	$8,354	$200,320	$16,096	$216,416
Intersegment sales	(290)	290	—	—	—	—
Interest and other financing costs	—	—	—	—	14,448	14,448
Net income (loss)	(287)	6,795	853	7,361	(1,456)	5,905
Segment assets	714,544	384,330	710,005	1,808,879	170,820	1,979,699
Three Months Ended March 31, 2008:
Total segment gross margin	$36,570	$41,576	$963	$79,109	$(17,792)	$61,317
Operations and maintenance expenses	5,926	5,852	52	11,830	—	11,830
Depreciation and amortization	7,109	3,565	670	11,344	226	11,570
General and administrative expenses	1,694	1,901	718	4,313	7,537	11,850
Taxes other than income	416	325	—	741	—	741
Equity in (earnings) loss from unconsolidated affiliates	(1,101)	(291)	996	(396)	—	(396)

Operating income (loss)	$22,526	$30,224	$(1,473)	$51,277	$(25,555)	$25,722

Sales to external customers	$216,964	$191,358	$11,218	$419,540	$(17,792)	$401,748
Intersegment sales	(518)	518	—	—	—	—
Interest and other financing costs	—	—	—	—	11,392	11,392
Net income (loss)	22,740	30,391	(1,433)	51,698	(37,196)	14,502

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

As generally used in the energy industry and in this report, the following terms have the following meanings:

/d:	Per day
Bcf:	One billion cubic feet
Btu:	One British thermal unit
MMBtu:	One million British thermal units
Mcf:	One thousand cubic feet
MMcf:	One million cubic feet
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Throughput:	The volume of products transported or passing through a pipeline, plant, terminal or other facility

Overview

We are a Delaware limited liability company formed in 2001 to acquire entities operating under the Copano name since 1992, and to serve as a holding company for our operating subsidiaries. Through our subsidiaries, we own and operate natural gas gathering and intrastate transmission pipeline assets, natural gas processing and fractionation facilities, NGL pipelines and a crude oil pipeline. We operate in Oklahoma, Texas, Wyoming and Louisiana.

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments: Oklahoma, Texas and Rocky Mountains.

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering and related compression, dehydration, treating and nitrogen rejection services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas. For the three months ended March 31, 2009 and 2008, this segment generated approximately 29% and 60%, respectively, of our total segment gross margin, which is defined below under “— How We Evaluate Our Operations.”

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant and our NGL pipelines. In addition, we are constructing a cryogenic processing plant in Montague County, Texas, and our Texas segment owns a processing plant located in southwest Louisiana. For the three months ended March 31, 2009 and 2008, this segment generated approximately 39% and 68%, respectively, of our total segment gross margin.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. The gross margin generated by this segment is derived from the services we provide to our Rocky Mountains producers and does not include results associated with our interests in Bighorn or Fort Union, which are reported as equity in earnings from unconsolidated affiliates. For each of the three month periods ended March 31, 2009 and 2008, this segment generated approximately 1% of our total segment gross margin.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments. For the three months ended March 31, 2009 and 2008, corporate and other generated approximately 31% and (29)%, respectively, of our total segment gross margin. Total segment gross margin is a non-GAAP financial measure. For a reconciliation of total segment gross margin to its most directly comparable GAAP measure, please read “— Non-GAAP Financial Measures.”

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below. Many of the factors affecting our business are beyond our control and are difficult to predict.

Market and Industry Trends

Commodity Prices and Producer Activity.  Our gross margins and total distributable cash flow are influenced by the prices of natural gas and NGLs, and by drilling activity. Generally, prices affect our Texas and Oklahoma segments directly and our Rocky Mountains segment only indirectly. Each of our segments is affected by the level of drilling activity in its operating area. Please read “— How We Evaluate Our Operations” and “— How We Manage Our Operations” for further discussion.

The following table and graph summarize the average daily prices on the primary indices we use to price natural gas and NGLs in Texas and Oklahoma.

(1)

	Year Ended December 31,		Quarterly Data for:
			2008				2009
	2007	2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Q1 2009
Oklahoma
Indices:
CenterPoint East ($/MMBtu)	$6.07	$7.11	$7.20	$9.26	$8.41	$3.58	$3.37
Conway ($/barrel)	$45.93	$51.28	$56.33	$62.27	$59.42	$27.36	$24.13
Service Throughput (MMBtu/d)	199,906	238,836	222,006	228,941	243,000	261,107	271,222
Segment Gross Margin (in thousands)	$115,099	$136,378	$36,570	$47,852	$33,536	$18,420	$15,071
Texas
Indices:
Houston Ship Channel ($/MMBtu)	$6.58	$8.67	$7.73	$10.58	$9.98	$6.37	$4.21
Mt. Belvieu ($/barrel)	$47.58	$57.24	$61.01	$67.81	$67.54	$30.06	$25.89
Service Throughput (MMBtu/d)	642,528	686,791	696,658	700,545	666,686	679,142	644,752
Segment Gross Margin (in thousands)	$121,935	$142,723	$41,576	$40,499	$41,392	$19,256	$20,580

As the table and graph illustrate, commodity prices were particularly volatile in 2008 and declined sharply late in the year. During the first quarter of 2009, natural gas and NGL prices continued to decline, but at a slower rate compared to late 2008. We believe these adverse price changes are attributable primarily to disruptions in the credit markets and overall downturn in the economy that began in mid-2008 and intensified late in the year. Other factors included market disruptions associated with Hurricanes Gustav and Ike in the third quarter of 2008, and, as natural gas processors responded to lower NGL prices by operating in ethane-rejection or conditioning mode, oversupply of natural gas in the southeastern United States. The current recession has been characterized by sharp declines in demand for materials used in the housing and automotive industries, and ultimately for consumer goods overall. A prolonged economic recession would likely suppress global demand for natural gas and for NGL products such as ethane, a primary feedstock for petrochemical and manufacturing industries, and result in continued lower natural gas and NGL prices.

The long term growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. Commodity price fluctuations and access to capital influence natural gas producers as they schedule drilling projects. Low natural gas prices, particularly in combination with high operating costs, act as a disincentive to producers. In an environment of lower natural gas prices, producers typically re-evaluate their drilling schedules and related capital expenditures and, depending on the severity and duration of the pricing trends, may suspend drilling to the degree it has become uneconomic. We believe that future natural gas prices will be influenced by regional drilling activity, takeaway capacity, the severity of winter and summer weather, natural gas storage levels, liquefied natural gas imports and the overall economy.

We experienced volume increases compared to the first quarter of 2008 primarily because the favorable pricing environment of recent years created significant incentives for producers to increase drilling activity. The sustained period of high commodity prices also increased drilling costs for producers, and as of the end of the first quarter of 2009, costs have not fully corrected to match today’s commodity price environment. The current pricing environment, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in drilling activity by some producers in each of our segments.

We anticipate that producers may resume new drilling activity once drilling costs reach a level sufficient to make drilling economic. However, demand for and competing supplies of natural gas, and their anticipated effects on commodity prices, will also influence producers’ decisions regarding drilling. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas we gather and process.

If the current environment continues, we could experience declining volumes in combination with unfavorable commodity prices in the coming year. Our derivative instruments have helped to offset the effects of lower commodity prices, but they cannot offset the effects of lower volumes.

For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Credit and Capital Market Disruptions.  Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations to provide liquidity to the financial sector, capital markets remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our previous offerings will be limited so long as capital markets remain constrained.

Factors Affecting First Quarter Operating Results and Financial Condition

Our first quarter 2009 results reflect the severity of the pricing environment we encountered during the period relative to the high commodity prices that prevailed during the first quarter of 2008. Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. In the first quarter of 2009, we received $25.1 million in cash settlements from our hedge portfolio, which helped to offset the decline in operating revenues attributable to lower commodity prices. We also repurchased and retired $18.2 million aggregate principal amount of our outstanding 7.75% senior notes due 2018 at market prices below par, resulting in a gain of $3.9 million and reduced interest expense. This retirement of senior notes will reduce interest expense by $1.4 million per year that otherwise would have been payable over the remaining term of the notes.

How We Evaluate Our Operations

We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our performance. Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (i) throughput volumes; (ii) segment gross margin and total segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA and adjusted EBITDA and (vi) total distributable cash flow. Segment gross margin, total segment gross margin, EBITDA, adjusted EBITDA and total distributable cash flow are non-GAAP financial measures. A reconciliation of each non-GAAP measure to its most directly comparable GAAP measure is provided below.

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and moving through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by the volume of natural gas delivered to the plant, the NGL content of the natural gas, the quality of the natural gas and the plant’s recovery capability. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs and losses associated with our pipeline operations, these costs are frequently passed on to our producers.

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

To measure the overall financial impact of our contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) the results of our risk management activities. The results of our risk management activities consist of (i) net cash settlements paid or received on expired commodity derivative instruments, (ii) amortization expense relating to the option component of our commodity derivative instruments and (iii) unrealized mark-to-market gain or loss on our commodity derivative instruments that have not been designated as cash flow hedges.

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

Operations and Maintenance Expenses.  The most significant portion of our operations and maintenance expenses consists of direct labor, insurance, repair and maintenance, utilities and contract services. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. A portion of our operations and maintenance expenses is incurred through Copano Operations, an affiliate of our company controlled by John R. Eckel, Jr., the Chairman of our Board of Directors and our Chief Executive Officer. See Note 8 of the notes to the unaudited consolidated financial statements included in Item 1 of this report. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the operations and maintenance expenses it incurs on our behalf, which consist primarily of payroll costs. We monitor operations and maintenance expenses to assess the impact of such costs on the profitability of a particular asset or group of assets and to evaluate the efficiency of our operations.

General and Administrative Expenses.  Our general and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with our field operations. A portion of our general and administrative expenses are incurred through Copano Operations, an affiliate of our company. See Note 8 of the notes to the unaudited consolidated financial statements included in Item 1 of this report. Under the terms of our arrangement with Copano Operations, we have agreed to reimburse it, at cost, for the general and administrative expenses it incurs on our behalf. To help ensure the appropriateness of our general and administrative expenses, we monitor such expenses through comparison with general and administrative expenses incurred by similar midstream companies and with the annual financial plan approved by our Board of Directors.

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

Total Distributable Cash Flow.  We define total distributable cash flow as net income plus: (i) depreciation, amortization and impairment expense (including amortization expense relating to the option component of our risk management portfolio); (ii) cash distributions received from investments in unconsolidated affiliates and equity losses from such unconsolidated affiliates; (iii) provision for deferred income taxes; (iv) the subtraction of maintenance capital expenditures; (v) the subtraction of equity in earnings from unconsolidated affiliates and (vi) the addition of losses or subtraction of gains relating to other miscellaneous non-cash amounts affecting net income for the period, such as equity-based compensation, mark-to-market changes in derivative instruments, and our line fill contributions to third-party pipelines and gas imbalances. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows.

Total distributable cash flow is a significant performance metric used by senior management to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders, and it also correlates with the metrics of our existing debt covenants. Using total distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Total distributable cash flow is also an important non-GAAP financial measure for our unitholders because it serves as an indicator of our success in providing a cash return on investment — specifically, whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Total distributable cash flow is also used by industry analysts with respect to publicly traded partnerships and limited liability companies because the market value of such entities’ equity securities is significantly influenced by the amount of cash they can distribute to unitholders.

Although we have previously reported both distributable cash flow and total distributable cash flow, we determined that total distributable cash flow is a better measure of the rate at which cash available for distribution is generated by our operations than distributable cash flow, which does not add back the amortization expense relating to the option component of our risk management portfolio. Total distributable cash flow should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Non-GAAP Financial Measures.  The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin (which consists of the sum of individual segment gross margins and corporate and other) to the GAAP financial measure of operating income, (ii) EBITDA and adjusted EBITDA to the

GAAP financial measures of net income and cash flows from operating activities and (iii) total distributable cash flow to the GAAP financial measure of net income, for each of the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$16,532	$25,722
Add: Operations and maintenance expenses	12,822	11,830
Depreciation and amortization	13,165	11,570
General and administrative expenses	10,725	11,850
Taxes other than income	786	741
Equity in earnings from unconsolidated affiliates	(1,484)	(396)

Total segment gross margin	$52,546	$61,317

Reconciliation of EBITDA and adjusted EBITDA to net income:
Net income	$5,905	$14,502
Add: Depreciation and amortization	13,165	11,570
Interest and other financing costs	14,448	11,392
Provision for income taxes	164	284

EBITDA	33,682	37,748
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,818	4,599
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,557	1,269
Copano’s share of interest and other financing costs incurred by our equity method investments	508	2,170

Adjusted EBITDA	$40,565	$45,786

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$35,398	$19,178
Add: Cash paid for interest and other financing costs	13,178	10,624
Equity in earnings from unconsolidated affiliates	1,484	396
Distributions from unconsolidated affiliates	(5,371)	(4,276)
Risk management activities	(9,188)	17,240
Decrease in working capital and other	(1,819)	(5,414)

EBITDA	33,682	37,748
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,818	4,599
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,557	1,269
Copano’s share of interest and other financing costs incurred by our equity method investments	508	2,170

Adjusted EBITDA	$40,565	$45,786

Reconciliation of net income to total distributable cash flow:
Net income	$5,905	$14,502
Add: Depreciation and amortization	13,165	11,570
Amortization of commodity derivative options	9,188	7,562
Amortization of debt issue costs	1,270	768
Equity-based compensation	1,959	969
Distributions from unconsolidated affiliates	6,931	5,052
Unrealized losses associated with line fill contributions and gas imbalances(1)	166	75
Unrealized losses on derivatives	(239)	4,473
Deferred taxes and other	346	68
Less: Equity in earnings from unconsolidated affiliates	(1,484)	(396)
Maintenance capital expenditures	(2,151)	(3,059)

Total distributable cash flow(1)	$35,056	$41,584

(1)	Beginning with the third quarter of 2008, unrealized non-cash losses (gains) associated with line fill contributions and gas imbalances have been added back in the determination of total distributable cash flow. Prior periods have been adjusted to reflect this change.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Economic Models and Standardized Processing Margin.  We use our economic models to determine (i) whether we should reduce the ethane extracted from certain natural gas processed by some of our processing plants and (ii) whether we should process or condition natural gas at our Houston Central plant.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin at our Houston Central plant. This processing margin is based on a fixed set of assumptions, with respect to liquids composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our financial results are not derived from this standardized processing margin and the standardized margin is not derived from our financial results. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations and we use this calculation to track commodity price relationships. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices such as volumes, changes in NGL composition, recovery rates and variable contract terms. Our standardized processing margins averaged $0.181 and $0.624 per gallon during the three months ended March 31, 2009 and 2008, respectively. The average standardized processing margin for the period from January 1, 1989 through March 31, 2009 is $0.136 per gallon.

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

Our Long-Term Growth Strategy

As part of our long-term growth strategy, we continue to review complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We intend to pursue acquisitions and capital projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas, including other areas of Texas, Oklahoma and the Rocky Mountains region, to the extent they offer highly visible cash flows and present growth opportunities similar to those we are pursuing in our existing areas of operations, as well as installation or construction of significant new facilities in such areas. To consummate larger acquisitions, we will require access to additional capital on competitive terms. Generally, we believe that our cost of equity capital relative to master limited partnerships (“MLPs”), of similar size will be favorable because, unlike many of our competitors that are MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as higher per unit levels of cash distributions are received. If possible under then-existing market conditions, we intend to finance future large acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, including the effects of capital market conditions on our ability to implement our growth strategy, please read “— Liquidity and Capital Resources.”

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include assertions related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	our ability to successfully integrate any acquired assets or operations;

•	the volatility of prices and market demand for natural gas and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain key customers;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A, “Risk Factors.” All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended March 31,
	2009	2008
	($ in thousands)

Total segment gross margin(1)	$52,546	$61,317
Operations and maintenance expenses	12,822	11,830
Depreciation and amortization	13,165	11,570
General and administrative expenses	10,725	11,850
Taxes other than income	786	741
Equity in earnings from unconsolidated affiliates	(1,484)	(396)

Operating income	16,532	25,722
Gain on retirement of unsecured debt	3,939	—
Interest and other financing costs, net	(14,402)	(10,936)
Provision for income taxes	(164)	(284)

Net income	$5,905	$14,502

Segment gross margin:
Oklahoma	$15,071	$36,570
Texas	20,580	41,576
Rocky Mountains	799	963

Segment gross margin	36,450	79,109
Corporate and other(2)	16,096	(17,792)

Total segment gross margin(1)	$52,546	$61,317

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$0.62	$1.81
Texas:
Service throughput ($/MMBtu)(4)	$0.35	$0.66
Rocky Mountains:
Producer services throughput ($/MMBtu)(5)	$0.05	$0.05
Volumes:
Oklahoma:(3)(6)
Service throughput (MMBtu/d)	271,222	222,006
Plant inlet volumes (MMBtu/d)	160,181	150,610
NGLs produced (Bbls/d)	15,309	14,543
Crude oil service volumes (Bbls/d)	4,406	3,691
Texas:(4)(7)
Service throughput (MMBtu/d)	644,752	696,658
Pipeline throughput (MMBtu/d)	304,158	327,998
Plant inlet volumes (MMBtu/d)	558,195	604,736
NGLs produced (Bbls/d)	16,878	18,082
Rocky Mountains:
Producer services throughput (MMBtu/d)(5)	181,385	226,721
Capital Expenditures:
Maintenance capital expenditures	$2,151	$3,059
Expansion capital expenditures	10,535	30,621

Total capital expenditures	$12,686	$33,680

Operations and maintenance expenses:
Oklahoma	$5,766	$5,926
Texas	7,054	5,852
Rocky Mountains	2	52

Total operations and maintenance expenses	$12,822	$11,830

(1)	Total segment gross margin is a non-GAAP financial measure. See “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the three months ended March 31, 2009, plant inlet volumes for Southern Dome averaged 10,608 MMBtu/d and NGLs produced averaged 367 Bbls/d. For the three months ended March 31, 2008, plant inlet volumes for Southern Dome averaged 10,824 MMBtu/d and NGLs produced averaged 448 Bbls/d.

(4)	Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 88,740 MMBtu/d and 81,138 MMBtu/d for the three months ended March 31, 2009 and 2008, respectively.

(5)	Producer services throughput consists of volumes we purchased for resale, volumes gathered under our firm capacity gathering agreements with Fort Union and volumes transported using our firm capacity agreements with WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes transported by Bighorn were 201,777 MMBtu/d and 218,025 MMBtu/d for the three months ended March 31, 2009 and 2008, respectively. Volumes transported by Fort Union were 804,221 MMBtu/d and 675,308 MMBtu/d for the three months ended March 31, 2009 and 2008, respectively.

(6)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including our owned plants and plants owned by third parties. For the three months ended March 31, 2009, plant inlet volumes averaged 122,902 MMBtu/d and NGLs produced averaged 12,535 Bbls/d for plants owned by the Oklahoma segment. For the three months ended March 31, 2008, plant inlet volumes averaged 99,270 MMBtu/d and NGLs produced averaged 9,994 Bbls/d for plants owned by the Oklahoma segment.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 535,083 MMBtu/d and NGLs produced averaged 15,049 barrels per day for the three months ended March 31, 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 581,051 MMBtu/d and NGLs produced averaged 16,376 barrels per day for the three months ended March 31, 2008 for plants owned by the Texas segment.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net income decreased by 59% to $5.9 million, or $0.10 per unit on a diluted basis, for the three months ended March 31, 2009 compared to net income of $14.5 million, or $0.25 per unit on a diluted basis, for the three months ended March 31, 2008. The major drivers of our net income for 2009 compared to 2008 included:

•	a decrease in total segment gross margin of $8.8 million as a result of a $42.7 million decrease in operating segment gross margins primarily reflecting average NGL price declines of 57% in the Conway index and 58% in the Mt. Belvieu index, which was substantially offset by an increase of $33.9 million from our commodity risk management activities;

•	an increase in operations, maintenance, depreciation and amortization expenses of $2.6 million primarily related to our expanded operations in north Texas;

•	a decrease in general and administrative expenses of $1.1 million primarily related to reduced employee compensation and benefit expenses and third-party service providers costs;

•	an increase of $1.1 million in equity in earnings of our unconsolidated affiliates primarily related to our investment in Fort Union;

•	a gain of $3.9 million related to the repurchase and retirement of $18.2 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 at market prices averaging 78% of the face amount of the notes;

•	non-cash charges netting $0.3 million related to (a) $0.4 million write-off of debt issuance costs related to the repurchase and retirement of our senior unsecured notes discussed above, offset by (b) $0.1 million of mark-to-market gains on our undesignated interest rate swaps;

•	an increase in interest expense of $2.6 million as a result of increased average outstanding borrowings offset by slightly lower average interest rates between the periods ($838.1 million at 7.37% in 2009 compared to $634.6 million at 7.42% in 2008). Average borrowings increased to provide additional liquidity and to finance our expansion activities in north Texas and contributions to Bighorn and Fort Union; and

•	a decrease in interest income of $0.4 million as a result of lower interest rates.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $15.1 million for the three months ended March 31, 2009 compared to $36.6 million for the three months ended March 31, 2008, a decrease of $21.5 million, or 59%. The decrease in segment gross margin resulted primarily from period over period decreases in average natural gas and NGLs prices of 53% and 57%, respectively. The Oklahoma segment gross margin per unit of service throughput decreased $1.19 per MMBtu to $0.62 per MMBtu for the three months ended March 31, 2009 compared with $1.81 per MMBtu for the first quarter of 2008. The reduction in segment gross margin was partially offset by increases in NGLs produced, plant inlet volumes and service throughput of 5%, 6% and 22%, respectively. NGLs produced at the Paden plant increased 29% during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Texas Segment Gross Margin.  Texas segment gross margin was $20.6 million for the three months ended March 31, 2009 compared to $41.6 million for the three months ended March 31, 2008, a decrease of $21 million, or 50%. The decrease in segment gross margin was primarily attributable to a decline in average NGL prices which decreased 58% from the three months ended March 31, 2008 and a 7% decline in service throughput from the three months ended March 31, 2008. The decrease in Texas segment gross margin was partially offset by lower average natural gas prices, which decreased 46% compared to the three months ended March 31, 2008. The Texas segment gross margin per unit of service throughput decreased $0.31 per MMBtu to $0.35 per MMBtu for the three months ended March 31, 2009, compared with $0.66 per MMBtu for the first quarter of 2008. The decrease in segment gross margin per unit of service throughput was attributable to the decrease in the realized prices for NGLs. The Houston Central plant operated in conditioning mode for 6 days during the first quarter of 2009, which reduced the average NGL production by approximately 829 Bbls/d for the quarter. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains gross margin was $0.8 million for the three months ended March 31, 2009 compared with $1.0 million for the three months ended March 31, 2008, a decrease of $0.2 million, or 20%. The decrease in Rocky Mountains segment gross margin is primarily the result of lower volumes primarily due to weather-related freeze-offs causing producers to shut in production. These unfavorable weather conditions impeded the producers’ ability to put the wells back on production during the first quarter.

Corporate and Other.  Corporate and other includes our commodity risk management gains of $16.1 million for the three months ended March 31, 2009 compared to losses of $17.8 million for the three months ended March 31, 2008. The gain for the three months ended March 31, 2009 includes $25.1 million of net cash settlements received on expired commodity derivative instruments and $0.2 million of unrealized mark-to-market gains on our commodity derivative instruments offset by $9.2 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The loss for the three months ended March 31, 2008 consists of $7.6 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $4.5 million of unrealized mark-to-market losses on our commodity derivative instruments and $5.7 million of net cash settlements paid on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $12.8 million for the three months ended March 31, 2009 compared with $11.8 million for the three months ended March 31, 2008. The 8% increase is primarily attributable to (i) increases in rental expense and utilities associated with placing our leased refrigeration processing plant in north Texas in service in May 2008 and the related additional treating and compression fees from the additional volumes on the north Texas system and (ii) additional maintenance expense at the Houston Central plant for boiler and heat exchanger repairs.

Depreciation and Amortization.  Depreciation and amortization totaled $13.2 million for the three months ended March 31, 2009 compared with $11.6 million for the three months ended March 31, 2008, an increase of 14%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to March 31, 2008.

General and Administrative Expenses.  General and administrative expenses totaled $10.7 million for the three months ended March 31, 2009 compared with $11.9 million for the three months ended March 31, 2008. The 10% decrease consists primarily of (i) $1.5 million reduction in personnel, consultants, insurance, compensation and benefits, (ii) reduction in legal and accounting fees of $0.6 million, (iii) $0.2 million reduction of costs associated with our Rocky Mountains segment and (iv) reduction of costs of preparing and processing tax K-1s to unitholders of $0.5 million. These reductions in costs were partially offset by (i) an increase of $0.8 million in expenses associated with pending acquisition activities and other acquisition initiatives, (ii) additional expenses incurred by our Oklahoma segment of $0.2 million and (iii) non-cash compensation expense of $0.6 million related to amortization of the fair value of restricted units, phantom units and unit options issued under our LTIP.

Interest and Other Financing Costs.  Interest and other financing costs totaled $14.4 million for the three months ended March 31, 2009 compared with $11.4 million for the three months ended March 31, 2008, an increase of $3.0 million, or 26%. Interest expense related to our revolving credit facility totaled $1.5 million (including net settlements paid under our interest rate swaps of $1.1 million and net of $1.2 million of capitalized interest) and $3.5 million (net of $0.5 million of capitalized interest) for the three months ended March 31, 2009 and 2008, respectively. Interest and other financing costs for the three months ended March 31, 2009 includes unrealized mark-to-market gains of $0.1 million on undesignated interest rate swaps. Interest on our senior unsecured notes increased to $11.8 million for the three months ended March 31, 2009 from $7.1 million for the three months ended March 31, 2008 because we issued an additional $300 million of senior unsecured notes due 2018 on May 16, 2008. Amortization of debt issue costs totaled $1.3 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Average borrowings under our credit arrangements for the three months ended March 31, 2009 and 2008 were $838.1 million and $634.6 million with average interest rates of 7.37% and 7.42%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Gain on Unsecured Debt Retirement.  During the first quarter of 2009, we repurchased and retired $18.2 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 using available cash and borrowings under our revolving credit facility. As a result of repurchasing the notes below par value, we recognized a gain of $3.9 million in the first quarter of 2009.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated as reported in the historical consolidated statements of cash flows found in Item 1 of this report.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$35,398	$19,178
Net cash used in investing activities	(19,451)	(31,598)
Net cash provided by (used in) financing activities	4,662	(23)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $35.4 million for the three months ended March 31, 2009 compared to $19.2 million for the three months ended March 31, 2008. The increase in cash provided by operating activities of $16.2 million was attributable to the following changes:

•	cash distributions received from our unconsolidated affiliates (Bighorn, Fort Union, Webb Duval and Southern Dome) were $1.1 million higher for the three months ended March 31, 2009 compared to the same period in 2008; offset by:

•	operating income (adjusted for the timing of related cash receipts and disbursements) was $14.8 million lower for the three months ended March 31, 2009 compared with the same period in 2008;

•	risk management activities provided $27.4 million of cash flow for the three months ended March 31, 2009 as compared to the same period in 2008, primarily because we did not purchase commodity derivative instruments during the first quarter of 2009. In 2008, we used $26.0 million to purchase commodity derivative instruments; and

•	interest payments for the three months ended March 31, 2009 were $2.5 million lower compared to the three months ended March 31, 2008.

Investing Cash Flows.  Net cash used in investing activities was $19.4 million and $31.6 million for the three months ended March 31, 2009 and 2008, respectively. Investing activities for the first quarter of 2009 included (i) $19.8 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $0.6 million of investment in Bighorn and (iii) other investing activities of $0.6 million, offset by $1.6 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings. Investing activities for the first quarter of 2008 included (i) $28.7 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of the Saint Jo processing plant in north Texas and constructing well interconnects to attach volumes in new areas, (ii) $3.3 million of investment in Bighorn and (iii) other investing activities of $0.4 million, offset by $0.8 million of distributions from Fort Union and Webb Duval in excess of equity earnings and other.

Financing Cash Flows.  Net cash provided by financing activities totaled $4.7 million during the three months ended March 31, 2009 and included borrowings under our revolving credit facility of $50.0 million, offset by (i) the retirement of $14.3 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 and (ii) distributions to our unitholders of $31.0 million. Net cash used in financing activities totaled $23,000 during the three months ended March 31, 2008 and included (i) borrowing under our revolving credit facility of $20.0 million, (ii) capital contributions of $4.1 million from our pre-IPO investors and (iii) proceeds from the exercise of unit options of $0.2 million, offset by (a) distributions to our unitholders of $24.2 million and (b) deferred financing costs of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity.  Cash generated from operations, borrowings under our revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations or generate additional revenues, interest payments on our revolving credit facility and senior unsecured notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under our revolving credit facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions.

Effects of Recent Economic Changes; Outlook.  Multiple events during 2008 and continuing into 2009 involving numerous financial institutions have effectively restricted current liquidity within the credit and capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, markets currently remain constrained. To the extent we access debt or equity markets in the near term, we believe that our ability to raise debt and equity at prices similar to our recent offerings will be limited, so long as capital markets remain constrained.

Commodity prices at the end of 2008 and beginning of 2009, together with the constrained capital and credit markets and overall economic downturn, led to a decline in drilling activity, which could have a negative effect on the volumes of natural gas we gather and process. We have been able to offset the effects of lower prices using commodity derivative instruments; however, we cannot use these instruments to offset the effects of lower volumes. In addition, the strike prices of derivative instruments we could acquire today would be reflective of current commodity prices, and therefore would not be as beneficial as strike prices of derivative instruments we acquired during the first half of 2008. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

We believe that cash from operations and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and in the financial markets and other financial and business factors, many of which are beyond our control.

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

During the three months ended March 31, 2009, our capital expenditures totaled $12.7 million, consisting of $2.2 million of maintenance capital and $10.5 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our senior credit facility. Expansion capital expenditures were related to the construction of our Saint Jo cryogenic processing plant in north Texas and related downstream natural gas and NGL pipelines, purchasing compressors and constructing well interconnects to attach volumes in new areas. Of the total expansion capital for the three months ended March 31, 2009, $5.6 million related to construction of the Saint Jo cryogenic processing plant and related projects. We estimate that our remaining costs for the north Texas expansion will total approximately $8.6 million and that the project will be completed during the first half of 2009. Based on our current scope of operations, we anticipate incurring approximately $10.0 million to $12.0 million of maintenance capital expenditures over the next 12 months.

Subject to FERC approval of the acquisition, we anticipate that we will incur approximately $95 million in combined acquisition and integration costs to acquire the McMullen Lateral pipeline. We anticipate making these capital expenditures primarily in 2009 and 2010 and expect to finance these expenditures with cash from operations and borrowings under our revolving credit facility.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$31,748	$126,992

(1)	Includes distributions on restricted common units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of May 1, 2009, we had 164,094 outstanding restricted units and 584,910 outstanding phantom units.

Our Indebtedness

As of March 31, 2009 and December 31, 2008, our aggregate outstanding indebtedness totaled $852.9 million and $821.1 million, respectively, and we were in compliance with our debt covenants.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of Ba3 with a stable outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-2. Standard &

Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of March 31, 2009, we had $270 million of outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent. Our revolving credit facility matures on October 18, 2012. Our revolving credit facility includes 30 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of March 31, 2009 and December 31, 2008, we had no letters of credit outstanding. While we have not experienced and do not anticipate any difficulties in obtaining funding from any of our lenders, the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

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

Annual interest under the revolving credit facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50%, or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. The effective average interest rate on borrowings under the revolving credit facility for the three months ended March 31, 2009 and 2008 was 4.8% and 6.3%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, respectively, was 0.25% and 0.20%. Interest and other financing costs related to the revolving credit facility totaled $3.0 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, our ratio of total debt to EBITDA was 3.5x, and our ratio of EBITDA to interest expense was 3.4x. Based on our ratio of total debt to EBITDA, our remaining available borrowing capacity under the revolving credit facility at March 31, 2009 was approximately $280.0 million.

Senior Notes.  At March 31, 2009, we had $332.7 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 (“2016 Notes”) outstanding and $250.0 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 (“2018 Notes”) outstanding. We refer to the 2016 Notes and the 2018 Notes collectively as the “Senior Notes.”

Interest and other financing costs relating to the 2016 Notes totaled $7.0 million and $7.3 million for the three months ended March 31, 2009 and 2008, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Interest and other financing costs relating to the 2018 Notes, which we issued in May 2008, totaled $5.5 million for the three months ended March 31, 2009. Interest on the 2018 Notes is payable each June 1 and December 1.

The Senior Notes are jointly and severally guaranteed by all of our wholly owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the Senior Notes). The Senior Notes rank equally in right of payment with all of our existing and future senior indebtedness. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness (including under our revolving credit facility) to the extent of the value of the assets securing that indebtedness, and to all existing and future indebtedness and liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to us, if any).

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At March 31, 2009, our ratio of EBITDA to fixed charges was 3.6x.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2009.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future NGL and natural gas prices and estimated future natural gas production in the region (which is dependent in part on natural gas and NGL prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in which our assets are located;

•	the availability and prices of natural gas supply;

•	improvements in exploration and production technology;

•	the finding and development cost for producers to exploit reserves in a particular area;

•	our ability to negotiate favorable agreements with producers and customers;

•	our dependence on certain significant customers, producers, gatherers and transporters of natural gas; and

•	competition from other midstream service providers, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. An estimate of the sensitivity of these assumptions to our estimated future undiscounted cash flows used in our impairment review is not practicable given the extensive array of our assets and the number of assumptions involved in these estimates. However, based on current period assumptions, a decrease in our estimated future undiscounted cash flows of 10% to 25% could result in a potential impairment of certain of our assets.

A discussion of our additional critical accounting policies for revenue recognition and equity method of accounting for unconsolidated affiliates, which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the first half of 2008, we acquired commodity derivative instruments at strike prices substantially higher than those available in the current market. These derivative instruments have limited the effects on us of the recent drop in prices. Derivative instruments we could acquire today would reflect current commodity prices, and therefore would not be as beneficial as those we acquired during the first half of 2008.

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of two components of our business: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of March 31, 2009.

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

A significant portion of the gas processed by our Texas segment is processed under keep-whole with fee arrangements. Under these arrangements, increases in NGL prices or decreases in natural gas prices generally have a positive impact on our processing gross margins and, conversely, a reduction in NGL prices or increases in natural gas prices generally negatively impact our processing gross margins. However, the ability of our Houston Central plant to operate in a conditioning mode provides an operational hedge that allows us to reduce our Texas processing operations’ commodity price exposure. In conditioning mode, increases in natural gas prices have a positive impact on our margins.

Rocky Mountains.  Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The revenue we earn as a result of these arrangements is directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues under these arrangements would be reduced.

Other Commodity Price Risks.  Although we seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations, we experience imbalances between our natural gas purchases and sales from time to time. For example, a producer could fail to deliver or deliver in excess of contracted volumes, or a customer could take more or less than contracted volumes. To the extent our purchases and sales of natural gas are not balanced, we face increased exposure to commodity prices with respect to the imbalance. We purchase and sell natural gas under a variety of pricing arrangements, for example by reference to first of the month index prices, daily index prices or a weighted average of index prices over a given period. Our goal is to minimize commodity price risk by aligning the combination of pricing methods and indices under which we purchase natural gas in each of our segments with the combination under which we sell natural gas in these segments, although it is not always possible to do so.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.2 million to our total segment gross margin for the three months ended March 31, 2009. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.3 million decrease to our total segment gross margin, and vice versa, for the three months ended March 31, 2009. These relationships are not necessarily linear. As actual prices have fallen below the strike prices of our hedges in 2009, sensitivity to further changes in commodity prices have been reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin.

Risk Management Oversight

We seek to mitigate the price risk of natural gas and NGLs, and our interest rate risk discussed below under “— Interest Rate Risk,” through the use of derivative instruments. These activities are governed by our risk management policy. Our Risk Management Committee is responsible for our compliance with our risk management policy and consists of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice President and General Counsel and the President of any operating subsidiary. The Audit Committee of our Board of Directors monitors the implementation of our risk management policy, and we have engaged an independent firm to monitor compliance with our risk management policy.

Derivatives transactions may be executed by our Chief Financial Officer, our Vice President, Finance, our Chief Executive Officer or our Chief Operating Officer. All derivatives transactions must be authorized in advance of execution by both our Chief Executive Officer and our Chief Operating Officer.

Commodity Price Hedging Activities

Our risk management policy allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil to hedge NGLs produced or condensate collected by us or an entity or asset to be acquired by us if a binding purchase and sale agreement has been executed (a “Pending Acquisition”);

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on natural gas at Henry Hub, Houston Ship Channel or other highly liquid points relevant to our operations or a Pending Acquisition;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or a Pending Acquisition, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or a Pending Acquisition.

Our policy also limits the maturity and notional amounts of our derivatives transactions as follows:

•	Maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	Except as provided in the policy amendment described below, we may not (i) purchase crude oil or NGLs put options, (ii) purchase natural gas put or call options, (iii) purchase fractionation spread or processing margin spread put options or (iv) enter into any crude oil, natural gas or NGLs spread options permitted by the policy if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged commodity would be an amount in excess of 80% of the projected requirements or output, as applicable, for the hedged period (a calendar year or any remaining portion thereof). Notwithstanding this limitation, we are not required to divest outstanding hedge positions except to the extent net notional hedged volumes with respect to an underlying hedged commodity exceed 100% of the projected requirements or output, as applicable, for the hedged period; and

•	The aggregate volumetric exposure associated with swaps, collars and written calls relating to any product must not exceed the lesser of 50% of the aggregate hedged position or 35% of the projected requirements or output with respect to such product.

Our policy of limiting swaps relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

The volume limitations under our risk management policy provide that the notional amounts of put options with strike prices that are greater than 33% out-of-the-money (market price exceeds strike price by greater than 33%) may be excluded from the notional volume limitations for so long as such put options remain out-of-the-money. In the event that the strike price of such a put option returns to being in-the-money, the instrument’s notional amount would again be included in the volume limitations. If the reversal of a prior exclusion results in an over-hedged notional position, we will be required to become compliant with the notional volume limitations within 30 days of the reversal. As of March 31, 2009, we were in compliance with our risk management policy.

Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. All of our hedge counterparties are also lenders under our senior credit facility, and the payment obligations in connection with our hedge transactions are secured by a first priority lien on the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of March 31, 2009.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in SFAS No. 133.

Oklahoma Segment.  Natural gas for our Oklahoma segment is hedged using the CenterPoint East index. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the ONEOK Gas Transportation index and the CenterPoint East index. While this creates the potential for basis risk, which arises when the index we use to price a commodity hedge is more or less variable than the index on which prices for the underlying commodity are based, statistical analysis reveals that the CenterPoint East index and the ONEOK Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mt. Belvieu index for NGL hedges. This creates the potential for basis risk. Since September 2008, prices on these indices have varied at differing rates, and in the first quarter of 2009, the basis between the Conway index and the Mt. Belvieu index widened. However, the recent price variations are inconsistent with historical statistical analysis indicating that the two indices have been highly correlated.

Texas Segment.  With the exception of condensate and a portion of our natural gasoline production, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. We use natural gas call spread options to hedge a portion of our net operational short position in natural gas when we operate in a processing mode at our Houston Central plant. The call spread options are based on the Houston Ship Channel index, the same index used to price the underlying commodity. We do not hedge against potential declines in the price of natural gas for the Texas segment because our natural gas position is neutral to short due to our contractual arrangements and the ability of the Houston Central plant to switch between full recovery and conditioning mode.

Rocky Mountains Segment.  Because the profitability of our Rocky Mountains segment is only indirectly affected by the level of commodity prices, this segment has no outstanding transactions to hedge commodity price risk.

Our Commodity Hedge Portfolio.  As of March 31, 2009, our commodity hedge portfolio totaled a net asset of $136.1 million, which consists of assets aggregating $140.5 million and liabilities aggregating $4.4 million. See Note 11 to the consolidated financial statements included in Item 1 of this report for tables summarizing our commodity hedge portfolio as of March 31, 2009.

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

As of March 31, 2009, the fair value of our interest rate swaps liability totaled $11.2 million. See Note 11 to the consolidated financial statements included in Item 1 of the report for additional information on our interest rate swaps.

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

Counterparty Risk.  We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the three months ended March 31, 2009, ONEOK Energy Services, L.P. (14%), ONEOK Hydrocarbons, L.P. (13%), Enterprise Products Operating, L.P. (12%), Kinder Morgan Texas Pipeline, L.P. (9%) and BP Oil Supply (6%), collectively, accounted for approximately 54% of our revenue. As of March 31, 2009, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 34% of our revenue either have an investment grade parent or are themselves investment grade, or have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of March 31, 2009, Barclays Bank PLC (34%), The Goldman Sachs Group, Inc. (31%), Deutsche Bank AG (19%) and Wells Fargo Bank, N.A. (8%) accounted for approximately 92% of the value of our net commodity hedging positions. As of March 31, 2009, all of these counterparties were rated A1 and A or better by Moody’s Investors Service and Standard & Poor’s Ratings Services. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors,” in our annual report on Form 10-K for 2008.

Item 4.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective as of March 31, 2009 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect such internal control over financial reporting.

We are currently implementing a new financial accounting system, which is expected to be effective commencing with the third quarter of 2009. The system implementation will integrate all Copano entities on a single financial accounting and planning platform and has been undertaken to enhance our reporting procedures, eliminate manual processes and reduced third-party costs. The implementation of our new accounting system is not in response to any identified deficiency or weakness in our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

4.4		Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5		Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6		Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7		Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8		Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9		Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1		Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 24, 2009).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 8, 2009.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer