Form 10-Q
period 2009-06-30
Copano Energy, L.L.C.
filed 2009-08-10
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 54,556,675 common units of Copano Energy, L.L.C. outstanding at August 3, 2009. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$74,683	$63,684
Accounts receivable, net	71,644	96,028
Risk management assets	44,270	76,440
Prepayments and other current assets	2,924	5,004

Total current assets	193,521	241,156

Property, plant and equipment, net	833,198	823,574
Intangible assets, net	193,779	198,974
Investment in unconsolidated affiliates	631,741	640,598
Escrow cash	1,858	1,858
Risk management assets	37,138	82,892
Other assets, net	23,004	24,613

Total assets	$1,914,239	$2,013,665

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$88,092	$103,849
Accrued interest	11,380	11,904
Accrued tax liability	356	784
Risk management liabilities	7,774	6,272
Other current liabilities	8,479	16,787

Total current liabilities	116,081	139,596

Long-term debt (includes $666 and $704 bond premium as of June 30, 2009 and December 31, 2008, respectively)	852,856	821,119
Deferred tax provision	2,091	1,718
Risk management and other noncurrent liabilities	12,882	13,274
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 54,520,170 units and 53,965,288 units issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	878,901	865,343
Class C units, no par value, 0 units and 394,853 units issued and outstanding as of June 30, 2009 and December 31, 2008	—	13,497
Class D units, no par value, 3,245,817 units issued and outstanding as of June 30, 2009 and December 31, 2008	112,454	112,454
Paid-in capital	38,907	33,734
Accumulated deficit	(105,900)	(54,696)
Accumulated other comprehensive income	5,967	67,626

	930,329	1,037,958

Total liabilities and members’ capital	$1,914,239	$2,013,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$64,517	$235,000	$159,496	$415,887
Natural gas liquids sales	91,463	179,031	172,294	333,112
Crude oil sales	22,730	57,183	38,068	98,365
Transportation, compression and processing fees	13,913	16,442	28,912	29,124
Condensate and other	10,290	13,622	20,559	26,538

Total revenue	202,913	501,278	419,329	903,026

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	122,415	369,766	265,873	667,234
Cost of crude oil purchases(1)	21,340	56,021	35,768	95,863
Transportation(1)	5,744	3,416	11,728	6,537
Operations and maintenance	13,028	13,065	25,850	24,895
Depreciation and amortization	13,835	12,767	27,000	24,337
General and administrative	9,321	10,936	20,046	22,786
Taxes other than income	727	729	1,513	1,470
Equity in earnings from unconsolidated affiliates	(2,099)	(4,788)	(3,583)	(5,184)

Total costs and expenses	184,311	461,912	384,195	837,938

Operating income	18,602	39,366	35,134	65,088
Other income (expense):
Interest and other income	8	278	54	734
Gain on retirement of unsecured debt	—	—	3,939	—
Interest and other financing costs	(12,001)	(16,077)	(26,449)	(27,469)

Income before income taxes	6,609	23,567	12,678	38,353
Provision for income taxes	(571)	(365)	(735)	(649)

Net income	$6,038	$23,202	$11,943	$37,704

Basic net income per common unit:
Net income per common unit	$0.11	$0.49	$0.22	$0.79
Weighted average number of common units	54,356	47,672	54,185	47,524
Diluted net income per common unit:
Net income per common unit	$0.10	$0.40	$0.21	$0.65
Weighted average number of common units	57,946	58,010	57,933	57,967

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Cash Flows From Operating Activities:
Net income	$11,943	$37,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,000	24,337
Amortization of debt issue costs	2,165	1,619
Equity in earnings from unconsolidated affiliates	(3,583)	(5,184)
Distributions from unconsolidated affiliates	11,439	11,718
Gain on retirement of unsecured debt (Note 5)	(3,939)	—
Non-cash (gain) loss on risk management activities, net	(1,636)	10,000
Equity-based compensation	4,317	1,808
Deferred tax provision	373	253
Other non-cash items	296	(85)
Changes in assets and liabilities:
Accounts receivable	24,805	(44,258)
Prepayments and other current assets	2,080	753
Risk management activities	18,479	(26,320)
Accounts payable	(12,338)	62,605
Other current liabilities	(1,773)	3,035

Net cash provided by operating activities	79,628	77,985

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(37,380)	(76,995)
Additions to intangible assets	(698)	(3,849)
Acquisitions	(2,840)	(77)
Investment in unconsolidated affiliates	(2,774)	(18,809)
Distributions from unconsolidated affiliates	2,788	877
Other	(995)	(2,701)

Net cash used in investing activities	(41,899)	(101,554)

Cash Flows From Financing Activities:
Proceeds from long-term debt	50,000	364,000
Repayment of long-term debt	—	(314,000)
Retirement of unsecured debt	(14,286)	—
Deferred financing costs	—	(6,350)
Distributions to unitholders	(62,505)	(49,585)
Capital contributions from pre-IPO investors	—	4,103
Equity offering costs	—	(47)
Proceeds from option exercises	61	524

Net cash used in financing activities	(26,730)	(1,355)

Net increase (decrease) in cash and cash equivalents	10,999	(24,924)
Cash and cash equivalents, beginning of year	63,684	72,665

Cash and cash equivalents, end of period	$74,683	$47,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

											Accumulated
	Common		Class C		Class D		Class E			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
						(In thousands)

Balance, December 31, 2008	53,965	$865,343	395	$13,497	3,246	$112,454	—	$—	$33,734	$(54,696)	$67,626	$1,037,958
Conversion of Class C Units into common unitss	395	13,497	(395)	(13,497)	—	—	—	—	—	—	—	—	$—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	(63,147)	—	(63,147)	—
Option exercises	6	61	—	—	—	—	—	—	—	—	—	61
Equity-based compensation	—	—	—	—	—	—	—	—	3,722	—	—	3,722	—
Vested restricted units	6	—	—	—	—	—	—	—		—	—	—	—
Vested phantom units	26	—	—	—	—	—	—	—	—	—	—	—	—
Vested unit awards	122	—	—	—	—	—	—	—	1,451	—	—	1,451	—
Net income		—	—	—	—	—	—	—	—	11,943	—	11,943	11,943
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	(25,507)	(25,507)	(25,507)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(36,152)	(36,152)	(36,152)

Comprehensive loss													$(49,716)

Balance, June 30, 2009	54,520	$878,901	—	$—	3,246	$112,454	—	$—	$38,907	$(105,900)	$5,967	$930,329

Balance, December 31, 2007	47,366	$661,585	1,184	$40,492	3,246	$112,454	5,599	$175,634	$23,773	$(7,867)	$(111,935)	$894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	4,103	—	—	4,103	$—
Conversion of Class C units into common units	394	13,497	(394)	(13,497)	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	(49,840)	—	(49,840)	—
Option exercises	32	524	—	—	—	—	—	—	—	—	—	524	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,808	—	—	1,808	—
Vested restricted units	16	—	—	—	—	—	—	—	—	—	—	—	—
Vested phantom units	12	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	37,704	—	37,704	37,704
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	23,915	23,915	23,915
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(44,314)	(44,314)	(44,314)

Comprehensive income													$17,305

Balance, June 30, 2008	47,820	$675,606	790	$26,995	3,246	$112,454	5,599	$175,634	$29,684	$(20,003)	$(132,334)	$868,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation. As of the year ended December 31, 2008, we changed our presentation for our derivative activities on our statement of cash flows to present separately (i) the non-cash loss attributable to our risk management activities that did not qualify for hedge accounting and (ii) under the caption “Risk management activities,” the net changes in our current and long-term risk management assets and liabilities. As of June 30, 2009, we added additional information to our presentation in Note 11 of the reconciliation of changes in fair value of derivatives classified as Level 3 to separately present the effects of the non-cash amortization of option premiums and cash settlements of expired derivatives positions. As such, the three and six months ended June 30, 2008 has been reclassified to conform to the current periods’ presentation.

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

The accompanying unaudited consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our results of operations for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 —	Organization and Basis of Presentation — (Continued)

However, our management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, we evaluated subsequent events through the issuance date of the financial statements, August 7, 2009. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 —	New Accounting Pronouncements

GAAP Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” which amends the hierarchy of U.S. GAAP to establish the ASC and SEC rules and interpretive releases as the source of authoritative GAAP recognized by the FASB for SEC registrants. The ASC does not change GAAP but rather combines various existing sources into a single authoritative source. SFAS No. 168 will be effective for financial statements issued for periods ending after September 15, 2009. On the effective date, all non-SEC (non-grandfathered) accounting and reporting standards will be superseded, and all non-SEC accounting literature not included in the ASC will be deemed non-authoritative. SFAS No. 168 is not expected to change our disclosures or underlying accounting upon adoption. Where we refer to existing GAAP standards in our financial statements, we have also included citations to the corresponding ASC standards using the reference “FASB ASC.”

Subsequent Events

On July 1, 2009, we adopted SFAS No. 165, “Subsequent Events” (FASB ASC 855), which clarifies FASB’s requirements for the recognition and disclosure of significant events occurring subsequent to the balance sheet date. The standard does not change our current recognition but does require that we disclose that our policy is to evaluate subsequent events through the date we issue our financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825) which requires us to provide additional fair value information for certain financial instruments in interim financial statements, similar to disclosure in our annual financial statements. The standard does not require disclosures for periods prior to initial adoption. We adopted this standard at June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations (see Note 12).

Business Combinations

On January 1, 2009, we adopted SFAS No. 141 (Revised), “Business Combinations” (FASB ASC 805), which revises how companies recognize and measure financial assets and liabilities acquired, goodwill acquired and the required disclosure subsequent to an acquisition. As a result of our adoption of this statement, we expensed $418,000 in January 2009 related to pending acquisition activities, which was included in other assets on our consolidated balance sheets as of December 31, 2008.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FASB ASC 815-10). SFAS No. 161 establishes the

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	New Accounting Pronouncements (Continued)

disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (FASB ASC 815) with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Upon adoption of this statement, we modified our disclosure of the derivative and hedging activities as presented in our consolidated financial statements issued subsequent to adoption. See Note 11 for additional information with respect to our adoption of SFAS No. 161.

Useful Life of Intangible Assets

On January 1, 2009, we adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FASB ASC 350-30), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (FASB ASC 350). This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS No. 142 and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. Our adoption of the provisions of FSP No. 142-3 did not have a material impact on reported intangible assets or amortization expense.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Upon adoption of FSP No. 142-3 (FASB ASC 350-30), initial costs of acquiring new intangible assets are amortized over the estimated useful life of the intangible asset and renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. Amortization expense was $2,756,000 and $2,659,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense was $5,507,000 and $5,301,000 for the six months ended June 30, 2009 and 2008, respectively. Estimated aggregate amortization expense remaining for 2009 and each of the five succeeding fiscal years is approximately: 2009 — $5,465,000; 2010 — $10,905,000; 2011 — $10,889,000; 2012 — $10,825,000; 2013 — $10,705,000 and 2014 — $10,560,000.

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Rights-of-way and easements, at cost	$114,007	$113,309
Less accumulated amortization for rights-of-way and easements	(15,753)	(11,926)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(16,410)	(14,901)
Customer relationships	4,864	5,318
Less accumulated amortization for customer relationships	(845)	(742)

Intangible assets, net	$193,779	$198,974

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Intangible Assets — (Continued)

As of June 30, 2009, the weighted average amortization period for all of our intangible assets was 21 years. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 23 years, 19 years and 13 years, respectively, as of June 30, 2009. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 24 years, 20 years and 14 years, respectively, as of June 30, 2008.

Note 4 —	Investment in Unconsolidated Affiliates

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s or Fort Union’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective debt covenants, if any, and current and anticipated cash needs, including debt service obligations. Our investments in unconsolidated affiliates totaled $631,741,000 as of June 30, 2009.

The summarized financial information for our equity investments as of and for the six months ended June 30, 2009 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$17,287	$30,501	$8,237	$1,025
Operating expenses	(6,863)	(3,184)	(6,853)	(823)
Depreciation and amortization	(2,640)	(3,996)	(374)	(394)
Interest income (expense) and other	3	(1,283)	4	—

Net income (loss)	7,787	22,038	1,014	(192)
Ownership %	51%	37.04%	69.5%	62.5%

	3,971	8,163	705	(120)
Priority allocation of earnings and other	320	(286)	—	—
Copano’s share of management fees charged	222	42	87	69
Amortization of difference between the carried investment and the underlying equity in net assets	(6,396)	(3,212)	(5)	10

Equity in (loss) earnings from unconsolidated affiliates	$(1,883)	$4,707	$787	$(41)

Distributions	$5,855	$6,426	$1,321	$563

Current assets	$7,952	$13,727	$3,452	$586
Noncurrent assets	99,915	213,886	16,038	6,577
Current liabilities	(1,396)	(18,219)	(4,275)	(797)
Noncurrent liabilities	—	(96,986)	—	(56)

Net assets	$106,471	$112,408	$15,215	$6,310

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investment in Unconsolidated Affiliates (Continued)

The summarized financial information for our equity investments for the six months ended June 30, 2008 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$17,303	$24,023	$17,959	$1,759
Operating expenses	(6,544)	(2,133)	(14,475)	(300)
Depreciation and amortization	(2,056)	(2,814)	(367)	(387)
Interest income (expense) and other	63	(3,174)	3	17

Net income	8,766	15,902	3,120	1,089
Ownership %	51%	37.04%	69.5%	62.5%

	4,471	5,890	2,168	681
Priority allocation of earnings and other	701	225	—	—
Copano’s share of management fees charged	117	18	88	67
Amortization of difference between the carried investment and the underlying equity in net assets	(5,995)	(3,212)	(5)	10

Equity in (loss) earnings from unconsolidated affiliates	$(706)	$2,921	$2,251	$758

Distributions	$5,867	$3,778	$2,189	$688

Note 5 —	Long-Term Debt

A summary of our debt follows (in thousands):

	June 30,	December 31,
	2009	2008

Long-term debt:
Credit Facility	$270,000	$220,000
Senior Notes:
8.125% senior notes due 2016	332,665	332,665
Unamortized bond premium-senior notes due 2016	666	704
7.75% senior notes due 2018	249,525	267,750

Total Senior Notes	582,856	601,119

Total	$852,856	$821,119

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt (Continued)

Senior Secured Revolving Credit Facility

As of June 30, 2009, we had $270 million of outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50 million in standby letters of credit. As of June 30, 2009 and 2008, we had no letters of credit outstanding.

The effective average interest rate on borrowings under the Credit Facility for the six months ended June 30, 2009 and 2008 was 4.7% and 6.2%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods was 0.25%. Interest and other financing costs related to the Credit Facility totaled $4,169,000 and $7,110,000 for the six months ended June 30, 2009 and 2008, respectively. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of June 30, 2009, the unamortized portion of debt issue costs totaled $7,090,000.

The Credit Facility contains covenants (including certain subjective representations and warranties), including financial covenants that require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios as follows:

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

At June 30, 2009, our ratio of EBITDA to interest expense was 3.5x, and our ratio of total debt to EBITDA was 3.9x. Based on our ratio of total debt to EBITDA, our remaining available borrowing capacity under the Credit Facility as of June 30, 2009 was approximately $280,000,000. If we failed to meet these ratios or experienced a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility, and could be in default after specified notice and cure periods. If an event of default exists under the Credit Facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the Credit Facility.

We are in compliance with the financial covenants under the Credit Facility as of June 30, 2009.

Senior Notes

8.125% Senior Notes Due 2016.  At June 30, 2009, the aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”) outstanding was $332,665,000.

Interest and other financing costs related to the 2016 Notes totaled $13,905,000 and $14,634,000 for the six months ended June 30, 2009 and 2008, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs of issuing the 2016 Notes are being amortized over the term of the 2016 Notes and, as of June 30, 2009, the unamortized portion of debt issue costs totaled $5,703,000.

7.75% Senior Notes Due 2018.  At June 30, 2009, the aggregate principal amount of our 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) outstanding was $249,525,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt (Continued)

Interest and other financing costs relating to the 2018 Notes totaled $10,493,000 and $3,052,000 for the six months ended June 30, 2009 and 2008, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of June 30, 2009, the unamortized portion totaled $4,852,000.

General.  The indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At June 30, 2009, our ratio of EBITDA to fixed charges was 3.4x.

We are in compliance with the financial covenants under the Senior Notes as of June 30, 2009.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below. Separate financial statements of our guarantor subsidiaries are not provided because we do not believe that such information would be material to our investors or lenders.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2009						December 31, 2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$29,235	$—	$45,448	$—	$—	$74,683	$20,417	$—	$43,267	$—	$—	$63,684
Accounts receivable, net	1	—	71,643	—	—	71,644	1	—	96,027	—	—	96,028
Intercompany receivable	56,338	(1)	(56,337)	—	—	—	110,551	—	(110,551)	—	—	—
Risk management assets	—	—	44,270	—	—	44,270	—	—	76,440	—	—	76,440
Prepayments and other current assets	428	—	2,496	—	—	2,924	911	—	4,093	—	—	5,004

Total current assets	86,002	(1)	107,520	—	—	193,521	131,880	—	109,276	—	—	241,156

Property, plant and equipment, net	116	—	833,082	—	—	833,198	136	—	823,438	—	—	823,574
Intangible assets, net	—	—	193,779	—	—	193,779	—	—	198,974	—	—	198,974
Investment in unconsolidated affiliates	—	—	631,741	631,741	(631,741)	631,741	—	—	640,598	640,598	(640,598)	640,598
Investment in consolidated subsidiaries	1,695,289	—	—	—	(1,695,289)	—	1,723,814	—	—	—	(1,723,814)	—
Escrow cash	—	—	1,858	—	—	1,858	—	—	1,858	—	—	1,858
Risk management assets	—	—	37,138	—	—	37,138	—	—	82,892	—	—	82,892
Other assets, net	17,644	—	5,360	—	—	23,004	19,809	—	4,804	—	—	24,613

Total assets	$1,799,051	$(1)	$1,810,478	$631,741	$(2,327,030)	$1,914,239	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$—	$88,092	$—	$—	$88,092	$2	$—	$103,847	$—	$—	$103,849
Accrued interest	10,781	—	599	—	—	11,380	11,878	—	26	—	—	11,904
Accrued tax liability	356	—	—	—	—	356	784	—	—	—	—	784
Risk management liabilities	—	—	7,774	—	—	7,774	—	—	6,272	—	—	6,272
Other current liabilities	2,255	—	6,224	—	—	8,479	1,731	—	15,056	—	—	16,787

Total current liabilities	13,392	—	102,689	—	—	116,081	14,395	—	125,201	—	—	139,596

Long-term debt	852,856	—	—	—	—	852,856	821,119	—	—	—	—	821,119
Deferred tax provision	2,091	—	—	—	—	2,091	1,718	—	—	—	—	1,718
Risk management and other noncurrent liabilities	383	—	12,499	—	—	12,882	449	—	12,825	—	—	13,274
Members’/Partners’ capital:
Common units	878,901	—	—	—	—	878,901	865,343	—	—	—	—	865,343
Class C units	—	—	—	—	—	—	13,497	—	—	—	—	13,497
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Paid-in capital	38,907	1	1,544,059	610,030	(2,154,090)	38,907	33,734	1	1,544,237	629,359	(2,173,597)	33,734
Accumulated (deficit) earnings	(105,900)	(2)	145,264	21,711	(166,973)	(105,900)	(54,696)	(1)	111,951	11,239	(123,189)	(54,696)
Accumulated other comprehensive income (loss)	5,967	—	5,967	—	(5,967)	5,967	67,626	—	67,626	—	(67,626)	67,626

	930,329	(1)	1,695,290	631,741	(2,327,030)	930,329	1,037,958	—	1,723,814	640,598	(2,364,412)	1,037,958

Total liabilities and members’/partners’ capital	$1,799,051	$(1)	$1,810,478	$631,741	$(2,327,030)	$1,914,239	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009						2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$64,517	$—	$—	$64,517	$—	$—	$235,000	$—	$—	$235,000
Natural gas liquids sales	—	—	91,463	—	—	91,463	—	—	179,031	—	—	179,031
Crude oil sales	—	—	22,730	—	—	22,730	—	—	57,183	—	—	57,183
Transportation, compression and processing fees	—	—	13,913	—	—	13,913	—	—	16,442	—	—	16,442
Condensate and other	—	—	10,290	—	—	10,290	—	—	13,622	—	—	13,622

Total revenue	—	—	202,913	—	—	202,913	—	—	501,278	—	—	501,278

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	122,415	—	—	122,415	—	—	369,766	—	—	369,766
Cost of crude oil	—	—	21,340	—	—	21,340	—	—	56,021	—	—	56,021
Transportation	—	—	5,744	—	—	5,744	—	—	3,416	—	—	3,416
Operations and maintenance	—	—	13,028	—	—	13,028	553	—	12,512	—	—	13,065
Depreciation and amortization	10	—	13,825	—	—	13,835	11	—	12,756	—	—	12,767
General and administrative	4,261	—	5,060	—	—	9,321	5,961	—	4,975	—	—	10,936
Taxes other than income	—	—	727			727	—	—	729			729
Equity in (earnings) loss from unconsolidated affiliates	—	—	(2,099)	(2,099)	2,099	(2,099)	—	—	(4,788)	(4,788)	4,788	(4,788)

Total costs and expenses	4,271	—	180,040	(2,099)	2,099	184,311	6,525	—	455,387	(4,788)	4,788	461,912

Operating (loss) income	(4,271)	—	22,873	2,099	(2,099)	18,602	(6,525)	—	45,891	4,788	(4,788)	39,366
Interest and other income	—	—	8	—	—	8	3	—	275	—	—	278
Interest and other financing costs	(12,802)	—	801	—	—	(12,001)	(12,200)	—	(3,877)	—	—	(16,077)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(17,073)	—	23,682	2,099	(2,099)	6,609	(18,722)	—	42,289	4,788	(4,788)	23,567
Provision for income taxes	(571)	—	—	—	—	(571)	(365)	—	—	—	—	(365)

(Loss) income before equity in earnings from consolidated subsidiaries	(17,644)	—	23,682	2,099	(2,099)	6,038	(19,087)	—	42,289	4,788	(4,788)	23,202
Equity in earnings (loss) from consolidated subsidiaries	22,475	—	—	—	(22,475)	—	42,289	—	—	—	(42,289)	—

Net income (loss)	$4,831	$—	$23,682	$2,099	$(24,574)	$6,038	$23,202	$—	$42,289	$4,788	$(47,077)	$23,202

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (continued)

	Six Months Ended June 30,
	2009						2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Revenue:
Natural gas sales	$—	$—	$159,496	$—	$—	$159,496	$—	$—	$415,887	$—	$—	$415,887
Natural gas liquids sales	—	—	172,294	—	—	172,294	—	—	333,112	—	—	333,112
Crude oil sales	—	—	38,068	—	—	38,068	—	—	98,365	—	—	98,365
Transportation, compression and processing fees	—	—	28,912	—	—	28,912	—	—	29,124	—	—	29,124
Condensate and other	—	—	20,559	—	—	20,559	—	—	26,538	—	—	26,538

Total revenue	—	—	419,329	—	—	419,329	—	—	903,026	—	—	903,026

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	265,873	—	—	265,873	—	—	667,234	—	—	667,234
Cost of crude oil	—	—	35,768	—	—	35,768	—	—	95,863	—	—	95,863
Transportation	—	—	11,728	—	—	11,728	—	—	6,537	—	—	6,537
Operations and maintenance	—	—	25,850	—	—	25,850	1,064	—	23,831	—	—	24,895
Depreciation and amortization	20	—	26,980	—	—	27,000	23	—	24,314	—	—	24,337
General and administrative	9,919	—	10,127	—	—	20,046	13,423	—	9,363	—	—	22,786
Taxes other than income	—	—	1,513	—	—	1,513	—	—	1,470			1,470
Equity in (earnings) loss from unconsolidated affiliates	—	—	(3,583)	(3,583)	3,583	(3,583)	—	—	(5,184)	(5,184)	5,184	(5,184)

Total costs and expenses	9,939	—	374,256	(3,583)	3,583	384,195	14,510	—	823,428	(5,184)	5,184	837,938

Operating (loss) income	(9,939)	—	45,073	3,583	(3,583)	35,134	(14,510)	—	79,598	5,184	(5,184)	65,088
Interest and other income	—	—	54	—	—	54	25	—	709	—	—	734
Gain on retirement of unsecured debt	3,939	—	—	—	—	3,939	—	—	—		—	—
Interest and other financing costs	(26,220)	—	(229)	—	—	(26,449)	(23,373)	—	(4,096)	—	—	(27,469)

(Loss) income before income taxes and equity in earnings from consolidated subsidiaries	(32,220)	—	44,898	3,583	(3,583)	12,678	(37,858)	—	76,211	5,184	(5,184)	38,353
Provision for income taxes	(735)	—	—	—	—	(735)	(649)	—	—	—	—	(649)

(Loss) income before equity in earnings from consolidated subsidiaries	(32,955)	—	44,898	3,583	(3,583)	11,943	(38,507)	—	76,211	5,184	(5,184)	37,704
Equity in earnings (loss) from consolidated subsidiaries	44,898	—	—	—	(44,898)	—	76,211	—	—	—	(76,211)	—

Net income (loss)	$11,943	$—	$44,898	$3,583	$(48,481)	$11,943	$37,704	$—	$76,211	$5,184	$(81,395)	$37,704

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009						2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$23,787	$—	$55,841	$11,438	$(11,438)	$79,628	$(46,127)	$—	$124,112	$11,718	$(11,718)	$77,985

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	11,760	—	(41,899)	16	(11,776)	(41,899)	38,859	—	(101,554)	(17,932)	(20,927)	(101,554)

Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	(26,730)	—	(11,760)	2,774	8,986	(26,730)	(1,355)	—	(38,859)	18,809	20,050	(1,355)

Net increase (decrease) in cash and cash equivalents	8,817	—	2,182	14,228	(14,228)	10,999	(8,623)	—	(16,301)	12,595	(12,595)	(24,924)
Cash and cash equivalents, beginning of year	20,417	—	43,267	30,212	(30,212)	63,684	10,018	—	62,647	4,382	(4,382)	72,665

Cash and cash equivalents, end of period	$29,234	$—	$45,449	$44,440	$(44,440)	$74,683	$1,395	$—	$46,346	$16,977	$(16,977)	$47,741

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions

Class C Units

In accordance with their terms, all remaining Class C units converted into common units on May 1, 2009.

Class D Units

As of June 30, 2009, 3,245,817 Class D units were outstanding. The Class D units are convertible into our common units on a one-for-one basis upon the earlier of (i) payment of our common unit distribution with respect to the fourth quarter of 2009 or (ii) our payment of $6.00 in cumulative distributions per common unit (beginning with our distribution with respect to the fourth quarter of 2007) to common unitholders. The Class D units are not entitled to receive quarterly cash distributions. The Class D units otherwise have the same terms and conditions as our common units, including with respect to voting rights. The Class D units are not listed for trading on The NASDAQ Stock Market LLC or any other securities exchange.

Distributions

The following table summarizes our quarterly cash distributions during 2009:

	Distribution
Quarter Ending	Per unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2008	$0.5750	January 14, 2009	February 2, 2009	February 13, 2009	$31,466,000
March 31, 2009	$0.5750	April 15, 2009	May 1, 2009	May 15, 2009	$31,748,000
June 30, 2009	$0.5750	July 15, 2009	August 3, 2009	August 13, 2009	$31,871,000

Accounting for Equity-Based Compensation

We use SFAS No. 123(R) (FASB ASC 718) to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”) discussed below. As of June 30, 2009, the number of units available for grant under our LTIP totaled 1,697,218, of which up to 1,128,188 units were eligible to be issued as restricted common units, phantom units or unit awards.

Restricted Common Units.  The aggregate intrinsic value of a restricted common unit award, net of anticipated forfeitures, is amortized into expense over the vesting period of the award. We recognized non-cash compensation expense of $744,000 and $896,000 related to the amortization of restricted common units outstanding during the six months ended June 30, 2009 and 2008, respectively.

A summary of restricted common unit activity for the six months ended June 30, 2009 is provided below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	169,769	$22.35
Vested	(5,945)	16.57
Forfeited	(3,726)	29.75

Outstanding at end of period	160,098	$22.39

As of June 30, 2009, unrecognized compensation costs related to outstanding restricted common units totaled $1,973,000. The expense is expected to be recognized over an approximate weighted average period of two years. The total fair value of restricted common units vested during the three months ended June 30, 2009 was $92,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

Phantom Units.  The aggregate intrinsic value of a phantom unit award, net of anticipated forfeitures, is amortized into expense over the vesting period of the award. We recognized non-cash compensation expense of $2,277,000 and $581,000 related to the amortization of phantom units outstanding during the six months ended June 30, 2009 and 2008, respectively.

A summary of phantom unit activity for the six months ended June 30, 2009 is provided below:

		Weighted
	Number of	Average
	Phantom	Grant-Date
	Units	Fair Value

Outstanding at beginning of year	588,910	$34.18
Granted	212,700	15.09
Vested	(38,424)	38.67
Forfeited	(19,821)	24.12

Outstanding at end of period	743,365	$28.76

As of June 30, 2009, unrecognized compensation expense related to outstanding phantom units totaled $18,869,000. The expense is expected to be recognized over an approximate weighted average period of four years.

Unit Options.  The fair value of a unit option award, net of anticipated forfeitures, is amortized into expense over the option’s vesting period. We recognized non-cash compensation expense of $460,000 and $515,000 related to unit options, net of anticipated forfeitures, for the six months ended June 30, 2009 and 2008, respectively.

A summary of unit option activity for the six months ended June 30, 2009 is provided below:

	Number of
	Units	Weighted
	Underlying	Average
	Options	Exercise Price

Outstanding at beginning of year	1,411,006	$23.78
Granted	29,000	14.72
Exercised	(6,160)	10.00
Cancelled	(3,676)	29.84
Forfeited	(27,384)	31.82

Outstanding at end of period	1,402,786	$23.48

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

	Six Months
	Ended June 30,
	2009	2008

Weighted average exercise price	$14.72	$35.17
Expected volatility	29.8%-32.3%	20.1%-20.7%
Distribution yield	6.7%-6.9%	6.18%-6.24%
Risk-free interest rate	1.7%-3.3%	2.7%-3.9%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value of options granted	$2.04	$3.22
Total intrinsic value of options exercised	$34,000	$613,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

As of June 30, 2009, unrecognized compensation costs related to outstanding unit options totaled $1,993,000. The expense is expected to be recognized over a weighted average period of approximately seven years.

Unit Appreciation Rights.  The fair value of a unit appreciation right (“UAR”) award, net of anticipated forfeitures, is amortized into expense over the UAR’s vesting period. We recognized non-cash compensation expense of $72,000 and $0 related to UARs, net of anticipated forfeitures, for the six months ended June 30, 2009 and 2008, respectively.

A summary of UAR activity for the six months ended June 30, 2009 is provided below:

	Number of
	Units	Weighted
	Underlying	Average
	UARs	Exercise Price

Outstanding at beginning of year	—	$—
Granted	296,000	15.09

Outstanding at end of period	296,000	$15.09

The fair value of each UAR granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the UAR is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical unit prices and distribution rates and those of similar companies. The expected term of unit appreciation rights is based on the simplified method and represents the period of time that UARs granted are expected to be outstanding.

Six Months Ended
June 30, 2009

Weighted average exercise price	$15.09
Expected volatility	31.68%-64.76%
Distribution yield	6.76%-8.47%
Risk-free interest rate	0.90%-2.35%
Expected term (in years)	1.8 - 5.8
Weighted average grant-date fair value of appreciation rights granted	$3.04
Total intrinsic value of appreciation rights exercised	$—

As of June 30, 2009, unrecognized compensation costs related to outstanding UARs totaled $739,000. The expense is expected to be recognized over a weighted average period of approximately three years.

Liability Awards.  In November 2008, we amended our Management Incentive Compensation Plan (“MICP”) and Employee Incentive Compensation Program (“EICP”) to provide our Compensation Committee with the discretion to approve bonus payments using equity grants under our LTIP, as an alternative to cash payments. Since SFAS No. 150 (FASB ASC 480), “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a variable number of units to be classified as a liability, the LTIP awards issued to settle the EICP and the MICP obligations are classified as liability awards. As of June 30, 2009, we accrued $483,000 and $491,000 for the second quarter 2009 EICP bonuses and an estimate of the 2009 MICP incentive bonuses, respectively.

In February 2009, we amended our LTIP to provide for unit awards, which are awards of common units that are not subject to vesting or forfeiture. For the six months ended June 30, 2009, we granted 189,593 unit awards under our LTIP with a weighted average fair value of $14.78 to settle MICP and EICP obligations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

As of June 30, 2009, the estimated unrecognized compensation costs related to outstanding liability awards totaled $1,029,000 and $655,000 for the EICP and MICP, respectively, which are expected to be recognized as expense on a straight-line basis through December 2009 for EICP awards and through February 2010 for MICP awards.

Note 7 —	Net Income Per Unit

Net income per unit is calculated in accordance with SFAS No. 128, “Earnings Per Share” (FASB ASC 260). Basic net income per unit excludes dilution and is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class during the period. Dilutive net income per unit reflects potential dilution that could occur if convertible securities were converted into common units or contracts to issue common units were exercised except when the assumed conversion or exercise would have an anti-dilutive effect on net income per unit. Dilutive net income per unit is computed by dividing net income attributable to each respective class of units by the weighted average number of units outstanding for each respective class of units during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.

Basic and diluted net income per unit is calculated as follows (in thousands, except per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income available — basic and diluted	$6,038	$23,202	$11,943	$37,704

Basic weighted average units	54,356	47,672	54,185	47,524
Dilutive weighted average units(1)(2)	57,946	58,010	57,933	57,967
Basic net income per unit	$0.11	$0.49	$0.22	$0.79

Diluted net income per unit(1)(2)	$0.10	$0.40	$0.21	$0.65

(1)	Our potentially dilutive common equity includes the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Employee options	97	492	86	512
Unit appreciation rights	—	—	—	—
Restricted units	34	126	24	121
Phantom units	17	—	67	—
Contingent incentive plan unit awards	61	—	61	—
Class C units	135	876	264	963
Class D units	3,246	3,246	3,246	3,246
Class E units	—	5,599	—	5,599

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Net Income Per Unit (Continued)

(2)	The following potentially dilutive common equity was excluded from the dilutive net income per unit calculation because to include these equity securities would have been anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Employee options	1,306	952	1,317	931
Unit appreciation rights	296	—	296	—
Restricted units	126	98	136	103
Phantom units	726	231	676	231

Note 8 —	Related Party Transactions

Operations Services

Pursuant to our administrative and operating services agreement, as amended, with Copano/Operations, Inc. (“Copano Operations”), Copano Operations provides certain management, operations and administrative support services to us. Copano Operations is controlled by John R. Eckel, Jr., our Chairman of the Board of Directors and Chief Executive Officer. We reimburse Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charges us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology is reasonable. For the three months ended June 30, 2009 and 2008, we reimbursed Copano Operations $649,000 and $799,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. For the six months ended June 30, 2009 and 2008, we reimbursed Copano Operations $1,287,000 and $1,680,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of June 30, 2009, amounts payable by us to Copano Operations were $11,000. In addition, certain of our subsidiaries are co-lessors of office space with Copano Operations. Pursuant to our services agreement with Copano Operations, we reimburse Copano Operations for lease payments that it makes for our benefit.

Our management estimates that these expenses on a stand alone basis (that is, the cost that would have been incurred by us to conduct our current operations if we had obtained these services from an unaffiliated entity) would not be significantly different from the amounts we recorded in our consolidated financial statements for each of the three and six month periods ended June 30, 2009 and 2008.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions (Continued)

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Affiliates of Mr. Eckel:
Natural gas sales(1)	$1	$51	$1	$74
Gathering and compression services(2)	5	7	10	14
Natural gas purchases(3)	216	322	565	714
Payable by us as of June 30, 2009(4)			71
Webb Duval:
Natural gas sales(1)	226	—	595	—
Natural gas purchases(3)	19	555	233	1,103
Transportation costs(5)	83	101	183	202
Management fees(6)	55	54	110	107
Reimbursable costs(6)	151	160	300	323
Payable to us as of June 30, 2009(7)			503
Payable by us as of June 30, 2009(4)			2
Southern Dome:
Management fees(6)	63	63	125	125
Reimbursable costs(6)	81	91	155	186
Payable to us as of June 30, 2009(7)			363
Bighorn:
Gathering costs(5)	88	142	195	316
Compressor rental fees(8)	165	—	165	—
Management fees(6)	135	68	271	137
Reimbursable costs(6)	577	46	1,256	149
Payable to us as of June 30, 2009(7)			770
Payable by us as of June 30, 2009(4)			27
Fort Union:
Gathering costs(5)	2,031	2,230	4,040	4,106
Treating costs(3)	152	298	336	351
Management fees(6)	57	22	114	44
Reimbursable costs(6)	157	—	167	—
Payable to us as of June 30, 2009(7)			233
Payable by us as of June 30, 2009(4)			52
Other:
Natural gas sales(1)	58	118	97	177
Payable to us as of June 30, 2009(7)			346

(1)	Revenues included in natural gas sales on our consolidated statements of operations.

(2)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions (Continued)

(3)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(4)	Included in accounts payable on the consolidated balance sheets.

(5)	Costs included in transportation on our consolidated statements of operations.

(6)	Management fees and reimbursable costs received from our unconsolidated affiliates comprise the total compensation paid to us by our unconsolidated affiliates and is included in general and administrative expense on our consolidated statements of operations.

(7)	Included in accounts receivable on the consolidated balance sheets.

(8)	Revenues included in condensate and other on our consolidated statements of operations.

Our management believes these transactions were on terms no less favorable than those that could have been achieved with an unaffiliated entity.

Other

Certain of our operating subsidiaries paid operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs. We paid Exterran Holdings $989,000 and $763,000 for the three months ended June 30, 2009 and 2008, respectively, and $2,134,000 and $3,341,000 for the six months ended June 30, 2009 and 2008, respectively, for their services. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer.

Note 9 —	Commitments and Contingencies

Commitments

For the three months ended June 30, 2009 and 2008, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,147,000 and $1,774,000, respectively. For the six months ended June 30, 2009 and 2008, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $4,586,000 and $3,088,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of June 30, 2009, we had fixed contractual commitments to purchase 822,740 million British thermal units (“MMBtu”) of natural gas in July 2009. As of June 30, 2009, we had fixed contractual commitments to sell 2,945,000 MMBtu of natural gas in July 2009. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2009, total commitments to purchase natural gas related to such agreements equaled $3,036,00 and total commitments to sell natural gas under such agreements equaled $10,289,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2009, natural gas volumes purchased under such contracts equaled 11,441,110 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During June 2009, natural gas volumes sold under such contracts equaled 5,019,957 MMBtu.

In connection with our acquisition of Cantera Natural Gas, LLC (“Cantera”), we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS Gas Transmission”), dated as of July 2, 2003, that provided for annual payments to CMS Gas Transmission through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. In April 2009, we paid $2,834,000 as the sole and final consideration to fulfill our obligation under the note.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies (Continued)

are obligated to pay approximately $5,224,000 for the remainder of 2009, $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013 and $24,713,000 thereafter. The agreements expire on December 31, 2019. All of our obligations under these agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1,858,000, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $5,105,000 for the remainder of 2009, $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. Generally, we resell our firm capacity to third parties under various types of agreements. We have sub-contracted approximately one third of our existing commitment to third parties for the duration of the obligation. These commitments expire in November 2009 and November 2017.

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

As a result of the Cimmarron acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on June 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View has no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa seeks a declaratory judgment that this natural gas is contractually dedicated to Targa and claims unspecified monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries, all of which we dispute. The trial is scheduled for April 10, 2010, and the litigation is in the preliminary stage of discovery. Although we believe that our interpretation of the Targa Agreements’ contractual dedication provisions is correct, we can give no assurances regarding the litigation’s outcome, and any potential liability we may incur is not reasonably estimable.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies (Continued)

Definitive Purchase Agreement

In September 2008, we signed a definitive purchase agreement with Williams’ Transco subsidiary to acquire the McMullen Lateral pipeline, a 151-mile, 24-inch pipeline extending from McMullen County, Texas, to Wharton County, Texas. Closing of the transaction is subject to receipt of necessary and requested Federal Energy Regulatory Commission (“FERC”) authorizations. On December 19, 2008, we filed a joint application with Transco to acquire the McMullen Lateral through an abandonment proceeding (filing number CP 09-38-000). As of August 7, 2009, the FERC has not ruled on our application. Our Board of Directors has also approved construction projects designed to integrate the McMullen Lateral with our existing facilities, provide McMullen Lateral shippers access to numerous third party pipelines, including Transco, and also provide an additional residue gas outlet for our Houston Central processing plant. The purchase price for the McMullen Lateral is $42.5 million, and we anticipate that the combined costs of the acquisition and related construction projects will total approximately $95 million. We plan to finance the transaction and related projects with cash from operations, cash on hand and borrowings under our Credit Facility. Subject to FERC approval, we anticipate making these capital expenditures primarily in 2009 and 2010.

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Six Months
	Ended June 30,
	2009	2008
	(In thousands)

Cash payments for interest, net of $2,347,000 and $1,423,000 capitalized in 2009 and 2008, respectively	$26,275	$20,503
Cash payments for federal and state income taxes	$790	$—

We incurred a decrease in liabilities for investing activities that had not been paid as of June 30, 2009 of $10,691,000 and an increase in liabilities of $8,842,000 as of June 30, 2008. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows.

Note 11 —	Financial Instruments

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices as a result of: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling volumes of natural gas at index-related prices. In order to manage the risks associated with natural gas and NGL prices, we engage in risk management activities that take the form of commodity derivative instruments. These activities are governed by our risk management policy, which, subject to certain limitations, allows our management to purchase options and enter into swaps for crude oil, NGLs and natural gas in order to reduce our exposure to a substantial adverse change in the prices of those commodities. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under SFAS No. 133 (FASB ASC 815) and are recorded on our consolidated balance sheets at fair value. For derivatives designated as cash flow hedges, we recognize the effective portion of changes in fair value as other comprehensive income (“OCI”) and reclassify them to revenue within the consolidated statements of income as the underlying transactions impact earnings. For derivatives not designated as cash flow hedges, we recognize

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

During the six months ended June 30, 2009, we recorded unrealized mark-to-market losses of $357,000 related to undesignated economic hedges and unrealized losses of $192,000 related to ineffectiveness on our risk management portfolio. During the six months ended June 30, 2008, we recorded unrealized mark-to-market losses of $7,014,000 and unrealized gains of $246,000 related to ineffectiveness on our risk management portfolio. As of June 30, 2009, we estimated that $9,898,000 of OCI will be reclassified through earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

The following tables summarize our commodity hedge portfolio as of June 30, 2009 (all hedges are settled monthly):

Purchased CenterPoint East Natural Gas Puts

	Put
	Put Strike	Put Volumes
	(Per MMBtu)	(MMBtu/d)

2009	$6.9500	5,000

Purchased Houston Ship Channel Index Natural Gas Options

	Call Spread			Call
	Call Strike
	(Per MMBtu)		Call Volumes	Strike	Volume
	Bought	Sold	(MMBtu/d)	(Per MMBtu)	(MMBtu/d)

2009	$7.7500	$10.0000	8,000	$10.0000	10,000
2010	$7.3500	$10.0000	7,100	$10.0000	10,000
2011	$6.9500	$10.0000	7,100	$10.0000	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$0.5900	2,200	$0.6025	1,100
2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Purity Ethane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$0.8300	$0.5900	1,100
2009	$0.7900	$0.5900	1,100

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per gallon)	(Bbls/d)		(Per gallon)	(Bbls/d)

2009	$0.8725	2,200		—	—
2009	$0.9650	1,000	(1)	$1.0275	1,000	(2)
2010	$0.8500	1,100		—	—
2010	$0.9460	700		$0.9925	700
2011	$0.8265	1,100		—	—
2011	$0.9340	700		$0.9750	700
2011	$1.3300	900		—	—

(1)	Includes 423 Bbls/d that are not designated as a cash flow hedge under hedge accounting.

(2)	Includes 750 Bbls/d that were unwound in July 2009.

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.3300	$0.8725	1,600
2009	$1.3300	$0.8725	600
2009	$1.3300	$0.9650	100
2010	$1.4900	$0.8500	1,100
2010	$1.4900	$0.9460	700

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.0600	450	—	—
2009	$1.1600	100	$1.2425	100
2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011	$1.7100	200	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.6200	$1.0600	175
2009	$1.5700	$1.0600	275
2009	$1.6200	$1.1600	100
2010	$1.8900	$1.1145	100
2010	$1.8900	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put			Swap
	Strike	Volumes		Price	Volumes
	(Per gallon)	(Bbls/d)		(Per gallon)	(Bbls/d)

2009	$1.0525	700		—	—
2009	$1.1400	400	(3)	$1.2275	400	(4)
2009	—	—		$(1.7025)	(320	)(5)
2010	$1.0300	300		—	—
2010	$1.1000	200		$1.1850	200
2011	$1.0205	300		—	—
2011	$1.0850	200		$1.1700	200
2011	$1.7100	350		—	—

(3)	Includes 145 Bbls/d that were unwound in July 2009.

(4)	Includes 395 Bbls/d that are not designated as a cash flow hedge under hedge accounting.

(5)	Instrument is not designated as a cash flow hedge under hedge accounting.

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.58	$1.0525	150
2009	$1.54	$1.0525	550
2009	$1.58	$1.1400	200
2010	$1.88	$1.1000	200
2010	$1.88	$1.0300	300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2009	$1.440	200	$1.540	200
2010	$1.408	300	—	—
2011	$1.410	300	—	—

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2009	$1.98	$1.440	120
2010	$2.54	$1.408	300

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2009	$55.00	1,000
2009	$60.00	500
2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000
2011	$60.00	400

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike
	(Per barrel)		Volumes
	Bought	Sold	(Bbls/d)

2009	$86.50	$55.00	750
2009	$92.00	$55.00	250
2009	$92.00	$60.00	500
2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. As of June 30, 2009, we hold a notional amount of $145.0 million in interest rate swaps with an average fixed rate of 4.44% that mature between July 2010 and October 2012. None of the interest rate swaps outstanding as June 30, 2009 were designated as cash flow hedges.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

For the six months ended June 30, 2009, interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market gains of $2,184,000 on undesignated interest rate swaps and no ineffectiveness on designated interest rate swaps. For the six months ended June 30, 2009, we paid $2,414,000 in settlement of expired positions. For the six months ended June 30, 2008, interest and other financing costs on the consolidated statement of operations includes unrealized mark-to-market losses of $3,250,000 on undesignated interest rate swaps and unrealized gains of $17,000 on designated interest rate swaps. For the six months ended June 30, 2008, we paid $862,000 in settlement of expired positions.

SFAS No. 157 Fair Value Measurement (FASB ASC 820) and SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (FASB ASC 815)

We recognize the fair value of our assets and liabilities that require periodic re-measurement as necessary based upon the requirements of SFAS No. 157. This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. “Inputs” are the assumptions that a market participant would use in valuing the asset or liability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy established by SFAS No. 157 are as follows:

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

	Fair Value Measurements on Hedging Instruments(a)
	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)

Assets
Commodity derivatives:
Short-term — Designated(b)	$—	$—	$44,265	$44,265	$—	$—	$76,440	$76,440
Short-term — Not designated(b)	—	—	5	5	—	—	—	—
Long-term — Designated(c)	—	—	36,936	36,936	—	—	81,192	81,192
Long-term — Not designated(c)	—	—	202	202	—	—	1,700	1,700

Total	$—	$—	$81,408	$81,408	$—	$—	$159,332	$159,332

Liabilities
Commodity derivatives:
Short-term — Designated(d)	$—	$—	$1,345	$1,345	$—	$—	$—	$—
Short-term — Not designated(d)	—	—	1,172	$1,172	—	—	2,308	2,308
Long-term — Designated(e)	—	—	6,851	6,851	—	—	4,347	4,347
Interest rate derivatives:
Short-term — Designated(d)	—	—	—	—	—	302	—	302
Short-term — Not designated(d)	—	5,257	—	5,257	—	3,662	—	3,662
Long-term — Designated(e)	—	—	—	—	—	854	—	854
Long-term — Not designated(e)	—	3,716	—	3,716	—	6,288	—	6,288

Total	$—	$8,973	$9,368	$18,341	$—	$11,106	$6,655	$17,761

Total designated	$—	$—	$73,005	$73,005	$—	$(1,156)	$153,285	$152,129

Total not designated	$—	$(8,973)	$(965)	$(9,938)	$—	$(9,950)	$(608)	$(10,558)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current assets under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liabilities under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

Our commodity derivative instruments are Level 3 derivative contracts, which we value using internally developed valuation models. If the commodity underlying a derivative instrument is traded on an index that provides observable market information, such as West Texas Intermediate crude and Houston Ship Channel natural gas, we include the observable market price and volatility data as inputs to our valuation model. If the commodity underlying a derivative instrument is traded on an index that is thinly traded or has no readily observable market data, such as NGLs and Center Point East natural gas, the inputs to our valuation model are based on forward pricing curves that we generate using a multi-variable linear regression methodology and implied volatilities from markets for comparable products.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following table provides a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Asset (liability) balance, beginning of period	$136,151	$(35,204)	$152,677	$(48,407)
Total gains (losses):
Non-cash amortization of option premium	(9,291)	(8,494)	(18,479)	(16,057)
Other amounts included in earnings	20,049	(8,999)	45,332	(19,229)
Included in accumulated other comprehensive loss	(54,108)	(24,648)	(61,609)	(25,348)
Purchases	—	16,640	—	42,590
Settlements	(20,761)	6,716	(45,881)	12,462
Transfers in and/or out of Level 3	—	—	—	—

Asset (liability) balance, end of period	$72,040	$(53,989)	$72,040	$(53,989)

Change in unrealized losses included in earnings relating to instruments still held as of end of period	$(414)	$(2,283)	$(357)	$(6,768)

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

We have not entered into any derivative transactions containing credit risk related contingent features as of June 30, 2009.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

			Amount of Gain or
			(Loss) Recognized
			in Income on
			Derivative
	Amount of Gain or	Amount of Gain or	(Ineffective
	(Loss) Recognized	(Loss) Reclassified	Portion and Amount
Derivatives in SFAS 133	in OCI on	from Accumulated	Excluded from
(FASB ASC 815) Cash	Derivatives	OCI into Income	Effectiveness	Statement of Operations
Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	Testing)	Location

Three Months Ended June 30, 2009
Natural gas	$(832)	$(933)	$68	Natural gas sales
Natural gas liquids	(31,008)	8 ,016	(22)	Natural gas liquids sales
Crude oil	(11,576)	3,609	(345)	Condensate and other
Interest rate swaps	250	119	—	Interest and other financing costs

Total	$(43,166)	$10,811	$(299)

Six Months Ended June 30, 2009
Natural gas	$(1,342)	$(1,699)	$68	Natural gas sales
Natural gas liquids	(23,049)	19,509	(37)	Natural gas liquids sales
Crude oil	(11,749)	7,659	(222)	Condensate and other
Interest rate swaps	(12)	38	—	Interest and other financing costs

Total	$(36,152)	$25,507	$(191)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

	Amount of Gain or
Derivatives Not Designated as Hedging Instruments	(Loss) Recognized in	Statement of Operations
Under Statement 133	Income on Derivative	Location

Three months ended June 30, 2009
Natural gas liquids	$(414)	Natural gas liquids sales
Interest rate	2,109	Interest and other financing costs

Total	$1,695

Six months ended June 30, 2009
Natural gas liquids	$(357)	Natural gas liquids sales
Interest rate	2,184	Interest and other financing costs

Total	$1,827

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of June 30, 2009 for cash and cash equivalents approximate fair value. We believe that the fair value of our Credit Facility does not approximate its carrying value as of June 30, 2009 because the applicable floating rate margin on our Credit Facility was below market rate. The fair value of our Credit Facility has been estimated based on similar debt transactions that occurred during the six months ended June 30, 2009. Estimates of the fair value of our Senior Notes are based on market information as of June 30, 2009. A summary of the fair value and carrying value of the financial instruments as of June 30, 2009 is shown in the table below.

	June 30, 2009
	Carrying	Estimated
	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$74,683	$74,683
Credit Facility	270,000	258,933
2016 Notes	332,665	314,368
2018 Notes	249,525	225,820

Note 13 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes midstream natural gas services in central and east Oklahoma, including gathering and related compression, dehydration, treating and nitrogen rejection services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas and our equity investment in Southern Dome.

•	Texas, which includes midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation. Our Texas segment includes our Louisiana processing assets and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and related operations in Wyoming. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm transportation agreements with WIC.

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

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended June 30, 2009:
Total segment gross margin	$18,626	$23,320	$711	$42,657	$10,757	$53,414
Operations and maintenance expenses	5,746	7,280	2	13,028	—	13,028
Depreciation and amortization	8,355	4,419	721	13,495	340	13,835
General and administrative expenses	2,093	2,285	602	4,980	4,341	9,321
Taxes other than income	352	375	—	727	—	727
Equity in (earnings) loss from unconsolidated affiliates	(570)	4	(1,533)	(2,099)	—	(2,099)

Operating income (loss)	$2,650	$8,957	$919	$12,526	$6,076	$18,602

Sales to external customers	$104,697	$80,673	$6,786	$192,156	$10,757	$202,913
Intersegment sales	(366)	366	—	—	—	—
Interest and other financing costs	—	—	—	—	12,001	12,001
Net income (loss)	2,651	8,965	919	12,535	(6,497)	6,038
Three Months Ended June 30, 2008:
Total segment gross margin	$47,852	$40,499	$1,218	$89,569	$(17,494)	$72,075
Operations and maintenance expenses	6,100	7,017	(52)	13,065	—	13,065
Depreciation and amortization	7,911	3,783	670	12,364	403	12,767
General and administrative expenses	1,986	2,084	843	4,913	6,023	10,936
Taxes other than income	399	330	—	729	—	729
Equity in earnings from unconsolidated affiliates	(1,023)	(555)	(3,210)	(4,788)	—	(4,788)

Operating income (loss)	$32,479	$27,840	$2,967	$63,286	$(23,920)	$39,366

Sales to external customers	$269,163	$237,113	$12,496	$518,772	$(17,494)	$501,278
Intersegment sales	(527)	527	—	—	—	—
Interest and other financing costs	—	—	—	—	16,077	16,077
Net income (loss)	32,598	27,964	2,990	63,552	(40,350)	23,202

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma	Texas	Mountains	Segments	and Other	Consolidated

Six Months Ended June 30, 2009:
Total segment gross margin	$33,697	$43,900	$1,510	$79,107	$26,853	$105,960
Operations and maintenance expenses	11,512	14,334	4	25,850	—	25,850
Depreciation and amortization	16,169	8,766	1,392	26,327	673	27,000
General and administrative expenses	4,064	4,536	1,351	9,951	10,095	20,046
Taxes other than income	756	755	2	1,513	—	1,513
Equity in (earnings) loss from unconsolidated affiliates	(787)	28	(2,824)	(3,583)	—	(3,583)

Operating income (loss)	$1,983	$15,481	$1,585	$19,049	$16,085	$35,134

Sales to external customers	$200,305	$177,031	$15,140	$392,476	$26,853	$419,329
Intersegment sales	(656)	656	—	—	—	—
Interest and other financing costs	—	—	—	—	26,449	26,449
Net income (loss)	2,018	15,500	1,585	19,103	(7,160)	11,943
Segment assets	722,712	394,851	706,955	1,824,518	89,721	1,914,239
Six Months Ended June 30, 2008:
Total segment gross margin	$84,422	$82,075	$2,181	$168,678	$(35,286)	$133,392
Operations and maintenance expenses	12,026	12,869	—	24,895	—	24,895
Depreciation and amortization	15,020	7,348	1,340	23,708	629	24,337
General and administrative expenses	3,680	3,984	1,562	9,226	13,560	22,786
Taxes other than income	814	656	—	1,470	—	1,470
Equity in earnings from unconsolidated affiliates	(2,124)	(846)	(2,214)	(5,184)	—	(5,184)

Operating income (loss)	$55,006	$58,064	$1,493	$114,563	$(49,475)	$65,088

Sales to external customers	$486,128	$428,471	$23,714	$938,313	$(35,287)	$903,026
Intersegment sales	(1,045)	1,045	—	—	—	—
Interest and other financing costs	—	—	—	—	27,469	27,469
Net income (loss)	55,338	58,355	1,556	115,249	(77,545)	37,704

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

As generally used in the energy industry and in this report, the following terms have the following meanings:

/d:	Per day
Bcf:	One billion cubic feet
Btu:	One British thermal unit
Lean gas	Natural gas that is low in NGL content
MMBtu:	One million British thermal units
Mcf:	One thousand cubic feet
MMcf:	One million cubic feet
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Rich gas	Natural gas that is high in NGL content
Throughput:	The volume of natural gas or NGLs transported or passing through a pipeline, plant, terminal or other facility

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

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering and related compression, dehydration, treating and nitrogen rejection services and natural gas processing. This segment also includes a crude oil pipeline located in south Oklahoma and north Texas and our equity investment in Southern Dome.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration and marketing. Our Texas segment also provides natural gas processing, conditioning and treating and NGL fractionation and transportation through our Houston Central plant and our NGL pipelines. In addition, our Texas segment includes our Saint Jo cryogenic processing plant in Montague County, Texas, and owns a processing plant located in southwest Louisiana. This segment also includes our equity investment in Webb Duval.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. This segment also includes our equity investments in Bighorn and Fort Union.

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

Commodity Prices and Producer Activity

Our gross margins and total distributable cash flow are influenced by the prices of natural gas and NGLs, and by drilling activity. Generally, prices affect the cash flow and profitability of our Texas and Oklahoma segments directly. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly. Please read “— How We Evaluate Our Operations” and “— How We Manage Our Operations” for further discussion. For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The long term growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives, capital and adequate returns for producers to maintain and increase natural gas exploration and production. Commodity price fluctuations and access to capital influence natural gas producers as they schedule drilling projects. Low natural gas prices, particularly in combination with high operating costs, act as a disincentive to producers. In an environment of lower natural gas prices, producers typically re-evaluate their drilling schedules and related capital expenditures and, depending on the severity and duration of the pricing trends, may suspend drilling and completion of wells to the degree they have become uneconomic. We believe that future natural gas prices will be influenced by regional drilling activity and takeaway capacity, the severity of winter and summer weather, natural gas storage levels, liquefied natural gas imports, NGL transportation and fractionation capacity and the overall economy.

The ongoing recession has suppressed energy consumption and demand for consumer goods, which in turn has resulted in sharp declines in prices for oil, natural gas and NGLs compared to a year ago. Prices for oil and NGLs have begun to recover from the lows experienced in December 2008, but natural gas prices have continued to decline. Forward pricing on NYMEX reflects market expectations that oil and natural gas prices in the coming months will be consistently higher compared to recent months. However, the future of commodity prices and of the overall economy remains uncertain. If the current recession persists or deepens, the further slowdown in economic activity would likely result in continued lower natural gas prices and renewed declines in NGL prices, which in turn would delay a recovery in drilling activity.

Pricing Trends in Texas.  During the second quarter of 2009, NGL prices in Texas recovered significantly from the lows experienced in the first quarter, and natural gas prices stabilized but remained near first-quarter lows. The price for natural gas on the Houston Ship Channel index was $3.22 per MMBtu for August, and month-to-date average prices for NGLs at Mount Belvieu through August 6, 2009 were $34.96 per barrel. The following graph and table summarize monthly and quarterly average prices on the primary indices we use to price natural gas and NGLs in Texas.

Texas Average Prices for Natural Gas and NGLs(1)

(1)	NGLs prices for August are month-to-date through August 6, 2009. Average NGLs prices are calculated based on our weighted-average product production mix at Mt. Belvieu for the period indicated. Average NGLs prices for July and August are based on our second-quarter weighted-average production mix.

	Quarterly Data for:
	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Q1 2009	Q2 2009
Houston Ship Channel ($/MMBtu)	$7.73	$10.58	$9.98	$6.37	$4.21	$3.44
Mt. Belvieu ($/barrel)	$58.89	$69.22	$68.65	$32.50	$25.90	$30.19
Texas Service Throughput (MMBtu/d)	696,658	700,545	666,686	679,142	644,752	630,674
Texas Plant Inlet (MMBtu/d)	601,736	629,334	596,225	600,719	558,115	559,597
Texas Segment Gross Margin (in thousands)	$41,576	$40,499	$41,392	$19,256	$20,580	$23,320

Oklahoma Prices.  During the second quarter of 2009, Oklahoma NGL prices recovered modestly from the lows experienced in the first quarter, and natural gas prices stabilized but remained near first-quarter lows. The price for natural gas on CenterPoint East was $3.22 per MMBtu for August, and month-to-date average prices for NGLs at Conway through August 6, 2009 were $25.31 per barrel. The following graph and table summarize the average monthly and quarterly prices on the primary indices we use to price natural gas and NGLs in Oklahoma.

Oklahoma Average Prices for Natural Gas and NGLs(1)

(1)	NGLs prices for August are month-to-date through August 6, 2009. Average NGLs prices are calculated based on our weighted-average product production mix at Conway for the period indicated. Average NGLs prices for July and August are based on our second-quarter weighted-average production mix.

	Quarterly Data for Oklahoma
	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Q1 2009	Q2 2009
CenterPoint East ($/MMBtu)	$7.20	$9.26	$8.41	$3.58	$3.37	$2.70
Conway ($/barrel)	$56.33	$62.27	$59.42	$27.36	$24.13	$25.57
Oklahoma Service Throughput (MMBtu/d)	222,006	228,941	243,000	261,107	271,222	267,576
Oklahoma Plant Inlet (MMBtu/d)	150,060	155,430	158,047	160,074	160,181	166,846
Oklahoma Segment Gross Margin (in thousands)	$36,570	$47,852	$33,536	$18,420	$15,071	$18,626

For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Trends in Drilling and Production Activity.  We experienced a modest decrease in overall volumes compared to the second quarter of 2008 largely due to lower volumes in Texas, which were attributable to a decrease in low-margin supplies from a third party pipeline and a decline in new wells from a single producer in South Texas. New drilling activity in Texas was not sufficient to offset these factors because of the weak pricing environment. Compared to the first quarter of 2009, second quarter volumes reflect modest decreases in Texas and Rocky

Mountains (including Bighorn and Fort Union), while Oklahoma volumes remained flat. These volume trends reflect a decline in drilling activity that was precipitated by sharp declines in oil and natural gas prices late in 2008.

We anticipate that producers may increase new drilling activity once natural gas prices reach a level sufficient to make drilling and production economic. The level at which drilling and production become economic depends on various factors, including the producer’s drilling, completion and other operating costs, which are influenced by, among other things, the characteristics of the hydrocarbon reservoir. These costs have declined significantly since late 2008, but demand for and competing supplies of natural gas, and their anticipated effects on natural gas prices, will also influence producers’ decisions regarding drilling. For producers of rich gas who share in the benefits of improved processing economics under their sales contracts, the disincentive of low natural gas prices could be offset as prices for condensate and NGLs increase. In addition, improving oil prices could lead to increased production of casinghead natural gas associated with oil production.

If the pricing environment of the second quarter of 2009 continues, we anticipate that we will see sustained or increasing drilling activity in areas that produce rich gas and declining drilling activity in areas that produce lean gas, for example, in the Rocky Mountains. We expect that many producers of lean gas will wait to see sustained increases in natural gas prices before resuming significant drilling activity. Forward pricing on NYMEX suggest that natural gas prices could improve in the near future; however, forward curves only reflect market expectations, and it is uncertain to what extent they will influence producers’ drilling decisions. Once drilling activity increases, a recovery in volumes will be subject to delays for processes involved in completing and attaching new wells. Any prolonged reduction in oil and natural gas prices would further depress the current levels of exploration, development and production activity.

Other Industry Trends.  Due to higher NGL prices and the completion of projects increasing NGL output, NGL fractionation facilities are experiencing capacity constraints. During the second quarter, we paid higher fees under a short term pricing arrangement for fractionation at Mt. Belvieu. If NGL production continues to increase, fees likely will also increase. If fees reach a point that renders production of ethane uneconomic, processors will have an incentive to operate in ethane-rejection mode, which could relieve capacity pressures to some extent. Ultimately, however, companies that depend on existing third-party fractionation facilities may need to seek other alternatives. We are working on an expansion of fractionation capacity at our Houston Central plant, which will allow us to sell purity ethane separately, helping to offset our increasing fractionation costs. We anticipate completing this project in early 2010.

Credit and Capital Market Disruptions.  The effects of late-2008 disruptions in financial markets worldwide continue to influence the availability of debt and equity capital, although to a lesser degree. Generally, we believe that the markets have recovered moderately since the height of the financial crisis, although the cost of capital remains higher than before the financial crisis. To the extent we access financial markets in the near term, we believe that we would be able to raise debt and equity on acceptable terms, although the cost of debt and equity will depend on then-existing trading levels.

Renewed instability in the financial markets, as a result of developments in the current recession or otherwise, would have a negative impact on the cost and accessibility of capital for us, and for our customers and suppliers.

Factors Affecting Operating Results and Financial Condition

Our results for the three and six months ended June 30, 2009 reflect the lower prices and modestly lower volumes we encountered during these periods compared to the high commodity prices and increasing volumes that prevailed during the same periods in 2008. A comparison of the first and second quarters of 2009, however, reveals early signs of the benefits of strengthening NGL prices. Higher NGL prices overall combined with lower natural gas prices in Texas during the second quarter of 2009 have led to improvement in our processing margins compared to the first quarter. In addition, while our overall volumes were lower, the volume of natural gas that we processed increased slightly compared to the first quarter. As a result of the increased margins and volumes for processed gas, our combined operating segment gross margins increased 17% compared to the first quarter of 2009.

Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. For the three and six months ended June 30, 2009, we received $20.8 million and $45.9 million, respectively, in cash settlements from our commodity hedge portfolio, which helped to offset the decline in operating revenues attributable to lower commodity prices. For the three and six months ended June 30, 2008, we paid $6.7 million and $12.5 million, respectively, in cash settlements to satisfy commodity swap obligations. Our results also reflect lower general and administrative and operating expenses due to our continuing cost control efforts.

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

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and flowing through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by the volume of natural gas delivered to the plant, the NGL content of the natural gas, the quality of the natural gas and the plant’s recovery capability. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs and losses associated with our pipeline operations, these costs are frequently passed on to our producers.

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

To measure the overall financial impact of our contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned, fractionated or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) the results of our risk management activities. The results of our risk management activities consist of (i) net cash settlements paid or received on expired commodity derivative instruments, (ii) amortization expense relating to the option component of our commodity derivative instruments and (iii) unrealized mark-to-market gain or loss on our commodity derivative instruments that have not been designated as cash flow hedges.

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

Non-GAAP Financial Measures.  The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin (which consists of the sum of individual segment gross margins and the results of our risk management activities, which are included in corporate and other) to the GAAP financial measure of operating income, (ii) EBITDA and adjusted EBITDA to the GAAP financial measures of net income and cash flows from operating activities and (iii) total distributable cash flow to the GAAP financial measure of net income, for each of the periods indicated.

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$18,602	$39,366	$35,134	$65,088
Add: Operations and maintenance expenses	13,028	13,065	25,850	24,895
Depreciation and amortization	13,835	12,767	27,000	24,337
General and administrative expenses	9,321	10,936	20,046	22,786
Taxes other than income	727	729	1,513	1,470
Equity in earnings from unconsolidated affiliates	(2,099)	(4,788)	(3,583)	(5,184)

Total segment gross margin	$53,414	$72,075	$105,960	$133,392

Reconciliation of EBITDA and adjusted EBITDA to net income:
Net income	$6,038	$23,202	$11,943	$37,704
Add: Depreciation and amortization	13,835	12,767	27,000	24,337
Interest and other financing costs	12,001	16,077	26,449	27,469
Provision for income taxes	571	365	735	649

EBITDA	32,445	52,411	66,127	90,159
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,785	4,602	9,603	9,201
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,776	1,319	3,333	2,588
Copano’s share of interest and other financing costs incurred by our equity method investments	(30)	(944)	478	1,226

Adjusted EBITDA	$38,976	$57,388	$79,541	$103,174

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$44,230	$58,807	$79,628	$77,985
Add: Cash paid for interest and other financing costs	11,106	15,226	24,284	25,850
Equity in earnings from unconsolidated affiliates	2,099	4,788	3,583	5,184
Distributions from unconsolidated affiliates	(6,068)	(7,442)	(11,439)	(11,718)
Risk management activities	(9,291)	8,145	(18,479)	26,320
Decrease in working capital and other	(9,631)	(27,113)	(11,450)	(33,462)

EBITDA	32,445	52,411	66,127	90,159
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	4,785	4,602	9,603	9,201
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,776	1,319	3,333	2,588
Copano’s share of interest and other financing costs incurred by our equity method investments	(30)	(944)	478	1,226

Adjusted EBITDA	$38,976	$57,388	$79,541	$103,174

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Reconciliation of net income to total distributable cash flow:
Net income	$6,038	$23,202	$11,943	$37,704
Add: Depreciation and amortization	13,835	12,767	27,000	24,337
Amortization of commodity derivative options	9,291	8,495	18,479	16,057
Amortization of debt issue costs	895	851	2,165	1,619
Equity-based compensation	2,296	1,023	4,255	1,992
Distributions from unconsolidated affiliates	7,296	7,543	14,227	12,595
Unrealized losses associated with line fill contributions and gas imbalances(1)	361	(2,681)	527	(2,607)
Unrealized losses on derivatives	(1,396)	5,528	(1,636)	10,001
Deferred taxes and other	325	106	672	167
Less: Equity in earnings from unconsolidated affiliates	(2,099)	(4,788)	(3,583)	(5,184)
Maintenance capital expenditures	(3,895)	(3,094)	(6,046)	(6,153)

Total distributable cash flow(1)	$32,947	$48,952	$68,003	$90,528

(1)	Beginning with the third quarter of 2008, unrealized non-cash losses (gains) associated with line fill contributions and gas imbalances have been added back in the determination of total distributable cash flow. Prior periods have been adjusted to reflect this change.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Economic Models and Standardized Processing Margin.  We use our economic models to determine (i) whether we should reduce the ethane extracted from natural gas processed by some of our processing plants and third party plants and (ii) whether we should process or condition natural gas at our Houston Central or Saint Jo plants.

To isolate and consistently track changes in commodity price relationships and their impact on our Texas segment’s results from its processing operations, we calculate a hypothetical “standardized” processing margin at our Houston Central plant. Our processing margin refers to the difference between the market value of:

•	NGLs we extract in processing; and

•	the thermal equivalent of natural gas attributable to those NGLs plus the natural gas consumed as fuel in extracting those NGLs.

Our “standardized” processing margin is based on a fixed set of assumptions, with respect to NGL composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices, such as volumes, changes in NGL composition, recovery rates and variable contract terms. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations, and we use this calculation to track commodity price relationships. Our standardized processing margins averaged $0.345 and $0.518 per gallon during the three months ended June 30, 2009 and 2008, respectively. Our standardized processing margins averaged $0.263 and $0.571 per gallon during the six months ended June 30, 2009 and 2008, respectively. The average standardized processing margin for the period from January 1, 1989 through June 30, 2009 is $0.139 per gallon.

Flow and Transaction Monitoring Systems.  We use automated systems that track commercial activity on each of our Texas segment pipelines and monitor the flow of natural gas on all of our pipelines. In our Texas segment, we designed and implemented software that tracks each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we use automated Supervisory Control and Data Acquisition (“SCADA”) systems, which assist management in monitoring and operating our Texas segment. These SCADA systems allow us to monitor our assets at remote locations and respond to changes in pipeline operating conditions. For our Oklahoma segment, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems. We completed the installation of SCADA on our Osage system in the second quarter of 2009. Bighorn, which our Rocky Mountains segment operates, also uses a SCADA system.

Producer Activity Evaluation and Reporting.  We monitor producer drilling and completion activity in our Texas, Oklahoma and Rocky Mountains areas of operation to identify anticipated changes in production and potential new well connection opportunities. The continued connection of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities in Texas and Oklahoma. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines. In all our operating segments, we meet with producers to better understand their drilling and production plans, and to obtain drilling schedules, if available, to assist us in anticipating future activity on our pipelines.

Imbalance Monitoring and Control.  We continually monitor volumes received and volumes delivered on behalf of third parties to ensure we remain within acceptable imbalance limits during the calendar month. We seek to reduce imbalances because of the inherent commodity price risk that results when receipts and deliveries of natural gas are not balanced concurrently. We have implemented “cash-out” provisions in many of our transportation and gathering agreements to reduce this commodity price risk. Cash-out provisions require that any imbalance that exists between a third party and us at the end of a calendar month is settled in cash based upon a pre-determined pricing formula. These provisions ensure that imbalances under such contracts are not carried forward from month-to-month and revalued at higher or lower prices.

Our Long-Term Growth Strategy

As part of our long-term growth strategy, we continue to review complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We pursue acquisitions and capital projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas to the extent they offer highly visible cash flows and present growth opportunities similar to those we are pursuing in our existing areas of operations, as well as installation or construction of significant new facilities in such areas. To consummate larger acquisitions or complete significant organic expansion or greenfield projects, we will require access to additional capital on competitive terms. Generally, we believe that our cost of equity capital relative to master limited partnerships (“MLPs”) of similar size will be favorable because, unlike many of our competitors that are MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as per-unit cash distributions increase. If possible under then-existing market conditions, we intend to finance future large acquisitions primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, including the effects of capital market conditions on our ability to implement our growth strategy, please read “— Liquidity and Capital Resources.”

In analyzing a particular acquisition, expansion or greenfield project, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets or projects, strategic fit in relation to our business strategy, expertise and management personnel required, capital required to integrate and maintain the assets involved, and the surrounding competitive environment. From a financial perspective, we analyze the rate of return the assets will generate in comparison to our cost of capital under various commodity price scenarios, comparative market parameters and the anticipated earnings and cash flow capabilities of the assets.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include assertions related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	our ability to successfully integrate any acquired asset or operations;

•	the volatility of prices and market demand for natural gas and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	our ability to access NGL fractionation capacity,

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain key customers;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		($ in thousands)

Total segment gross margin(1)	$53,414	$72,075	$105,960	$133,392
Operations and maintenance expenses	13,028	13,065	25,850	24,895
Depreciation and amortization	13,835	12,767	27,000	24,337
General and administrative expenses	9,321	10,936	20,046	22,786
Taxes other than income	727	729	1,513	1,470
Equity in earnings from unconsolidated affiliates	(2,099)	(4,788)	(3,583)	(5,184)

Operating income	18,602	39,366	35,134	65,088
Gain on retirement of unsecured debt	—	—	3,939	—
Interest and other financing costs, net	(11,993)	(15,799)	(26,395)	(26,735)
Provision for income taxes	(571)	(365)	(735)	(649)

Net income	$6,038	$23,202	$11,943	$37,704

Segment gross margin:
Oklahoma	$18,626	$47,852	$33,697	$84,422
Texas	23,320	40,499	43,900	82,075
Rocky Mountains	711	1,218	1,510	2,181

Segment gross margin	42,657	89,569	79,107	168,678
Corporate and other(2)	10,757	(17,494)	26,853	(35,286)

Total segment gross margin(1)	$53,414	$72,075	$105,960	$133,392

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(3)	$0.76	$2.30	$0.69	$2.06
Texas:
Service throughput ($/MMBtu)(4)	$0.41	$0.64	$0.38	$0.65
Rocky Mountains:
Producer services throughput ($/MMBtu)(5)	$0.04	$0.06	$0.05	$0.05
Volumes:
Oklahoma:(3)(6)
Service throughput (MMBtu/d)	267,576	228,941	269,389	225,474
Plant inlet volumes (MMBtu/d)	166,846	155,430	163,532	153,020
NGLs produced (Bbls/d)	15,981	15,465	15,647	15,004
Crude oil service volumes (Bbls/d)	4,314	5,074	4,360	4,854
Texas:(4)(7)
Service throughput (MMBtu/d)	630,674	700,545	637,565	697,844
Pipeline throughput (MMBtu/d)	290,005	313,523	296,932	320,761
Plant inlet volumes (MMBtu/d)	559,597	629,334	558,900	617,034
NGLs produced (Bbls/d)	18,425	17,721	17,667	17,902
Rocky Mountains:
Producer services throughput (MMBtu/d)(5)	166,022	229,513	173,661	228,117
Capital Expenditures:
Maintenance capital expenditures	$3,895	$3,094	$6,046	$6,153
Expansion capital expenditures	14,301	52,044	24,836	82,665

Total capital expenditures	$18,196	$55,138	$30,882	$88,818

Operations and maintenance expenses:
Oklahoma	$5,746	$6,100	$11,512	$12,026
Texas	7,280	7,017	14,334	12,869
Rocky Mountains	2	(52)	4	—

Total operations and maintenance expenses	$13,028	$13,065	$25,850	$24,895

(1)	Total segment gross margin is a non-GAAP financial measure. See “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(3)	Excludes volumes associated with our interest in Southern Dome. For the three months ended June 30, 2009, plant inlet volumes for Southern Dome averaged 15,412 MMBtu/d and NGLs produced averaged 578 Bbls/d. For the three months ended June 30, 2008, plant inlet volumes for Southern Dome averaged 9,116 MMBtu/d and NGLs produced averaged 325 Bbls/d. For the six months ended June 30, 2009, plant inlet volumes for Southern Dome averaged 13,023 MMBtu/d and NGLs produced averaged 473 Bbls/d. For the six months ended June 30, 2008, plant inlet volumes for Southern Dome averaged 9,970 MMBtu/d and NGLs produced averaged 386 Bbls/d.

(4)	Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 84,452 MMBtu/d and 94,022 MMBtu/d for the three months ended June 30, 2009 and 2008, respectively. Volumes transported by Webb Duval, net of intercompany volumes, were 86,584 MMBtu/d and 87,580 MMBtu/d for the six months ended June 30, 2009 and 2008, respectively.

(5)	Producer services throughput consists of volumes we purchased for resale, volumes gathered under our firm capacity gathering agreements with Fort Union and volumes transported using our firm capacity agreements with WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Volumes transported by Bighorn were 185,622 MMBtu/d and 217,373 MMBtu/d for the three months ended June 30, 2009 and 2008, respectively. Volumes transported by Fort Union were 795,072 MMBtu/d and 727,688 MMBtu/d for the three months ended June 30, 2009 and 2008, respectively. Volumes transported by Bighorn were 193,654 MMBtu/d and 217,699 MMBtu/d for the six months ended June 30, 2009 and 2008, respectively. Volumes transported by Fort Union were 799,621 MMBtu/d and 701,498 MMBtu/d for the six months ended June 30, 2009 and 2008, respectively.

(6)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including our owned plants and plants owned by third parties. For the three months ended June 30, 2009, plant inlet volumes averaged 128,390 MMBtu/d and NGLs produced averaged 12,956 Bbls/d for plants owned by the Oklahoma segment. For the three months ended June 30, 2008, plant inlet volumes averaged 114,720 MMBtu/d and NGLs produced averaged 11,986 Bbls/d for plants owned by the Oklahoma segment. For the six months ended June 30, 2009, plant inlet volumes averaged 125,661 MMBtu/d and NGLs produced averaged 12,747 Bbls/d for plants owned by the Oklahoma segment. For the six months ended June 30, 2008, plant inlet volumes averaged 106,995 MMBtu/d and NGLs produced averaged 10,990 Bbls/d for plants owned by the Oklahoma segment.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 539,946 MMBtu/d and NGLs produced averaged 16,759 barrels per day for the three months ended June 30, 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 607,339 MMBtu/d and NGLs produced averaged 15,961 barrels per day for the three months ended June 30, 2008 for plants owned by the Texas segment. Plant inlet volumes averaged 537,528 MMBtu/d and NGLs produced averaged 15,920 barrels per day for the six months ended June 30, 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 594,195 MMBtu/d and NGLs produced averaged 16,168 barrels per day for the six months ended June 30, 2008 for plants owned by the Texas segment.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Net income decreased by 74% to $6.0 million, or $0.10 per unit on a diluted basis, for the three months ended June 30, 2009 compared to net income of $23.2 million, or $0.40 per unit on a diluted basis, for the three months ended June 30, 2008. The major drivers of our net income for 2009 compared to 2008 included:

•	a decrease in total segment gross margin of $18.7 million consisting of a $46.9 million decrease in operating segment gross margins primarily reflecting average NGL price declines of 59% in the Conway index and 56% in the Mt. Belvieu index and lower overall service throughput volumes, offset by an increase of $28.2 million from our commodity risk management activities;

•	a decrease of $2.7 million in equity in earnings of our unconsolidated affiliates; and

•	an increase in depreciation and amortization expenses of $1.0 million primarily related to our expansion of operations in north Texas;

offset by:

•	a decrease of $4.1 million in interest expense as a result of (i) a decrease of non-cash mark-to-market charges on our interest rate swaps of $5.4 million offset by (ii) an increase in interest expense of $1.3 million due to increased average outstanding borrowings and slightly offset by lower average interest rates between the periods; and

•	a decrease in general and administrative expenses of $1.6 million primarily related to our successful cost reduction efforts, including reduced employee compensation expense and third-party service provider fees.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $18.6 million for the three months ended June 30, 2009 compared to $47.9 million for the three months ended June 30, 2008, a decrease of $29.3 million, or 61%. The decrease in segment gross margin resulted primarily from period over period decreases in average natural gas and NGLs prices of 71% and 59%, respectively. The Oklahoma segment gross margin per unit of service throughput decreased $1.54 per MMBtu to $0.76 per MMBtu for the three months ended June 30,

2009 compared with $2.30 per MMBtu for the second quarter of 2008. The reduction in segment gross margin was partially offset by increases in NGLs produced, plant inlet volumes and service throughput of 3%, 7% and 17%, respectively. NGLs produced at the Paden plant increased 9% during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Texas Segment Gross Margin.  Texas segment gross margin was $23.3 million for the three months ended June 30, 2009 compared to $40.5 million for the three months ended June 30, 2008, a decrease of $17.2 million, or 42%. The decrease in segment gross margin was primarily attributable to a decline in average NGL prices which decreased 56% from the three months ended June 30, 2008 and a 10% decline in service throughput from the three months ended June 30, 2008. The decrease in Texas segment gross margin was partially offset by lower average natural gas prices, which decreased 67% compared to the three months ended June 30, 2008. The Texas segment gross margin per unit of service throughput decreased $0.23 per MMBtu to $0.41 per MMBtu for the three months ended June 30, 2009, compared with $0.64 per MMBtu for the three months ended June 30, 2008. The decrease in segment gross margin per unit of service throughput was attributable to lower realized prices for NGLs. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains gross margin was $0.7 million for the three months ended June 30, 2009 compared with $1.2 million for the three months ended June 30, 2008, a decrease of $0.5 million, or 42%. This decrease is primarily the result of lower volumes and unit margins, as producers have cut back drilling programs and temporarily ceased production on marginal wells in response to the continuing weaker price environment.

Corporate and Other.  Corporate and other gross margin includes our commodity risk management activities and was a gain of $10.8 million for the three months ended June 30, 2009 compared to a loss of $17.5 million for the three months ended June 30, 2008. The gain for the three months ended June 30, 2009 includes $20.8 million of net cash settlements received on expired commodity derivative instruments offset by $0.7 million of unrealized mark-to-market losses on our commodity derivative instruments and $9.3 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The loss for the three months ended June 30, 2008 consists of $8.5 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $2.3 million of unrealized mark-to-market losses on our commodity derivative instruments and $6.7 million of net cash settlements paid on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $13.0 million for the three months ended June 30, 2009 compared with $13.1 million for the three months ended June 30, 2008. Higher operating and maintenance expenses due to our expanded north Texas operations have been offset by reductions as a result of our cost control efforts.

Depreciation and Amortization.  Depreciation and amortization totaled $13.8 million for the three months ended June 30, 2009 compared with $12.8 million for the three months ended June 30, 2008, an increase of 8%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to June 30, 2008.

General and Administrative Expenses.  General and administrative expenses totaled $9.3 million for the three months ended June 30, 2009 compared with $10.9 million for the three months ended June 30, 2008. The 15% decrease consists primarily of (i) $1.2 million reduction in personnel, consultants, insurance, compensation and benefits costs, (ii) a reduction in legal and accounting fees of $0.5 million and (iii) a $0.7 million reduction of costs associated with our Rocky Mountains segment. These reductions in costs were partially offset by (i) an increase of $0.7 million non-cash compensation expense related to amortization of the fair value of restricted units, phantom units, unit options and unit appreciation rights issued under our LTIP and (ii) an increase in costs of preparing and processing tax K-1s to unitholders of $0.1 million.

Interest and Other Financing Costs.  Interest and other financing costs totaled $12.0 million for the three months ended June 30, 2009 compared with $16.1 million for the three months ended June 30, 2008, a decrease of $4.1 million, or 25%. Interest expense related to our revolving credit facility totaled $1.6 million (including net settlements paid under our interest rate swaps of $1.3 million and net of $1.2 million of capitalized interest) and $1.9 million (including net settlements paid under our interest rate swaps of $0.6 million and net of $0.9 million of capitalized interest) for the three months ended June 30, 2009 and 2008, respectively. Interest and other financing costs for the three months ended June 30, 2009 includes unrealized mark-to-market gains of $2.1 million on undesignated interest rate swaps. Interest on our senior unsecured notes increased to $11.6 million for the three months ended June 30, 2009 from $10.1 million for the three months ended June 30, 2008 because we issued an additional $300 million of senior unsecured notes due 2018 on May 16, 2008. Amortization of debt issue costs totaled $0.9 million for each of the three months ended June 30, 2009 and 2008. Average borrowings under our credit arrangements for the three months ended June 30, 2009 and 2008 were $852.2 million and $675.0 million with average interest rates of 7.1% and 7.7%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Net income decreased by 68% to $11.9 million, or $0.21 per unit on a diluted basis, for the six months ended June 30, 2009 compared to net income of $37.7 million, or $0.65 per unit on a diluted basis, for the six months ended June 30, 2008. The major drivers of our net income for 2009 compared to 2008 included:

•	a decrease in total segment gross margin of $27.4 million consisting of an $89.6 million decrease in operating segment gross margins, primarily reflecting average NGL price declines of 58% in the Conway index and 59% in the Mt. Belvieu index and lower overall service throughput volumes, offset by an increase of $62.2 million from our commodity risk management activities;

•	an increase in operations, maintenance, depreciation and amortization expenses of $3.6 million primarily related to our expansion of operations in north Texas; and

•	a decrease of $1.6 million in equity in earnings of our unconsolidated affiliates;

offset by:

•	a gain of $3.9 million related to the repurchase and retirement of $18.2 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 at market prices averaging 78% of the face amount of the notes;

•	a decrease in general and administrative expenses of $2.7 million primarily related to our successful cost reduction efforts, including reduced employee compensation expense and third-party service provider fees; and

•	a decrease of $1.0 million in interest expense as a result of (i) a decrease of non-cash mark-to-market charges on our interest rate swaps of $5.4 million offset by (ii) an increase in interest expense of $4.4 million due to increased average outstanding borrowings and slightly offset by lower average interest rates between the periods.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $33.7 million for the six months ended June 30, 2009 compared to $84.4 million for the six months ended June 30, 2008, a decrease of $50.7 million, or 60%. The decrease in segment gross margin resulted primarily from period over period decreases in average natural gas and NGLs prices of 63% and 58%, respectively. The Oklahoma segment gross margin per unit of service throughput decreased $1.37 per MMBtu to $0.69 per MMBtu for the six months ended June 30, 2009 compared with $2.06 per MMBtu for the six month ended June 30, 2008. The reduction in segment gross margin was partially offset by increases in NGLs produced, plant inlet volumes and service throughput of 4%, 7% and 19%, respectively. NGLs produced at the Paden plant increased 18% during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Texas Segment Gross Margin.  Texas segment gross margin was $43.9 million for the six months ended June 30, 2009 compared to $82.1 million for the six months ended June 30, 2008, a decrease of $38.2 million, or 47%. The decrease in segment gross margin was primarily attributable to a decline in average NGL prices which decreased 59% from the six months ended June 30, 2008 and a 9% decline in service throughput from the six months ended June 30, 2008. The decrease in Texas segment gross margin was partially offset by lower average natural gas prices, which decreased 58% compared to the six months ended June 30, 2008. The Texas segment gross margin per unit of service throughput decreased $0.27 per MMBtu to $0.38 per MMBtu for the six months ended June 30, 2009, compared with $0.65 per MMBtu for the six months ended June 30, 2008. The decrease in segment gross margin per unit of service throughput was attributable to the decrease in the realized prices for NGLs. Please read “— Trends and Uncertainties — Market and Industry Trends.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains gross margin was $1.5 million for the six months ended June 30, 2009 compared with $2.2 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 32%. This decrease is primarily the result of lower volumes, which in the first three months of 2009 were largely attributable to unfavorable weather conditions. In the second three months of 2009, lower volumes have continued as producers have cut back drilling programs and temporarily ceased production on marginal wells in response to the continuing weaker price environment.

Corporate and Other.  Corporate and other gross margin includes our commodity risk management activities and was a gain of $26.9 million for the six months ended June 30, 2009 compared to a loss of $35.3 million for the six months ended June 30, 2008. The gain for the six months ended June 30, 2009 includes $45.9 million of net cash settlements received on expired commodity derivative instruments offset by $0.5 million of unrealized mark-to-market losses on our commodity derivative instruments and $18.5 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The loss for the six months ended June 30, 2008 consists of $16.1 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $6.8 million of unrealized mark-to-market losses on our commodity derivative instruments and $12.5 million of net cash settlements paid on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $25.8 million for the six months ended June 30, 2009 compared with $24.9 million for the six months ended June 30, 2008. The 4% increase is primarily attributable to (i) increases in rental expense and utilities associated with having our leased refrigeration processing plant in north Texas in service for the full six months ended June 30, 2009, as compared to May and June in 2008, and the related additional treating and compression fees from the additional volumes on the north Texas system and (ii) additional maintenance expense at the Houston Central plant for boiler and heat exchanger repairs.

Depreciation and Amortization.  Depreciation and amortization totaled $27 million for the six months ended June 30, 2009 compared with $24.3 million for the six months ended June 30, 2008, an increase of 11%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to June 30, 2008.

General and Administrative Expenses.  General and administrative expenses totaled $20.0 million for the six months ended June 30, 2009 compared with $22.8 million for the six months ended June 30, 2008. The 12% decrease consists primarily of (i) a $2.7 million reduction in personnel, consultants, insurance, compensation and benefits costs, (ii) a reduction in legal and accounting fees of $1.2 million, (iii) a $0.7 million reduction of costs associated with our Rocky Mountains segment, (iv) reduction in costs of preparing and processing tax K-1s to unitholders of $0.4 million and (v) an increase of $0.1 million in the management fees that we received from our affiliated entities. These reductions in costs were partially offset by (i) an increase of $0.7 million in expenses associated with acquisition initiatives, (ii) additional expenses incurred by our Oklahoma segment of $0.2 million and (iii) non-cash compensation expense of $1.4 million related to amortization of the fair value of restricted units, phantom units, unit options and unit appreciation rights issued under our LTIP.

Interest and Other Financing Costs.  Interest and other financing costs totaled $26.4 million for the six months ended June 30, 2009 compared with $27.5 million for the six months ended June 30, 2008, a decrease of $1.1 million, or 4%. Interest expense related to our revolving credit facility totaled $3.1 million (including net settlements paid under our interest rate swaps of $2.4 million and net of $2.3 million of capitalized interest) and $5.5 million (including net settlements paid under our interest rate swaps of $0.9 million and net of $1.4 million of capitalized interest) for the six months ended June 30, 2009 and 2008, respectively. Interest and other financing costs for the six months ended June 30, 2009 includes unrealized mark-to-market gains of $2.2 million on undesignated interest rate swaps. Interest on our senior unsecured notes increased to $23.3 million for the six months ended June 30, 2009 from $17.2 million for the six months ended June 30, 2008 because we issued an additional $300 million of senior unsecured notes due 2018 on May 16, 2008. Amortization of debt issue costs totaled $2.2 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. Average borrowings under our credit arrangements for the six months ended June 30, 2009 and 2008 were $845.2 million and $654.8 million with average interest rates of 7.2% and 7.6%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Gain on Unsecured Debt Retirement.  During the six months of 2009, we repurchased and retired $18.2 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 using available cash and borrowings under our revolving credit facility. As a result of repurchasing the notes below par value, we recognized a gain of $3.9 million in the first six months of 2009.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated as reported in the historical consolidated statements of cash flows found in Item 1 of this report.

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$79,628	$77,895
Net cash used in investing activities	(41,899)	(101,554)
Net cash used in financing activities	(26,730)	(1,355)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $79.6 million for the six months ended June 30, 2009 compared to $77.9 million for the six months ended June 30, 2008. The decrease in cash provided by operating activities of $1.7 million was attributable to the following changes:

•	risk management activities provided an additional $44.8 million of cash flow for the six months ended June 30, 2009 as compared to the same period in 2008, primarily because we did not purchase commodity derivative instruments during the six months ended June 30, 2009, whereas in the six months ended June 30, 2008, we used $42.6 million to purchase commodity derivative instruments;

offset by:

•	operating income (adjusted for the timing of related cash receipts and disbursements) was $37.1 million lower for the six months ended June 30, 2009 compared with the same period in 2008;

•	interest payments for the six months ended June 30, 2009 were $5.7 million higher compared to the same period in 2008; and

•	cash distributions received from our unconsolidated affiliates (Bighorn, Fort Union, Webb Duval and Southern Dome) were $0.3 million lower for the six months ended June 30, 2009 compared with the same period in 2008.

Investing Cash Flows.  Net cash used in investing activities was $41.9 million and $101.5 million for the six months ended June 30, 2009 and 2008, respectively. Investing activities for the six months ended June 30, 2009 included (i) $40.9 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $2.8 million of investment in Bighorn and (iii) other investing activities of $1.0 million, offset by $2.8 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings. Investing activities for the six months ended June 30, 2008 included (i) $80.9 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of the Saint Jo processing plant and constructing well interconnects to attach volumes in new areas, (ii) $18.8 million of investment in Bighorn and Fort Union and (iii) other investing activities of $2.7 million, offset by (iii) $0.9 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings and other.

Financing Cash Flows.  Net cash used in financing activities totaled $26.7 million during the six months ended June 30, 2009 and included (i) borrowings under our revolving credit facility of $50.0 million and (ii) proceeds from the exercise of unit options of $0.1 million offset by (a) the retirement of $14.3 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 and (b) distributions to our unitholders of $62.5 million. Net cash used in financing activities totaled $1.4 million during the six months ended June 30, 2008 and included (i) borrowing under our revolving credit facility of $50.0 million, (ii) capital contributions of $4.1 million from our pre-IPO investors and (iii) proceeds from the exercise of unit options of $0.5 million, offset by (a) distributions to our unitholders of $49.6 million and (b) deferred financing costs of $6.4 million.

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

Effects of Recent Economic Changes; Outlook.  Generally, we believe that financial markets now offer greater liquidity than was available at the height of the financial crisis, but at a higher cost than we would have experienced before the financial crisis.

Commodity prices at the end of 2008 and during 2009, together with the constrained capital and credit markets and overall economic downturn, led to a decline in drilling activity, and in turn a decline in the volumes of natural gas we gathered and processed in the second quarter. We have been able to offset the effects of lower prices using commodity derivative instruments; however, we cannot use these instruments to offset the effects of lower volumes. In addition, the strike prices of derivative instruments we could acquire today would be reflective of current commodity price forward curve, and therefore would not be as beneficial as strike prices of derivative instruments we acquired during the first half of 2008. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

We believe that cash from operations and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans or assumptions change, are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions and organic expansion have been, and our management believes will continue to be, key elements of our business strategy. In addition, we consider opportunities for quality greenfield projects. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt or equity issuances, or both. Our ability to obtain capital to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and in the financial markets and other financial and business factors, many of which are beyond our control.

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

During the six months ended June 30, 2009, our capital expenditures totaled $30.8 million, consisting of $6.0 million of maintenance capital and $24.8 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our senior credit facility. Expansion capital expenditures were related to the construction of our Saint Jo plant and related downstream natural gas and NGL pipelines, purchasing compressors and constructing well interconnects to attach volumes in new areas. Of the total expansion capital for the six months ended June 30, 2009, $9.1 million related to construction and completion of the Saint Jo cryogenic processing plant and related projects. Based on our current scope of operations, we anticipate incurring approximately $10 million to $12 million of maintenance capital expenditures over the next 12 months.

Subject to FERC approval of our acquisition of the McMullen Lateral pipeline, we anticipate that we will incur approximately $95 million in combined acquisition and integration costs. We anticipate making these capital expenditures primarily in 2009 and 2010 and expect to finance these expenditures with cash from operations and borrowings under our revolving credit facility.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$31,871	$127,483

(1)	Includes distributions on restricted common units and phantom units issued under our LTIP. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of August 3, 2009, we had 128,405 outstanding restricted units and 742,390 outstanding phantom units.

Our Indebtedness

As of June 30, 2009 and December 31, 2008, our aggregate outstanding indebtedness totaled $852.9 million and $821.1 million, respectively, and we were in compliance with our debt covenants.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family Rating to us of Ba3 with a stable outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-2. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of June 30, 2009, we had $270 million of outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent. Our revolving credit facility matures on October 18, 2012. Our revolving credit facility includes 30 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of June 30, 2009 and December 31, 2008, we had no letters of credit outstanding. Guaranty Financial Group Inc., a lender under our revolving credit facility whose commitment represents approximately 3% of the total lender commitments, has reported that it is subject to a cease-and-desist order by the Office of Thrift Supervision and requires assistance from the FDIC and private investors, without which it may be unable to continue as a going concern. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

The effective average interest rate on borrowings under the revolving credit facility for the six months ended June 30, 2009 and 2008 was 4.7% and 6.2%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, was 0.25%. Interest and other financing costs related to the revolving credit facility totaled $4.2 million and $7.1 million for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, our ratio of EBITDA to interest expense was 3.5x, and our ratio of total debt to EBITDA was 3.9x. Based on our ratio of total debt to EBITDA, our remaining available borrowing capacity under the revolving credit facility at June 30, 2009 was approximately $280 million.

Senior Notes.  At June 30, 2009, we had $332.7 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 (“2016 Notes”) outstanding and $249.5 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 (“2018 Notes”) outstanding. We refer to the 2016 Notes and the 2018 Notes collectively as the “Senior Notes.”

Interest and other financing costs relating to the 2016 Notes totaled $13.9 million and $14.6 million for the six months ended June 30, 2009 and 2008, respectively. Interest and other financing costs relating to the 2018 Notes, which we issued in May 2008, totaled $10.5 million for the six months ended June 30, 2009.

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At June 30, 2009, our ratio of EBITDA to fixed charges was 3.4x.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2009.

Recent Accounting Pronouncements

For information on new accounting pronouncements, please read Note 2 to the unaudited consolidated financial statements.

Critical Accounting Policies

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FASB ASC 360) we evaluate whether long-lived assets, including related intangibles, have been impaired when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of management’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

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

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. An estimate of the sensitivity of these assumptions to our estimated future undiscounted cash flows used in our impairment review is not practicable given the extensive array of our assets and the number of assumptions involved in these estimates. However, based on current period assumptions, a decrease in our estimated future undiscounted cash flows of 10% to 25% could result in a potential impairment of certain assets.

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

During the first half of 2008, we acquired commodity derivative instruments at strike prices substantially higher than those available in the current market. These derivative instruments have limited the effects on us of the recent drop in prices. Derivative instruments we could acquire today would reflect current commodity price forward curves, and therefore would not be as beneficial as those we acquired during the first half of 2008.

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of June 30, 2009. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly.

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

Texas.  Our Texas pipeline systems purchase natural gas for transportation and resale and also transport and provide other services on a fee-for-service basis. A significant portion of the margins we realize from purchasing and reselling the natural gas is based on a percentage of a stated index price. Accordingly, these margins decrease in periods of low natural gas prices and increase during periods of high natural gas prices. The fees we charge to transport natural gas for the accounts of others are primarily fixed, but our Texas contracts also include a percentage-of-index component in a number of cases.

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

Rocky Mountains.  Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The cash flow from of these arrangements is directly related to natural gas volumes and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, our cash flow would also decline.

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

We purchase and sell natural gas under a variety of pricing arrangements, for example, by reference to first of the month index prices, daily index prices or a weighted average of index prices over a given period. Our goal is to minimize commodity price risk by aligning the combination of pricing methods and indices under which we purchase natural gas in each of our segments with the combination under which we sell natural gas in these segments, although it is not always possible to do so.

Basis risk is the risk that the value of a hedge may not move in tandem with the value of the actual price exposure that is being hedged. Any disparity in terms, such as product, time or location, between the hedge and the underlying exposure creates the potential for basis risk. Our long position in natural gas in Oklahoma can serve as a hedge against our short position in natural gas in Texas. To the extent we rely on natural gas from our Oklahoma segment, which is priced primarily on the CenterPoint East index, to offset a short position in natural gas in our Texas segment, which is priced on the Houston Ship Channel index, we are subject to basis risk.

Although the CenterPoint East and Houston Ship Channel indices historically have been highly correlated, they have displayed greater variability since late 2008. As described below, we recently amended our risk management policy so that we could address the basis spread between the Oklahoma and Texas natural gas markets.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.3 million to our total segment gross margin for the six months ended June 30, 2009. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.5 million decrease to our total segment gross margin, and vice versa, for the six months ended June 30, 2009. These relationships are not necessarily linear. As actual prices have fallen below the strike prices of our hedges in 2009, sensitivity to further changes in commodity prices have been reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin.

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

As of June 30, 2009, we were in compliance with our risk management policy.

In July 2009, we amended our risk management policy to allow us to enter into basis swaps (floating for floating) and provide for basis swap volume limitations.

Commodity Price Hedging Activities

Permitted Derivative Instruments.  Our risk management policy allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil to hedge NGLs produced or condensate collected by us or an entity or asset to be acquired by us if a binding purchase and sale agreement has been executed (a “Pending Acquisition”);

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price),fixed-for-floating swaps, or floating-for-floating swaps (basis swaps) on natural gas at Henry Hub, Houston Ship Channel or other highly liquid points relevant to our operations or a Pending Acquisition;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or a Pending Acquisition, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or a Pending Acquisition.

Limitations.  Our policy also limits the maturity and notional amounts of our derivatives transactions as follows:

•	Maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	Except as provided below under “Exception to Volume Limitations,” we may not (i) purchase crude oil or NGLs put options, (ii) purchase natural gas put or call options, (iii) purchase fractionation spread or processing margin spread put options or (iv) enter into any crude oil, natural gas or NGLs spread options permitted by the policy if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged commodity would exceed 80% of the projected requirements or output, as applicable, for the hedged period . We are required to divest outstanding hedge positions only to the extent net notional hedged volumes with respect to an underlying hedged commodity exceed 100% of the projected requirements or output, as applicable, for the hedged period; and

•	The aggregate volumetric exposure associated with swaps (other than basis swaps), collars and written calls relating to any product must not exceed the lesser of 50% of the aggregate hedged position or 35% of the projected requirements or output with respect to such product.

•	We may not enter into a basis swap if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged basis would exceed 80% of the projected requirements or output, as applicable, for the hedged period. We are required to divest outstanding basis swaps only to the extent net notional hedged volumes with respect to an underlying hedged basis exceed 100% of the projected requirements or output, as applicable, for the hedged period.

Our policy of limiting swaps (other than basis swaps) relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from conditioning elections or other operational circumstances.

Exception to Volume Limitations.  The volume limitations under our risk management policy provide that the notional amounts of put options with strike prices that are greater than 33% out-of-the-money (market price exceeds strike price by greater than 33%) may be excluded from the notional volume limitations for so long as such put options remain out-of-the-money. In the event that the strike price of such a put option returns to being in-the-money, the instrument’s notional amount would again be included in the volume limitations. If the reversal of a prior exclusion results in an over-hedged notional position, we will be required to become compliant with the notional volume limitations within 30 days of the reversal.

Approved Markets.  Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services

with complete industry standard contractual documentation. All of our hedge counterparties are also lenders under our senior credit facility, and the payment obligations in connection with our hedge transactions are secured by a first priority lien on the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of June 30, 2009.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in SFAS No. 133 (FASB ASC 815).

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

Our Commodity Hedge Portfolio.  As of June 30, 2009, our commodity hedge portfolio totaled a net asset of $72.0 million, which consists of assets aggregating $81.4 million and liabilities aggregating $9.4 million. See Note 11 to the consolidated financial statements included in Item 1 of this report for tables summarizing our commodity hedge portfolio as of June 30, 2009.

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

As of June 30, 2009, the fair value of our interest rate swaps liability totaled $9.0 million. See Note 11 to the consolidated financial statements included in Item 1 of the report for additional information on our interest rate swaps.

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

Counterparty Risk.  We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the six months ended June 30, 2009, ONEOK Energy Services, L.P. (14%),

ONEOK Hydrocarbons, L.P. (14%), Enterprise Products Operating, L.P. (13%), BP Oil Supply (8%), Kinder Morgan Texas Pipeline, L.P. (7%) and, Teppco Crude Oil, LLC (5%) collectively, accounted for approximately 61% of our revenue. As of June 30, 2009, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 28% of our revenue either have an investment grade parent or are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of June 30, 2009, Barclays Bank PLC (37%), Deutsche Bank AG (29%), The Goldman Sachs Group, Inc. (17%) and Wells Fargo Bank, N.A. (7%) accounted for approximately 90% of the value of our net commodity hedging positions. As of June 30, 2009, all of these counterparties were rated A1 and A or better by Moody’s Investors Service and Standard & Poor’s Ratings Services. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors,” in our annual report on Form 10-K for 2008.

Item 4.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective as of June 30, 2009 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We implemented a new financial accounting system, which became operational July 1, 2009. The system implementation integrated all Copano entities on a single financial accounting and planning platform and was undertaken to enhance our reporting procedures, eliminate manual processes and reduced third-party costs. The implementation of our new accounting system was not in response to any identified deficiency or weakness in our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in this item and in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be materially adversely affected.

Our cash flow and profitability depend upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

Our cash flow and profitability are affected by prevailing NGL and natural gas prices, and we are subject to significant risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the six months ended June 30, 2009, the HSC natural gas index price ranged from a high of $5.26 per MMBtu to a low of $3.19 per MMBtu. Based on Mt. Belvieu index prices and our weighted-average product production mix during this period, NGL prices ranged from a high of approximately $35.09 per barrel to a low of approximately $25.32 per barrel.

We derive a majority of our gross margin from contracts with terms that are commodity price sensitive. As a result, our cash flow and profitability depend to a significant extent on the prices at which we buy and sell natural gas and at which we sell NGLs and condensate. The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include supply and demand for oil, natural gas, liquefied natural gas (“LNG”), nuclear energy, coal and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	storage levels for oil, natural gas, LNG and NGLs;

•	the availability of imported oil, natural gas, LNG and NGLs;

•	international demand for LNG, oil and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems for natural gas and NGLs;

•	the availability of downstream NGL fractionation facilities;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas we gather and process. This volatility may cause our gross margin and cash flows to vary widely from period to period. Our hedging strategies cannot offset volume risk and may not be sufficient to offset price volatility risk. In any event, our commodity derivatives do not cover all of our throughput volumes. Moreover, commodity derivatives are subject to inherent risks, which we describe in “— Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.” For a discussion of our risk management activities, please read Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

We rely on third-party pipelines and other facilities in providing service to our customers. If one or more of these pipelines or facilities were to become unavailable, our cash flows, results of operations and financial condition could be adversely affected.

Our ability to contract for natural gas supplies in the Texas region will often depend on our ability to deliver gas to our Houston Central plant and downstream markets, and we rely on KMTP’s Laredo-to-Katy pipeline to transport natural gas from our South Texas systems to the Houston Central plant. For the six months ended June 30, 2009, approximately 46% of the total natural gas delivered by our Texas segment was delivered to KMTP, and approximately 80% of the natural gas volumes processed or conditioned at our Houston Central plant were delivered to the plant through the KMTP Laredo-to-Katy pipeline.

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

We rely on ONEOK Hydrocarbon to take delivery of NGLs from our Paden, Glenpool and Milfay plants in Oklahoma and Enterprise Products Partners to take NGLs from our Houston Central Plant. We believe that fractionation facilities to which these companies deliver NGLs are subject to increasing capacity constraints due to higher NGL production in the Rocky Mountains and Mid-Continent regions. If either of these NGL pipelines, or the related downstream fractionation facilities, were to become unavailable, we would have to run the affected plants in a reduced operating mode and make arrangements to re-route a portion of the natural gas we receive for processing to third-party plants, as well as make arrangements to transport NGLs to market by truck. A prolonged interruption or reduction of service on either of these pipelines or at the related downstream facilities could hinder our ability to contract for natural gas supplies.

We also depend on other third-party processing plants, pipelines and other facilities to provide our customers with processing, delivery or transportation options. Like us, third-party service providers are subject to risks inherent in the midstream business, including capacity constraints, and natural disasters and operational, mechanical or other hazards. Because we do not own or operate KMTP’s, ONEOK Hydrocarbon’s, Enterprise Products Partners’, or any of these other pipelines and facilities, their continuing operation is not within our control. If any of these pipelines and other facilities becomes unavailable or limited in its ability to provide services on which we depend, our revenues and cash flow could be adversely affected.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the natural gas and NGL services we provide.

On June 26, 2009, the U.S. House of Representatives approved the adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.” The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% (from 2005 levels) by 2050. Regulated entities under ACESA would include producers of petroleum based fuels, including refiners of oil, fractionators of NGLs and natural gas distribution companies. Under ACESA, most regulated sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances authorized each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating costs and could have an adverse effect on demand for the natural gas and NGL services we provide.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our flexibility in hedging risks associated with our business or on the cost of our hedging activity.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual unitholders meeting on May 14, 2009. A brief description of each proposal and the voting results follows:

A company proposal to elect seven directors to Copano’s Board of Directors to serve until the 2010 Annual Meeting of Unitholders.

	For	Withheld

John R. Eckel, Jr.	49,462,959	199,793
James G. Crump	49,457,962	204,790
Ernie L. Danner	49,234,722	428,030
Scott A. Griffiths	49,468,696	194,056
Michael L. Johnson	49,469,491	193,261
T. William Porter	49,437,301	255,451
William L. Thacker	49,465,047	197,705

There were no broker non-votes with respect to this proposal.

A company proposal to approve an amendment to Copano’s Amended and Restated Long-Term Incentive Plan to increase the percentage of authorized common units that may be delivered in settlement of restricted unit awards, phantom unit awards and unit awards, which we refer to collectively as “non-option awards,” from 30% to 50%.

For	28,983,749
Against	1,918,231
Broker Non-Votes	18,576,814
Abstentions	208,358

A company proposal to ratify the appointment of Deloitte & Touche LLP as Copano’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	49,280,481
Against	236,058
Abstentions	170,609

There were no broker non-votes with respect to this proposal.

All seven nominated directors were elected, the amendment to Copano’s Amended and Restated Long-Term Incentive Plan was approved and the appointment of the independent registered public accounting firm was ratified.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).

Number		Description

4.4		Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5		Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6		Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7		Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8		Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9		Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1		Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).
10.2		Amendment to Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 18, 2009).
31	.1*	Sarbanes-Oxley Section 302 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
31	.2*	Sarbanes-Oxley Section 302 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.
32	.1*	Sarbanes-Oxley Section 906 certification of John R. Eckel, Jr. (Chief Executive Officer) for Copano Energy, L.L.C.
32	.2*	Sarbanes-Oxley Section 906 certification of Matthew J. Assiff (Chief Financial Officer) for Copano Energy, L.L.C.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 7, 2009.

Copano Energy, L.L.C.

By:	/s/ John R. Eckel, Jr.
John R. Eckel, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ Matthew J. Assiff
Matthew J. Assiff
Senior Vice President and Chief Financial Officer