Form 10-K
period 2009-12-31
Copano Energy, L.L.C.
filed 2010-03-01
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

None
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Liability Company Interests	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the registrant was approximately $812 million based on $16.05 per common unit, the closing price of our common units as reported on The NASDAQ Global Select Market.

As of February 19, 2010, 58,002,428 of our common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated

Portions of the Proxy Statement for the Annual Meeting of Unitholders of Copano Energy, L.L.C. to be held May 11, 2010	Part III

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

/d:	Per day
$/gal:	U.S. dollars per gallon
Bbls:	Barrels
Bcf:	One billion cubic feet
Btu:	One British thermal unit
GPM:	Gallons per minute
Lean gas:	Natural gas that is low in NGL content
MMBtu:	One million British thermal units
Mcf:	One thousand cubic feet
MMcf:	One million cubic feet
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Rich gas	Natural gas that is high in NGL content
Tcf:	One trillion cubic feet
Throughput:	The volume of natural gas or NGLs transported or passing through a pipeline, plant, terminal or other facility

Item 1.	Business

The following discussion of our business segments provides information regarding our principal natural gas processing plants, pipelines and other assets. For a discussion of our results of operations, including pipeline throughput and processing rates, please read Item 7 of this report, captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

General

We are an energy company engaged in the business of providing midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, marketing, transportation, processing, conditioning and fractionation services. Our assets are located in Oklahoma, Texas, Wyoming and Louisiana and include approximately 6,400 miles of active natural gas gathering and transmission pipelines and seven natural gas processing plants, with over one Bcf/d of combined processing capacity. In addition to our natural gas pipelines, we operate 256 miles of natural gas liquids (“NGL”) pipelines, and through September 2009, we operated a 59-mile crude oil pipeline.

We were formed in August 2001 as a Delaware limited liability company to acquire entities operating under the Copano name since 1992. We completed our initial public offering (“IPO”) of common units representing limited liability company interests on November 15, 2004. Since our inception in 1992, we have grown through strategic and bolt-on acquisitions and organic growth projects. Our common units are listed on The NASDAQ Global Select Market under the symbol “CPNO.”

Recent Developments

Expanded commodity risk management portfolio.  On January 15, 2010, we announced that we expanded our commodity risk management portfolio during the fourth quarter of 2009 and January 2010. We acquired puts for ethane, propane and West Texas Intermediate crude oil, and entered into basis swaps for Houston Ship Channel

Index and Centerpoint East Index natural gas, at strike prices reflecting current market conditions. The new hedges were executed with four investment grade counterparties for a net cost of approximately $7.3 million.

North Texas contract.  In February, 2010, we executed a long-term gathering and processing agreement with a large producer, under which we will provide the producer with natural gas gathering and processing services in the north Barnett Shale play in Cooke and Montague Counties, Texas. To accommodate the producer’s anticipated growing natural gas volumes in the area, we plan to expand our Saint Jo processing plant from 50,000 Mcf/d to 100,000 Mcf/d during the third quarter of 2010.

Declaration of distribution.  On January 13, 2010, our Board of Directors declared a cash distribution for the three months ended December 31, 2009 of $0.575 per common unit. The distribution, totaling $31.9 million, was paid on February 11, 2010 to all common unitholders of record at the close of business on February 1, 2010. The total distribution for the year ended December 31, 2009 was $2.30 per unit, a 3% increase from $2.235 per unit distributed for the year ended December 31, 2008.

Approved capital projects for 2010.  Our board of directors has approved approximately $130 million in expansion capital projects for 2010. Our major areas of focus for 2010 projects are the Eagle Ford Shale and our Houston Central processing plant in south Texas, our Saint Jo processing plant and pipelines in north Texas (including to accommodate anticipated volumes from a large producer, as noted above) and additional pipeline and processing capacity in Oklahoma.

Unit conversions.  All of our 3,245,817 Class D units converted into common units on a one-for-one basis on February 11, 2010, the date we paid our cash distribution to common unitholders for the fourth quarter of 2009.

Business Strategy

Our management team is committed to exploiting new business opportunities associated with our existing assets, pursuing acquisition and organic expansion opportunities, and managing our commodity risk exposure. Key elements of our strategy include:

•	Pursuing growth from our existing assets. Where our pipelines and processing plants have excess capacity, we have opportunities to increase throughput volume and cash flow with minimal incremental costs. We seek to increase volumes and utilization of capacity by aggressively marketing our services to producers in order to connect new supplies of natural gas.

•	Developing and exploiting flexibility in our operations. When appropriate, we can modify the operation of our assets to maximize our cash flows. For example, our Houston Central and Saint Jo processing plants have the ability to condition natural gas, rather than fully process it, which provides us and many of our producers with significant benefits during periods when processing natural gas is not economic. Also, several of our processing plants have ethane-rejection capability, which we employ as market conditions or operating conditions warrant, and we plan to restart our NGL fractionation capability at our Houston Central plant.

•	Pursuing complementary acquisitions and organic expansion in our operating areas. We seek complementary acquisitions and capital projects that we believe will enhance our ability to increase cash flows from our existing assets by capitalizing on our existing infrastructure, personnel and producer and customer relationships. Also, we seek to expand our assets where appropriate to meet increased demand for our midstream services.

•	Expanding into new regions where our growth strategy can be applied. We plan to pursue potential acquisitions and significant greenfield projects in new regions to the extent they offer cash flow and operational growth opportunities that are attractive to us.

•	Reducing the sensitivity of our margins and cash flows to commodity price fluctuations. Because of the volatility of natural gas and NGL prices, we attempt to structure our contracts in a manner that allows us to achieve positive gross margins in a variety of market conditions. Generally, we pursue arrangements under which the fee for our services is sufficient to provide us with positive operating margins irrespective of commodity prices. For example, we pursue processing arrangements at our Houston Central plant providing that we may elect to condition natural gas for a fee when processing is economically unattractive.

In addition, we use derivative instruments to hedge our exposure to commodity price risk. We have established a product-specific, option-focused portfolio designed to allow us to meet our debt service, maintenance capital expenditure and similar requirements, along with our distribution objectives, despite fluctuations in commodity prices. Please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Our Operations

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells and deliver these volumes to our processing plants, third-party processing plants, third-party pipelines, local distribution companies, power generation facilities and industrial consumers. Our processing plants take delivery of natural gas from our gathering systems as well as third-party pipelines. The natural gas is then treated as needed to remove contaminants and then processed or conditioned to extract mixed NGLs. After treating and processing or conditioning, we deliver the residue gas primarily to third-party pipelines through plant interconnects and sell the NGLs, in some cases after separating the NGLs into select component products, to third parties through our plant interconnects or our NGL pipelines. In addition, through September 2009, we owned and operated a crude oil pipeline.

Our Operating Segments

Overview

We manage and operate our business in three geographic segments: Oklahoma, Texas and Rocky Mountains. Our operating segments are summarized in the following table:

Copano Energy Operating Segments

				Year Ended
				December 31, 2009
		Pipeline Miles(1)		Average
		/Number of	Throughput	Throughput
		Processing	/Inlet	/Inlet	Utilization
Segment	Assets	Plants	Capacity(2)(3)	Volumes(2)(3)	of Capacity

Oklahoma	Natural Gas Pipelines	3,766	305,100	221,846	73%
	Processing Plants(4)	4	158,000	115,358	73%
Texas	Natural Gas Pipelines(5)	2,033	993,800	335,836	34%
	Processing Plants(6)	3	950,000	491,648	52%
	NGL Pipelines(7)	256	101,400	18,386	18%
Rocky Mountains	Natural Gas Pipelines(8)	591	1,550,000	1,019,094	66%

(1)	Natural gas pipeline miles for Oklahoma and Texas exclude 2,973 miles and 588 miles, respectively, of inactive pipelines that are being held for potential future development.

(2)	Capacity values generally are based on current operating configurations and could be increased or decreased through removal or addition of compression, delivery meter capacity or other facility modifications.

(3)	Natural gas pipeline throughputs and inlet capacity are presented in Mcf/d. NGL pipeline throughputs and capacity are presented in Bbls/d.

(4)	Includes the Southern Dome plant owned by Southern Dome, LLC (“Southern Dome”), an unconsolidated company in which we own a majority interest.

(5)	Includes the 144-mile Webb/Duval system owned by Webb/Duval Gatherers (“Webb Duval”), an unconsolidated partnership in which we own a 62.5% interest.

(6)	Includes our processing plant in Lake Charles, Louisiana, which has limited operations.

(7)	Includes our 46-mile Brenham NGL pipeline and 51-mile KS NGL pipeline, both of which are leased.

(8)	Owned by Bighorn Gas Gathering, L.L.C. (“Bighorn”) and Fort Union Gas Gathering, L.L.C. (“Fort Union”), unconsolidated companies in which we own 51.0% and 37.04% interests, respectively. We do not operate Fort Union.

For additional disclosure about our segments, please read Note 16, “Segment Information,” to our consolidated financial statements included in Item 8 of this report.

Oklahoma

Our Oklahoma segment operates in active natural gas producing areas in central and east Oklahoma and includes assets we acquired through our purchases of Cimmarron Gathering, LP (“Cimmarron”) in May 2007 and ScissorTail Energy, LLC (“ScissorTail”) in August 2005. These assets include:

•	nine primarily low-pressure gathering systems occupying approximately 53,000 square miles; and

•	four processing plants, one of which we own through our majority interest in Southern Dome.

The following map represents our Oklahoma segment:

Copano Energy
2727 Allen Parkway, Suite 1200
Houston Texas 77019
Oklahoma Assets
Legend
Compressor Station
Natural Gas Pipeline
In-Active Pipeline
Glenpool Plant
Milfay Plant
Paden Plant
Southern Dome Plant
OKLAHOMA
TEXAS
Kay
Grant
Osage
Washington
Nowata
Craig
Noble
Garfield
Major
Pawnee
Rogers
Mayes
Tulsa
Payne
Kingfisher
Logan
Creek
Wagoner
Cherokee
Lincoln
Okmulgee
Muskogee
Canadian
Oklahoma
Okfuskee
McIntosh
Cleveland
Pottawatomie
Haskell
Grady
McClain
Hughes
Pittsburg
Latimer
Comanche
Garvin
Pontotoc
Murray
Pushmataha
Atoka
Johnston
Carter
Jefferson
Marshall
Love
Bryan
Choctaw
McCurtain

The tables below provide summary descriptions of our Oklahoma pipeline systems and processing plants.

Oklahoma Pipelines

		Diameter of		Year Ended December 31, 2009
	Length	Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(1)(2)	Throughput(1)(2)	of Capacity

Natural Gas Pipelines
Stroud	874	2²- 16²	124,000	109,650	88%
Milfay	364	2²- 16²	15,000	11,871	79%
Glenpool	1,019	2²- 10²	20,000	9,225	46%
Twin Rivers	554	2²- 12²	23,000	13,811	60%
Central Oklahoma(3)	216	3²- 10²	4,100	3,323	81%
Osage	560	2²- 8²	29,000	21,898	76%
Mountain(4)	179	2²- 20²	90,000	52,068	58%

(1)	Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.

(2)	Natural gas pipeline throughputs are presented in Mcf/d.

(3)	Excludes 2,973 miles of inactive pipelines held for potential future development.

(4)	The Mountain system consists of three separate systems: Blue Mountain, Cyclone Mountain and Pine Mountain.

Oklahoma Processing

			Year Ended December 31, 2009
					Average
			Average	Utilization	Processing
		Throughput	Inlet	of	Volumes(1)
Processing Plants	Facilities	Capacity(1)	Volumes(1)	Capacity	NGLs	Residue

Paden	Cryogenic/refrigeration Nitrogen rejection(3)	100,000	86,184	86%	11,906	69,812
Milfay	Propane refrigeration	15,000	9,271	62%	701	8,256
Glenpool	Cryogenic	25,000	8,716	35%	437	8,187
Southern Dome(2)	Propane refrigeration	18,000	11,188	62%	472	10,452

(1)	Throughput capacity and inlet volumes are presented in Mcf/d. NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.

(2)	We own a majority interest in Southern Dome, which owns the Southern Dome plant. The plant is designed for operating capacity of 30,000 Mcf/d. Throughput currently is limited to 18,000 Mcf/d due to inlet compression.

(3)	The nitrogen rejection unit removes entrained nitrogen from the natural gas stream associated with the cryogenic portion of the Paden plant, which has capacity of 60,000 Mcf/d.

In addition to transporting natural gas to our plants, our Oklahoma segment delivers natural gas to five third-party plants for processing. Depending on our contractual arrangements, third-party processors collect processing fees, retain a portion of the NGLs or residue gas or retain a portion of the proceeds from the sale of the NGLs and residue gas in exchange for their services. Average daily volumes processed at third-party plants for our Oklahoma segment were 39,428 Mcf/d for the year ended December 31, 2009.

Stroud System and Interconnected Area

Stroud System.  The Stroud system is located in Payne, Lincoln, Oklahoma, Pottawatomie, Seminole Atoka, Bryan, Coal, Hughes and Okfuskee Counties, Oklahoma. In 2009, we delivered approximately 81% of the average throughput on this system to our Paden plant, and we delivered the remainder to third-party processing plants.

Paden Processing Plant.  The Paden plant has a 60,000 Mcf/d turbo-expander cryogenic facility placed in service in June 2001, and a 40,000 Mcf/d refrigeration unit that was added in May 2007. The Paden plant also has the ability to reduce (by approximately 22%) the ethane extracted from natural gas processed, or “ethane rejection” capability. This capability provides us an advantage when market prices or operating conditions make it more desirable to retain ethane within the gas stream. Field compression provides the necessary pressure at the plant inlet, eliminating the need for inlet compression. The plant also has inlet condensate facilities, including vapor recovery and condensate stabilization.

Wellhead production around the Paden plant includes natural gas high in nitrogen, which is inert and reduces the Btu value of residue gas. In 2008, we added a nitrogen rejection unit to the Paden plant, which allows us to process high-nitrogen natural gas while remaining in compliance with downstream pipeline gas quality specifications. The nitrogen rejection unit removes excess nitrogen from residue gas at the tailgate of the plant’s cryogenic facility.

We deliver residue gas from the Paden plant to either Enogex Inc. (a subsidiary of OGE Energy Corp.) or ONEOK Gas Transmission (“OGT”). We deliver NGLs from the Paden plant to ONEOK Hydrocarbon and condensate is trucked by Teppco Partners (“Teppco”).

Milfay System and Processing Plant.  The Milfay system is located in Tulsa, Creek, Payne, Lincoln and Okfuskee Counties, Oklahoma. We deliver natural gas gathered on the Milfay system to our Milfay and Paden plants. We deliver the residue gas from the Milfay plant into OGT and the NGLs to ONEOK Hydrocarbon.

Glenpool System and Processing Plant.  The Glenpool system is located in Tulsa, Wagoner, Muskogee, McIntosh, Okfuskee, Okmulgee and Creek Counties, Oklahoma. Substantially all of the natural gas from the Glenpool system is delivered to our Glenpool and Paden plants. We deliver the residue gas from the Glenpool plant into either OGT or the American Electric Power Riverside power plant, and the NGLs to ONEOK Hydrocarbon.

Twin Rivers System.  The Twin Rivers system is located in Okfuskee, Seminole, Hughes, Pontotoc and Coal Counties, Oklahoma. We deliver substantially all of the Twin Rivers system’s volumes to a third-party plant for processing.

Central Oklahoma System.  The Central Oklahoma system consists of five gathering systems located in Garvin, Stephens, McClain, Oklahoma and Carter Counties, Oklahoma. We deliver gas gathered on the Central Oklahoma system to two third-party plants for processing.

Osage System.  The Osage system is located in Osage, Pawnee, Payne, Washington and Tulsa Counties, Oklahoma. Wellhead production on the eastern portion of the Osage system tends to be lean and is not processed. This gas makes up the majority of the system throughput and is delivered to Enogex and OGT. Wellhead production on the western portion of the Osage system tends to be richer; we currently deliver the production to Keystone Gas, which delivers it to a third-party processor. We are constructing a 10,000 Mcf/d processing plant on the Osage system. We will begin directing rich gas from the Osage system to our processing plant once it is operational, which we anticipate will be in the second quarter of 2010.

Mountain Systems.  The Mountain systems are located in Atoka, Pittsburg and Latimer Counties, in the Arkoma Basin, and include the Blue Mountain, Cyclone Mountain and Pine Mountain systems. Wellhead production on the Mountain systems is lean and generally does not require processing. We deliver natural gas from the Mountain systems to, among others, CenterPoint and Enogex.

Crude Oil Pipeline.  We sold our only crude oil pipeline in a transaction that was effective October 1, 2009.

Southern Dome.  We own a majority interest in Southern Dome, which provides gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County. We are the managing member of Southern Dome and serve as its operator. Southern Dome also operates a 3.4-mile gathering system owned by a single producer. Under a gas purchase and processing agreement between Southern Dome and this producer, substantially all of the natural gas from the gathering system is delivered to the Southern Dome processing plant, and the remainder is delivered to a third party for processing. Southern Dome receives a fee for operating the gathering system and retains a percentage of the producer’s residue gas and NGLs at the tailgate of the Southern Dome plant. We deliver the residue gas to OGT and sell the NGLs to Murphy Energy Corporation via trucks.

We are obligated to make 73% of capital contributions requested by Southern Dome up to a maximum commitment amount of $18.25 million. We are entitled to receive 69.5% of member distributions until “payout,” which refers to a point at which we have received distributions equal to our capital contributions plus an 11% return. After payout occurs, we will be entitled to 50.1% of member distributions. As of December 31, 2009, we have made $12.4 million in aggregate capital contributions to Southern Dome and have received an aggregate of $8.4 million in member distributions.

Texas

Our Texas segment operates in south and north Texas and includes 2,033 miles of natural gas gathering and transmission pipelines, our Houston Central plant, our Saint Jo plant and five NGL pipelines, two of which are leased. Our Texas segment also includes our Lake Charles plant in Lake Charles, Louisiana, which has limited operations.

The following map represents our Texas segment:

TEXAS
LOUISIANA
Lake Charles Plant
Saint Jo Plant
Houston Central Plant
GULF OF MEXICO
Legend
Processing Plant
Compressor Station
Natural Gas Pipeline
NGL Pipeline
In-Active Pipeline
Copano Energy
2727 Allen Parkway, Suite 1200
Houston Texas 77019
Texas Assets

The tables below provide summary descriptions of our Texas pipeline systems and processing plants.

Texas Pipelines

				Year Ended
				December 31, 2009
	Length	Diameter of Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(1)(2)	Throughput(1)(2)	of Capacity

Natural Gas Pipelines:
South Texas(3)(4)	1,137	2²- 20²	562,800	171,320	30%
Houston Central	332	2²- 12²	239,000	97,439	41%
Upper Gulf Coast	239	2²- 12²	139,000	43,132	31%
North Texas(5)	325	3²- 12²	53,000	23,945	45%
NGL Pipelines:
Sheridan(6)	104	6²	30,900	7,113	23%
Brenham	46	6²	20,250	5,316	26%
Markham(7)	50	6²	24,250	4,388	18%
KS(8)	51	6²	8,000	—	—%
Saint Jo	5	6²	18,000	1,569	9%

(1)	Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.

(2)	Natural gas pipeline throughputs are presented in Mcf/d. NGL throughputs are presented in Bbls/d.

(3)	Includes our Webb/Duval system owned by Webb Duval, an unconsolidated partnership in which we hold a 62.5% interest.

(4)	Throughput volumes presented in the table are net of intercompany transactions.

(5)	Excludes 588 miles of inactive pipelines held for potential future development.

(6)	We anticipate that we will place the western portion of the Sheridan NGL pipeline into purity propane service late in the first quarter of 2010.

(7)	We acquired the 50-mile Markham NGL pipeline in December 2008 and placed it into NGL transportation service in August 2009. We anticipate that we will place the Markham NGL pipeline into purity ethane service late in the first quarter of 2010.

(8)	We leased the KS NGL pipeline in January 2010. We anticipate that we will place the KS line into purity propane service late in the first quarter of 2010.

Texas Processing

			Year Ended December 31, 2009
						Average
			Average			Processing
		Throughput	Inlet		Utilization of	Volumes(1)
Processing Plants	Facilities	Capacity(1)	Volumes(1)		Capacity	NGLs		Residue

Houston Central	Cryogenic/lean oil	700,000	462,144		66%	15,399	(2)	427,992
Saint Jo(3)	Cryogenic	50,000	12,577		25%	734		17,504
Lake Charles	Cryogenic	200,000	16,927	(4)	8%	676	(4)	16,503	(4)

(1)	Throughput capacity and inlet volumes are presented in Mcf/d. NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.

(2)	NGL volumes from the Houston Central plant includes average daily volumes of 3,449 Bbls/d, 5,316 Bbls/d and 4,388 Bbls/d of ethane, propane, butane and natural gasoline mix delivered to the Sheridan, Brenham and Markham NGL pipelines, respectively, and 2,231 Bbls/d of stabilized condensate delivered to the Teppco crude oil pipeline.

(3)	The Saint Jo plant is designed for operating capacity of 100,000 Mcf/d but is currently configured for 50,000 Mcf/d.

(4)	Average inlet volumes and average processing volumes for the Lake Charles plant represent 60 days of activity in 2009. The Lake Charles plant operates only when the LNG regasification facility to which it is connected is operating and is sending natural gas to the plant.

South Texas

South Texas Systems.  We deliver a substantial majority of the natural gas gathered on our systems in south Texas to our Houston Central plant for treating and processing, or conditioning, as needed. Our gathering systems in this area deliver to our Houston Central plant via the Laredo-to-Katy pipeline, a 30-inch diameter natural gas transmission pipeline system owned by Kinder Morgan, which extends along the Texas Gulf Coast from south Texas to Houston.

Our south Texas gathering systems that deliver to our Houston Central plant gather natural gas from fields located in Atascosa, Bee, DeWitt, Duval, Goliad, Jim Hogg, Jim Wells, Karnes, Live Oak, Nueces, Refugio, San Patricio and Webb Counties. Some of these systems also deliver to Natural Gas Pipeline Company of America (“NGPL”), DCP Midstream, and Houston Pipe Line Co. (“HPL”) (an affiliate of Energy Transfer Partners), Southcross, Texas Eastern Transmission, Centerpoint and ExxonMobil.

Our south Texas systems include the Webb/Duval gathering system, which is owned by Webb Duval, a general partnership that we operate and in which we own a 62.5% interest. We operate the Webb/Duval system subject to the rights of the other partners, including rights to approve capital expenditures in excess of $100,000, financing arrangements by the partnership or any expansion projects associated with this system. In addition, each partner has the right to use its pro rata share of pipeline capacity on this system, subject to applicable ratable take and common purchaser statutes.

Our Copano Bay gathering system and Encinal Channel pipeline operate onshore and offshore in Aransas, Nueces, Refugio and San Patricio Counties, Texas. These systems gather natural gas offshore in Aransas, Nueces and Copano Bays and from nearby onshore lands. Natural gas, produced water and condensate are separated at our Lamar and Estes Cove separation and dehydration facilities. We deliver any natural gas from the Estes Cove facility to the Lamar facility, which delivers gas to a third party for processing.

Houston Central Systems and Processing Plant.  Our Houston Central gathering systems gather natural gas near the Houston Central plant in Colorado, DeWitt, Lavaca, Victoria and Wharton Counties, and deliver the gas to the plant directly, instead of via the Kinder Morgan Laredo-to-Katy pipeline. These systems can also take delivery of natural gas from Enterprise Products Partners and DCP Midstream.

Our Houston Central plant has approximately 700,000 Mcf/d of processing capacity and is the second largest processing plant in south Texas. In addition to the conditioning capability described below, the Houston Central plant has:

•	8,029 horsepower of inlet compression;

•	8,400 horsepower of tailgate compression;

•	a 1,200 GPM amine treating system for removal of carbon dioxide and low-level hydrogen sulfide;

•	two 250,000 Mcf/d refrigerated lean oil trains;

•	one 200,000 Mcf/d cryogenic turbo-expander train;

•	a 22,000 Bbls/d NGL fractionation facility; and

•	882,000 gallons of storage capacity for propane, butane-natural gasoline mix and stabilized condensate.

We modified the Houston Central plant in 2003 to provide us the ability to process gas only to the extent required to meet downstream pipeline hydrocarbon dew point specifications, which we refer to as conditioning. We installed two new 700 horsepower, electric-driven compressors in 2003 to provide propane refrigeration through the lean oil portion of the plant, which enables us to shut down our steam-driven refrigeration compressor when conditioning natural gas, and we installed a third electric-driven compressor in 2007. Conditioning capability allows us to preserve a greater portion of the value of natural gas when processing is not economic because it allows us to:

•	minimize the level of NGLs we remove from the natural gas stream while still meeting downstream pipeline hydrocarbon dew point specifications; and

•	operate the plant more efficiently, with a substantial reduction in the amount of natural gas consumed as fuel.

When we elect to condition natural gas, typically our natural gas fuel consumption volumes are reduced by approximately 70%, while our average NGLs extracted are reduced by approximately 91%.

At the Houston Central plant, we process or condition natural gas delivered by the Kinder Morgan Laredo-to-Katy pipeline, which the plant straddles, and our Houston Central gathering systems. The plant has tailgate interconnects with Kinder Morgan, HPL, Tennessee Gas Pipeline Company and Texas Eastern Transmission for redelivery of residue natural gas. In addition, we operate four NGL pipelines at the tailgate of the plant. Teppco operates a crude oil and stabilized condensate pipeline that runs from the tailgate of the plant to refineries in the greater Houston area.

The plant and related facilities are located on a 163-acre tract of land, which we lease under three long-term lease agreements.

Sheridan, Brenham, Markham and KS NGL Pipelines.  The west portion of the Sheridan NGL pipeline originates at the tailgate of the Houston Central plant. We plan to begin using the Sheridan NGL line for delivery of purity propane beginning late in the first quarter of 2010. The Sheridan NGL line can also be used for delivery of NGLs into Enterprise Products Partners’ Seminole Pipeline on the west side of Houston. The east portion of the Sheridan NGL pipeline originates at the Enterprise Products Partners’ Almeda station in south Houston and delivers butylenes to the Shell Deer Park plant on the Houston Ship Channel.

The Brenham NGL pipeline originates at the tailgate of our Houston Central plant and provides us the option of delivering NGLs into Enterprise Products Partners’ Seminole pipeline near Brenham, Texas. We lease the Brenham NGL pipeline from Kinder Morgan under a 5-year lease agreement that expires in February 2011.

We acquired the Markham pipeline in December 2008 and placed it into service for delivery of NGLs to DCP Midstream beginning in August 2009. We are expanding the deethanizer at our Houston Central plant and plan to convert this line into a purity ethane pipeline, which we expect to place into service late in the first quarter of 2010.

We leased the KS NGL line from Dow Hydrocarbon and Resources in January 2010. The KS NGL pipeline originates in Waller County and extends southeast for approximately 51 miles to Brazoria County. This line will interconnect with the Sheridan NGL pipeline and will be used to deliver purity propane.

Our Commercial Relationship with Kinder Morgan.  Kinder Morgan owns a 2,500-mile natural gas pipeline system that extends along the Texas Gulf Coast from south Texas to Houston and primarily serves utility and industrial customers in the Houston, Beaumont and Port Arthur areas. Kinder Morgan sells and transports natural gas, and we use Kinder Morgan as a transporter because our Houston Central plant straddles its 30-inch-diameter Kinder Morgan Laredo-to-Katy pipeline. Using Kinder Morgan as a transporter allows us to move natural gas from our pipeline systems in south Texas and near the Texas Gulf Coast to our Houston Central plant and downstream markets. Kinder Morgan’s pipeline also delivers to our Houston Central plant natural gas for its own account, which we refer to as “KMTP Gas.” Under our contractual arrangements relating to KMTP Gas, we receive natural gas at our plant, process or condition it and sell the NGLs to third parties at market prices. For a discussion of our agreements with Kinder Morgan, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Contracts.”

Upper Gulf Coast Systems

Our Upper Gulf Coast systems are used for gathering, transportation and sales of natural gas to the north of Houston, Texas, in Houston, Walker, Grimes, Montgomery and Harris Counties. In addition to gas we gather, we receive natural gas from interconnects with HPL, Kinder Morgan Texas, Tennessee Gas Pipeline’s north zone delivery meter, Atmos Pipeline — Texas and Enbridge Pipelines (East Texas) and Texas Eastern Transmission. We deliver the natural gas gathered or transported on these systems to multiple CenterPoint Energy city gates in Montgomery and Walker Counties, to Universal Natural Gas and Entergy’s Lewis Creek generating plant, and to several industrial consumers.

North Texas Systems

Our pipelines in north Texas gather natural gas from the Barnett Shale play in Cooke, Denton, Grayson, Montague and Wise Counties. We deliver natural gas gathered in north Texas to our Saint Jo processing plant in Montague County, Texas, and to third-party processing plants and pipelines. Our systems in north Texas have interconnects with Targa Resources, Atlas Pipeline, SemGas, Atmos and NGPL. We constructed our Saint Jo plant, a cryogenic turbo expander processing plant, to address anticipated drilling activity and provide additional delivery points to producers in north Texas, and placed it in service in September 2009. The Saint Jo plant is currently configured for inlet capacity of 50,000 Mcf/d but will be expanded to a capacity of 100,000 Mcf/d during the third quarter of 2010. The Saint Jo plant includes a 1,200 GPM amine treating facility and condensate stabilization facilities and also has conditioning capability. Our Saint Jo NGL pipeline transports NGLs from the plant to ONEOK’s Arbuckle NGL pipeline.

Rocky Mountains

Our Rocky Mountains segment operates in coal-bed methane producing areas in Wyoming’s Powder River Basin. We acquired the business and assets in this segment through our purchase of Denver-based Cantera in October 2007. Our Rocky Mountains assets consist primarily of a 51.0% managing membership interest in Bighorn, a 37.04% managing membership interest in Fort Union, two firm gathering agreements with Fort Union and two firm capacity transportation agreements with Wyoming Interstate Gas Company (“WIC”). Two subsidiaries of ONEOK Partners own the remaining 49% membership interests in Bighorn, and subsidiaries of Anadarko, Williams, and ONEOK Partners own the remaining 62.96% membership interests in Fort Union. Bighorn and Fort Union operate natural gas gathering systems in the Powder River Basin.

Rocky Mountains Pipelines and Services(1)

		Diameter of		Year Ended December 31, 2009
	Length	Pipe	Throughput	Average	Utilization
	(miles)	(range)	Capacity(2)	Throughput(3)	of Capacity

Natural Gas Pipelines(1)	591	6²- 24²	1,550,000	1,019,094	66%
Producer Services(4)	—	—	—	170,025	—

(1)	Consists of pipelines owned by Bighorn and Fort Union. Fort Union also has 1,500 GPM of amine treating capacity.

(2)	Capacity values generally are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity or other facility upgrades.

(3)	Natural gas pipeline throughputs are presented in Mcf/d.

(4)	Producer Services volumes consist of volumes we purchased for resale, volumes gathered under our firm capacity gathering agreements with Fort Union and volumes transported using our firm capacity agreements with WIC.

The following map represents the assets of Bighorn and Fort Union:

Sheridan
Big Horn
Campbell
Crook
Dead Horse Fugg
Johnson
Washakie
Weston
Hot Springs
Natrona
Converse
Niobrara
Fremont
Glenrock
Platte
Goshen
Sweetwater
Carbon
Albany
Laramie
Cheyenne
WYOMING
Legend
Bighorn Pipelines
Fort Union Pipelines
WIC Medicine Bow Pipeline (Capacity Rights)
Copano Energy
2727 Allen Parkway Suite 1200
Houston Texas 77019
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

Fort Union Gathering System

The Fort Union gas gathering system is located in Campbell and Converse Counties, Wyoming. Fort Union takes high-pressure delivery of gas from the Bighorn system and also provides high pressure gas gathering services to producers that deliver gas directly or indirectly into the Fort Union system. Natural gas gathered from these producers is relatively high in carbon dioxide and, accordingly, must be treated at Fort Union’s Medicine Bow amine treating facility in order to meet the quality specifications of downstream pipelines. Pipeline interconnects downstream from the Fort Union system include WIC, Kinder Morgan Interstate Gas Transportation Company and Colorado Interstate Gas Company.

Fort Union gathers a majority of the gas across its system under standard firm gathering agreements between Fort Union and each of its four owners, including us. Pursuant to these agreements, each of Fort Union’s owners is obligated to pay for a fixed quantity of firm gathering capacity (referred to as demand capacity) on the system, regardless of whether the owner uses the capacity. Also, each owner has the right to use a fixed quantity of firm gathering capacity on the system (referred to as variable capacity) that must be paid for only if used. To the extent an owner does not use its allocated capacity or market it to third parties, the capacity is available for use by the other owners. Any capacity not used by the owners or marketed to third parties becomes available to third parties under interruptible gathering agreements.

The demand capacity arrangement is intended to ensure that Fort Union recovers its costs for capital projects plus a minimum rate of return on its capital invested. As a project’s costs are recovered, the owners’ respective demand capacity related to that project converts to variable capacity. Currently, 32% of Fort Union’s total firm capacity is demand capacity. The firm gathering agreements between Fort Union and its owners terminate only upon mutual agreement of the parties.

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

Our gathering agreements with Fort Union (which expire only upon mutual agreement of the parties) currently provide us with total capacity of 387,102 Mcf/d consisting of demand capacity of 75,000 Mcf/d and variable capacity of up to 312,102 Mcf/d. Under these agreements, Fort Union gathers gas from producers and from Bighorn and delivers it to WIC near Glenrock, Wyoming. Our transportation agreements with WIC provide us with 216,100 MMBtu/d of firm capacity on WIC’s Medicine Bow lateral pipeline. WIC transports natural gas from the terminus of the Fort Union system, as well as other receipt points, to the Cheyenne Hub, which provides a connection to five major interstate pipelines.

Our long-term WIC agreements extend through 2019, with a right to renew for an additional five-year term. We have capacity release agreements with producers in the Powder River Basin, under which they pay for the right to use our WIC capacity. These capacity release agreements cover all of our long-term WIC capacity and continue through 2019. We are obligated to pay for our capacity on WIC’s Medicine Bow lateral regardless of whether we use the capacity. Even if we release capacity to a third party, we would remain subject to credit risk, as we would be obligated to pay for the capacity if the third party failed to pay.

Natural Gas Supply

We continually seek new supplies of natural gas, both to offset natural declines in production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining natural gas supplies that were previously gathered on third-party gathering systems. We contract for supplies of natural gas from producers under a variety of contractual arrangements. The primary term of each contract varies significantly, ranging from one month to the life of the dedicated reserves. The terms of our natural gas supply contracts vary depending on, among other things, gas quality, pressure of natural gas produced relative to downstream pressure requirements, competitive environment at the time the contract is executed and customer requirements. For a summary of our most common contractual arrangements, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our Contracts.”

We generally do not obtain reservoir engineering reports evaluating reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have estimates of total reserves dedicated to our assets or the anticipated life of producing reserves, and volumes of natural gas transported on our pipeline systems in the future could be less than we anticipate. This may cause our revenues and operating income to be less than we expect. See “Risk Factors — Risks Related to Our Business.”

Each of our operating segments is affected by the level of drilling in its operating area. During 2009, we saw decreases in natural gas and NGL prices and constrained capital and credit markets due to the prevailing economic uncertainty, and we experienced a resulting decline in drilling activity in each of our operating areas. Although commodity prices and financial market conditions have continued to recover, improvements in drilling activity remain sporadic, and it remains unclear when producers will undertake sustained increases in drilling activity throughout the areas in which we operate. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas volumes we gather and process. In the Powder River Basin, producers must “dewater” newly drilled coal-bed methane wells to draw the methane gas to the surface, which introduces a delay of twelve to eighteen months into the process of connecting newly drilled natural gas supplies. Both the effects of declining drilling activity on our Rocky Mountains volumes and the recovery in volumes after producers resume drilling will be delayed because of dewatering. Dewatering is also required in the Hunton formation in Oklahoma, although the process used in that region generally requires less time to complete.

For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — Commodity Prices and Producer Activity.”

Oklahoma

Pursuant to a contract that extends through mid-year 2020, our largest Oklahoma producer by volume has dedicated to us all of its production within a 1.1 million acre area. We also have dedications from other producers covering their production within an aggregate 572,800 acres pursuant to contracts ending between 2014 and 2016.

During the year ended December 31, 2009, our Oklahoma segments’ top producers by volume of natural gas were New Dominion, Altex Resources, Special Energy Corporation, Antero Resources and Northeast Shelf Energy LLC (CEP Mid-Continent, LLC), which collectively accounted for approximately 65% of the natural gas delivered to our Oklahoma systems during the period.

Texas

During the year ended December 31, 2009, our top producers by volume of natural gas were Upstream Energy, Rosetta Resources, EOG Resources, XTO Energy and DCP Midstream, which collectively accounted for approximately 38% of the natural gas delivered to our Texas systems during the period.

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

During the year ended December 31, 2009, Fort Union’s top three shippers based on gathering fees accounted for approximately 81% of Fort Union’s revenue.

The owners of Bighorn have established an approximately 3.8 million-acre AMI within the Powder River Basin of northern Wyoming and southern Montana, which provides that projects undertaken by the owners or their subsidiaries in the AMI must be conducted through Bighorn. Additionally, production from leases covering more than one million acres of land within the Powder River Basin has been dedicated to the Bighorn Gathering system by producers. Bighorn’s largest Rocky Mountains producer by volume has dedicated to Bighorn approximately 300,000 acres pursuant to a contract that extends through 2019. Bighorn also has dedications from other producers within the same dedicated area pursuant to contracts ending primarily between 2011 and 2019.

During the year ended December 31, 2009, Bighorn’s top two producers based on gathering fees collectively accounted for approximately 82% Bighorn’s revenue.

Competition

The midstream natural gas industry is highly competitive. Competition is based primarily on the reputation, efficiency, flexibility, size, credit quality and reliability of the gatherer, the pricing arrangements offered by the gatherer, location of the gatherer’s pipeline facilities and the gatherer’s ability to offer a full range of services, including natural gas gathering, transportation, compression, dehydration, treating and processing. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements, allows us to compete more effectively for new natural gas supplies in our operating regions.

We face strong competition in acquiring new natural gas supplies and in pursuing acquisition opportunities as part of our long-term growth strategy. Our competitors include major interstate and intrastate pipelines, other natural gas gatherers and natural gas producers that gather, process and market natural gas. Our competitors may have capital resources and control supplies of natural gas greater than ours.

Oklahoma

We provide comprehensive services to natural gas producers in our Oklahoma segment, including gathering, transportation, compression, dehydration, treating and processing and, at our Paden plant, nitrogen rejection. We believe our ability to furnish this full slate of services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently.

Most of our Oklahoma systems offer low-pressure gathering service, which is attractive to producers. We have made significant investments in limited-emissions multi-stage compressors for our Oklahoma compression facilities, which has allowed for quicker permitting and installation, thereby allowing us to provide the low pressure required by producers more efficiently. We believe this approach provides us a competitive advantage.

Our major competitors for natural gas supplies and markets in our Oklahoma segment include CenterPoint Field Services, DCP Midstream, Atlas Pipeline, ONEOK Field Services, Hiland Partners, Enogex, MarkWest and Enerfin.

Texas

We provide comprehensive services to natural gas producers in our Texas segment, including gathering, transportation, compression, dehydration, treating, conditioning and processing, and, beginning in 2010, NGL fractionation. We believe our ability to furnish this full slate of services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. In addition, using centralized treating and processing facilities, we can in most cases attach producers that require these services more quickly and at a lower initial capital cost than our competitors, due in part to the elimination of some field equipment and greater economies of scale at our Houston Central plant. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that we offer treating, conditioning and other processing services on competitive terms.

Our major competitors for natural gas supplies and markets in our Texas segment include Enterprise Products Partners, Lobo Pipeline Company (an affiliate of ConocoPhillips), Kinder Morgan, DCP Midstream, Southcross Energy, HPL, ExxonMobil, Targa Resources, Atlas Pipeline, Devon Energy and Regency.

Rocky Mountains

A significant portion of the gas on the Bighorn system is dedicated to Bighorn under long-term gas gathering agreements and, accordingly, is not available to competitors. Additionally, Fort Union’s centralized amine treating facility provides Fort Union with a competitive advantage.

Our major competitors for natural gas gathering supplies and markets in our Rocky Mountains segment include Thunder Creek Gas Gathering, Bitter Creek Pipeline Company, Bear Paw Energy, Western Gas Resources and by late 2010, Bison Pipeline.

Industry Overview

The midstream natural gas industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets and consists of natural gas gathering, compression, dehydration, treating, conditioning, processing, transportation and fractionation, see diagram of the industry below.

•	Natural gas gathering. The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small-diameter pipelines that collect natural gas from points near producing wells and deliver it to larger pipelines for further transmission.

•	Compression. Gathering systems are operated at pressures that will maximize the total throughput from all connected wells. Because wells produce at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure, allowing gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it will be unable to overcome the higher gathering system pressure. In contrast, if field compression is installed, a declining well can continue delivering natural gas.

•	Natural gas dehydration. Natural gas is sometimes saturated with water, which must be removed because it can form ice and plug different parts of pipeline gathering and transportation systems and processing plants. Water in a natural gas stream can also cause corrosion when combined with carbon dioxide or hydrogen sulfide in natural gas, and condensed water in the pipeline can raise inlet pipeline pressure, causing a greater pressure drop downstream. Dehydration of natural gas helps to avoid these potential issues and to meet downstream pipeline and end-user gas quality standards.

•	Natural gas treating and blending. Natural gas composition varies depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations can be high in carbon dioxide or hydrogen sulfide, which may cause significant damage to pipelines and is generally not acceptable to end-users. To alleviate the potential adverse effects of these contaminants, many pipelines regularly inject corrosion inhibitors into the gas stream. Additionally, to render natural gas with high carbon dioxide or hydrogen sulfide levels marketable, pipelines may blend the gas with gas that contains low carbon dioxide or hydrogen sulfide levels, or arrange for treatment to remove carbon dioxide and hydrogen sulfide to levels that meet pipeline quality standards. Natural gas can also contain nitrogen, which lowers the heating value of natural gas and must be removed to meet pipeline specifications.

•	Amine treating. The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with the natural gas. Amine has a chemical affinity for hydrogen sulfide and carbon dioxide that allows it to absorb these impurities from the gas. After mixing, gas and amine are separated, and the impurities are removed from the amine by heating. The treating plants are sized by the amine circulation capacity in terms of gallons per minute.

•	Natural gas processing. Natural gas processing involves the separation of natural gas into pipeline quality natural gas and a mixed NGL stream. The principal component of natural gas is methane, but most natural gas also contains varying amounts of heavier hydrocarbon components, or NGLs. Natural gas is described as lean or rich depending on its content of NGLs. Most natural gas produced by a well is not suitable for long-haul pipeline transportation or commercial use because it contains NGLs and impurities. Natural gas processing not only removes unwanted NGLs that would interfere with pipeline transportation or use of the natural gas, but also extracts hydrocarbon liquids that can have higher value as NGLs. Removal and separation of individual hydrocarbons by processing is possible because of differences in weight, boiling point, vapor pressure and other physical characteristics.

•	Natural gas conditioning. Conditioning of natural gas is the process by which NGLs are removed from the natural gas stream by lowering the hydrocarbon dew point sufficiently to meet downstream gas pipeline quality specifications. Although similar to natural gas processing, conditioning involves removing only an absolute minimum amount of NGLs (typically the components of pentane and heavier products) from the gas stream. Conditioning involves significantly higher temperatures than cryogenic processing and consumes less fuel. Conditioning capability is beneficial during periods of unfavorable processing margins.

•	NGL fractionation. Fractionation is the process by which NGLs are separated into individual, more valuable components. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide

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

Industry Regulation

FERC Regulation of Intrastate Natural Gas Pipelines.  We do not own any interstate natural gas pipelines, so FERC does not directly regulate the rates and terms of service associated with our operations. However, FERC’s regulations under the Natural Gas Policy Act of 1978 (the “NGPA”), the Energy Policy Act of 2005 do affect certain aspects of our business and the market for our products.

Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The Commodity Futures Trading Commission (the “CFTC”), also has authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas and NGLs, our gathering or transportation of these energy commodities and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has adopted market-monitoring and annual reporting regulations intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. Compliance with these regulations has not affected us materially. FERC also requires certain major non-interstate natural gas pipelines to post, on a daily basis, capacity and scheduled flow information under regulations that become effective July 1, 2010. We are evaluating FERC’s final order to determine whether our operations will be subject to its daily posting requirements, which could subject us to additional costs and administrative burdens. These regulations are currently pending review before the United States Court of Appeals for the 5th Circuit, and we cannot predict how the results of such judicial review might affect their applicability to us.

FERC Regulation of NGL Pipelines.  We own or operate NGL pipelines in Texas. We believe that these pipelines do not provide interstate service and that they are thus not subject to FERC jurisdiction under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. We cannot guarantee that the jurisdictional status of our NGL facilities will remain unchanged, however. Should they be found jurisdictional, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs, and may subject us to potentially burdensome and expensive operational, reporting and other requirements.

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

Natural Gas Gathering Regulation.  Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from FERC’s jurisdiction. We own or hold interests in a number of natural gas pipeline systems in Texas, Oklahoma and Wyoming that we believe meet the traditional tests FERC has used to establish a pipeline system’s status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts. Thus, we cannot guarantee that the jurisdictional status of our natural gas gathering facilities will remain unchanged.

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

State Utility Regulation.  Some of our operations in Texas (specifically, our intrastate transmission pipeline and several of our gathering systems) are subject to the Texas Gas Utility Regulatory Act, as implemented by the TRRC. Generally, the TRRC has authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. None of our operations in Oklahoma or Wyoming are, or have been regulated as public utilities by the Oklahoma Corporation Commission (“OCC”) or the Wyoming Public Service Commission (“WPSC”).

Sales of Natural Gas and NGLs.  The prices at which we buy and sell natural gas currently are not subject to federal regulation, and except as noted above with respect to our gas utility operations, are not subject to state regulation. The prices at which we sell NGLs are not subject to federal or state regulation.

Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Environmental, Health and Safety Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, conditioning, transporting or fractionation of natural gas, NGLs, condensate and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum and natural gas are excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to strict and, under certain circumstances, joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, field compression and processing of natural gas, as well as the gathering of natural gas or crude oil. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under some properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In fact, there is evidence that petroleum hydrocarbon spills or releases have occurred at some of the properties owned or leased by us. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination. As of December 31, 2009, we have not received notification that any of our properties has been determined to be a current Superfund site under CERCLA.

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

Our pipelines are also subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES”). The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules which require pipeline operators to develop and implement integrity management programs for natural gas pipelines located in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Similar rules are also in place for operators of hazardous liquid pipelines. In addition, pursuant to authorization granted by PIPES, the DOT issued final rules in June 2008 that amends its pipeline safety regulations to extend regulatory coverage to certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species or other ecological resources. The safety requirements imposed by the final rule address primarily pipeline corrosion and third-party damage concerns but do not include pipeline integrity management criteria. Also, the TRRC and the OCC have adopted regulations similar to existing DOT regulations for intrastate natural gas gathering and transmission lines while the Wyoming Public Service Commission has done the same only with respect to intrastate natural gas gathering and transmission lines. Current compliance with these existing federal and state rules has not had a material adverse effect on our operations.

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

Anti-terrorism Measures.  The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security (“DHS”), to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Based on information supplied by us to the DHS, the agency has determined that our facilities do not present high levels of security risk; therefore, we are in compliance with the existing interim rules.

Endangered Species.  The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. While some of our facilities may be located in, or otherwise serve, areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. For example, the U.S. Fish and Wildlife Service (“USFW”) is currently evaluating whether the sage grouse, a ground-dwelling bird that inhabits portions of the Rocky Mountain region including Wyoming, where we have natural gas gathering system operations, requires protection as an endangered species under the ESA. The USFW is expected to render a determination on protection of the sage grouse in 2010. An Endangered Species Act designation could result in broad conservation measures restricting or even prohibiting natural gas exploration and production activities in affected areas as well as impose restrictions on expansion of our natural gas gathering systems. Any curtailment in exploration and production activities by operators from whom we gather natural gas could have an adverse effect on our natural gas gathering services. Moreover, the federal Bureau of Land Management and the State of Wyoming are pursuing separate strategies to maintain and enhance sage grouse habitat, which could have an adverse effect on natural gas production and gathering activities in affected areas.

Climate Change.  Certain scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”) and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere and other climatic changes. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of GHGs that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would require a 17 percent reduction in GHG emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of GHG emissions so that such sources could continue to emit GHGs into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as refined petroleum products, oil and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic GHG emissions and the current Administration has indicated its support of legislation to reduce GHG emissions through an emission allowance system. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional GHG cap and trade programs. These cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels or NGL products, such as petroleum refineries or NGL fractionators, to acquire and surrender emission allowances. Depending on the particular program, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor stations) or from NGLs we fractionate.

Also, on December 15, 2009, the EPA published its findings that emissions of GHGs constitute an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has already proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including NGL fractionation plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. The adoption and implementation of any federal, regional or state laws or regulations limiting emissions of GHGs in the U.S. could adversely affect the demand for our midstream services or require us to incur costs to reduce emissions of GHGs associated with our operations.

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

Employees

As of December 31, 2009, we, through our subsidiaries, CPNO Services, L.P. and ScissorTail, had 325 full-time employees and 6 part-time employees, and Copano/Operations, Inc. (“Copano Operations”) employed 12 full-time employees and 2 part-time employees for our benefit. We were required to reimburse Copano Operations for its costs and expenses incurred in providing operating and administrative services to us, including the services of its employees. Beginning January 1, 2010, we modified our relationship with Copano Operations and hired the majority of Copano Operations’ employees who provided services to us. For more information concerning our arrangement with Copano Operations, please read Note 9, “Related Party Transactions,” to our consolidated financial statements included in Item 8 of this report. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

We also make available free of charge on or through our Internet website (http://www.copanoenergy.com) or through our Investor Relations group (713-621-9547), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this report.

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

We may not have sufficient available cash each quarter to pay distributions at the current level. Under the terms of our limited liability company agreement, we must set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas gathered and transported on our pipelines;

•	the amount and NGL content of the natural gas we process;

•	the fees we charge and the margins we realize for our services;

•	the prices of natural gas, NGLs and crude oil;

•	the relationship between natural gas and NGL prices;

•	the level of our operating costs and the impact of inflation on those costs; and

•	the weather in our operating areas.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the amount of capital we spend on projects and their profitability;

•	our ability to borrow money and access capital markets;

•	the cost of any acquisitions we make;

•	the effectiveness of our hedging program and the creditworthiness of our hedging counterparties;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes;

•	restrictions on distributions by entities in which we own interests;

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business; and

•	prevailing economic conditions.

Some of the factors described above are beyond our control. If we decrease distributions, the market price for our units may be adversely affected.

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

Our cash flow and profitability are affected by prevailing NGL and natural gas prices, and we are subject to significant risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, on July 2, 2008, natural gas prices were $13.32 per MMBtu at the Henry Hub in Louisiana, which serves as the pricing point for natural gas futures contracts traded on the New York Mercantile Exchange (“NYMEX”). They subsequently declined sharply, reaching a low of $1.85 per MMBtu at Henry Hub in September, 2009. As of February 18, 2010, the closing price of natural gas at the Henry Hub was $5.48 per MMBtu. Based on average monthly Mt. Belvieu prices and our weighted-average product mix in Texas for 2009, NGL prices in 2009 ranged from a high of approximately $46.97 per barrel to a low of approximately $25.29 per barrel.

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

Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of natural gas we gather and process. This volatility may cause our gross margin and cash flows to vary widely from period to period. We use commodity derivative instruments to hedge our exposure to commodity prices, but these instruments also are subject to inherent risks. Please read “— Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.”

We may not be able to fully execute our business strategy if we encounter illiquid capital markets.

Our business strategy contemplates pursuing acquisitions and capital projects, both in our existing areas of operations and in new regions where we believe growth opportunities are attractive and our business strategies could be applied. We regularly consider and enter into discussions regarding strategic transactions or projects that we believe will present opportunities to pursue our growth strategy.

We will require substantial new capital to finance strategic acquisitions or to complete significant organic expansion or greenfield projects. Any limitations on our access to capital will impair our ability to execute our growth strategy. If the cost of capital becomes too expensive, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of capital include market conditions and offering or borrowing costs such as interest rates or underwriting discounts.

Illiquid capital markets could also limit investment and development by third parties, such as producers and end-users, which could indirectly affect our ability to fully execute our business strategy.

Our substantial indebtedness could limit our operating flexibility and impair our ability to fulfill our debt obligations.

We have substantial indebtedness. As of February 19, 2010 and in addition to liabilities related to our risk management activities, we had total indebtedness of $872 million, including our senior unsecured notes and our revolving credit facility, and available borrowing capacity under our revolving credit facility was approximately $102 million. Subject to the restrictions governing our existing indebtedness and other financial obligations, we may incur significant additional indebtedness and other financial obligations in the future. Our substantial indebtedness and other financial obligations could have important consequences to you. For example, these obligations could:

•	make it more difficult for us to satisfy our debt service requirements;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general company purposes or other purposes;

•	result in higher interest expense if interest rates increase (to the extent that our debt is subject to variable interest rates);

•	have a material adverse effect on us if we fail to comply with financial or other covenants in our debt agreements and an event of default results and is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general company requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage relative to any competitors that have proportionately less debt.

If we are unable to meet our debt service and other financial obligations, we could be forced to restructure or refinance our indebtedness, in which case our lenders could require us to suspend cash distributions, or seek additional equity capital or sell assets. We may be unable to obtain such refinancing or equity capital or sell assets on satisfactory terms, if at all.

Restrictive covenants in the agreements governing our indebtedness may reduce our operating flexibility.

The indenture governing our outstanding senior unsecured notes contains various covenants that limit our ability and the ability of specified subsidiaries to, among other things:

•	sell assets;

•	pay distributions on, redeem or repurchase our equity interests or redeem or repurchase our subordinated debt, if any;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries;

•	enter into sale and leaseback transactions; and

•	enter into letters of credit.

Our revolving credit facility contains similar covenants, as well as covenants that require us to maintain specified financial ratios and satisfy other financial conditions. The restrictive covenants in our indentures and our revolving credit facility could limit our ability and the ability of our subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or conduct operations.

If we are unable to comply with our debt covenants, we could be forced to restructure or refinance our debt on less favorable terms; otherwise, our failure to comply could result in defaults under our debt agreements and acceleration of our debt and other financial obligations. If we were unable to repay those obligations, our lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against any collateral.

In addition, Fort Union, in which we own a 37.04% interest, has debt outstanding under an agreement that includes, among other customary covenants and events of default, a limitation on its ability to make cash distributions. Fort Union can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash to us, and its lenders could accelerate its repayment obligations, both of which would adversely affect our cash flow.

Our ability to obtain funding under our revolving credit facility could be impaired by conditions in the financial markets.

We operate in a capital-intensive industry and rely on our revolving credit facility to finance a significant portion of our capital expenditures. Our ability to borrow under our revolving credit facility is subject to conditions in the financial markets, including the solvency of institutional lenders. Specifically, we would be unable to obtain adequate funding under our revolving credit facility if:

•	one or more of our lenders failed to meet its funding obligations;

•	at the time we draw on our revolving credit facility, any of the representations or warranties or certain covenants included in the agreement is false in any material respect and the lenders elected to refuse to provide funding; and

•	any lender refuses to fund its commitment for any reason, whether or not valid, and the other lenders elect not to provide additional funding to make up for the unfunded portion.

If we are unable to access funds under our revolving credit facility, we would need to meet our capital requirements using other sources which, depending on economic conditions, may not be available on acceptable terms. If the cash generated from our operations or the funds we are able to obtain under our revolving credit facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our results of operations and financial condition.

Our ability to obtain financing from sources other than our revolving credit facility is subject to conditions in the credit and capital markets.

If we need to raise capital from a source other than our revolving credit facility, we cannot be certain that additional capital will be available to the extent required and on acceptable terms. Global market and economic conditions have been volatile, and the timing and sustainability of an economic recovery remain uncertain. The availability and cost of debt and equity capital are subject to general economic conditions and perceptions about the stability of financial markets and the solvency of counterparties. Adverse changes in these factors are likely to result in higher interest rates and deterioration in the availability and cost of debt and equity financing.

If capital on acceptable terms is unavailable to us, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

We are exposed to the credit risk of our customers and other counterparties, and a general increase in nonpayment and nonperformance by counterparties could adversely affect our cash flows, results of operations and financial condition.

Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity, all of which are subject to adverse changes in commodity prices and economic and market conditions. Since the most recent economic downturn, some of our customers have experienced a combination of lower cash flow due to commodity prices, reduced borrowing bases under reserve-based credit facilities and reduced availability of debt or equity financing. These factors may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own credit, operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Any increase in nonpayment and nonperformance by our counterparties, either as a result of financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.

Our operations expose us to fluctuations in commodity prices, and our revolving credit facility exposes us to fluctuations in interest rates. We use derivative financial instruments to reduce our sensitivity to commodity prices and interest rates, and the degree of our exposure is related largely to the effectiveness and scope of our hedging activities. We have hedged only portions of our variable-rate debt and expected natural gas and NGL supply or requirements. We continue to have direct interest rate and commodity price risk with respect to the unhedged portions, and our hedging strategies cannot offset volume risk.

Our ability to enter into new derivative instruments is subject to general economic and market conditions. The markets for instruments we use to hedge our commodity price and interest rate exposure generally reflect conditions in the underlying commodity and debt markets, and to the extent conditions in underlying markets are unfavorable, our ability to enter into new derivative instruments on acceptable terms will be limited. In addition, to the extent we hedge our commodity price and interest rate risks using swap instruments, we will forego the benefits of favorable changes in commodity prices or interest rates.

Even though monitored by management, our hedging activities may fail to protect us and could reduce our cash flow and profitability. Our hedging activity may be ineffective or adversely affect our cash flow and liquidity, our earnings or both because, among other factors:

•	hedging can be expensive, particularly during periods of volatile prices or when hedging into extended future periods;

•	our counterparty in the hedging transaction may default on its obligation to pay; and

•	available hedges may not correspond directly with the risks against which we seek protection. For example:

•	the duration of a hedge may not match the duration of the risk against which we seek protection;

•	variations in the index we use to price a commodity hedge may not adequately correlate with variations in the index we use to sell the physical commodity (known as basis risk); and

•	we may not produce or process sufficient volumes to cover swap arrangements we enter into for a given period. If our actual volumes are lower than the volumes we estimated when entering into a swap for the period, we might be forced to satisfy all or a portion of our derivative obligation without the benefit of cash flow from our sale or purchase of the underlying physical commodity.

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

Congress currently is considering broad financial regulatory reform legislation that among other things would impose comprehensive regulation on the over-the-counter (“OTC”) derivatives marketplace and could affect the use of derivatives in hedging transactions. The financial regulatory reform bill adopted by the House of Representatives on December 11, 2009, would subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital and margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants. For these purposes, a major swap participant generally would be someone other than a dealer who maintains a “substantial” net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. The House-passed bill also would provide the CFTC with express authority to impose position limits for OTC derivatives related to energy commodities. Separately, in late January 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. It is not possible to predict whether or when Congress will act on derivatives legislation or how the CFTC will finalize its proposed regulations, but any laws or regulations that subject us to additional capital or margin requirements or additional restrictions relating to our commodity positions could limit our flexibility in hedging risks associated with our business or increase the costs of our hedging activity.

Because of the natural decline in production from existing wells in our operating regions, our future success depends on our ability to continually obtain new sources of natural gas supply, which depends in part on certain factors beyond our control. Any decrease in supplies of natural gas could adversely affect our revenues and operating income.

Our gathering and transmission pipeline systems are connected to natural gas fields and wells, from which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput volumes on our pipeline systems and at our processing plants, we must continually connect new supplies of natural gas and attract new customers to our gathering and transmission lines. The primary factors affecting our ability to do so include the level of successful drilling activity near our gathering systems and our ability to compete for the attachment of such additional volumes to our systems.

Fluctuations in energy prices can greatly affect drilling and production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We have no control over the level of drilling activity in the areas of our operations, the amount of reserves underlying the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling and production decisions, which are affected by, among other things, prevailing and projected energy prices, drilling costs, rig availability, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital.

During 2009, we saw decreases in natural gas and NGL prices and constrained capital and credit markets due to the prevailing economic uncertainty, and we experienced a resulting decline in drilling activity in each of our operating areas. Lower drilling levels over a sustained period would have a negative effect on the volumes of natural gas we gather and process. We cannot use hedging to offset the potential effects of declining volumes.

We face strong competition in acquiring new natural gas supplies. Competitors to our pipeline operations include major interstate and intrastate pipelines, and other natural gas gatherers. Competition for natural gas supplies is primarily based on the location of pipeline facilities, pricing arrangements, reputation, efficiency, flexibility and reliability. Our major competitors for natural gas supplies and markets in our Texas segment include Enterprise Products Partners, Lobo Pipeline Company, Kinder Morgan, DCP Midstream, Southcross Energy, ExxonMobil, HPL, Targa Resources, Atlas Pipeline, Regency and Devon Energy. The primary competitors in our Oklahoma segment include CenterPoint Field Services, DCP Midstream, ONEOK Field Services, Enogex, Enerfin, Atlas Pipeline, Hiland Partners and MarkWest. The primary competitors in our Rocky Mountains segment include Thunder Creek Gas Gathering, Bitter Creek Pipeline Company, Bear Paw Energy, Western Gas Resources and by late 2010, Bison Pipeline. A number of our competitors are larger organizations than we are.

If we are unable to maintain or increase the throughput on our pipeline systems because of decreased drilling activity, decreased production from the wells connected to our systems or inability to connect new supplies of gas and attract new customers to our gathering and transmission lines, then our business, financial results and our ability to achieve our growth strategy could be materially adversely affected.

We rely on third-party pipelines and other facilities in providing service to our customers. If one or more of these pipelines or facilities were to become capacity-constrained or unavailable, our cash flows, results of operations and financial condition could be adversely affected.

Our ability to contract for natural gas supplies in the Texas region will often depend on our ability to deliver gas to our Houston Central plant and downstream markets, and we rely on Kinder Morgan’s Laredo-to-Katy pipeline to transport natural gas from our south Texas systems to the Houston Central plant. For the year ended December 31, 2009, approximately 49% of the total natural gas delivered by our Texas segment was delivered to Kinder Morgan, and approximately 80% of the natural gas volumes processed or conditioned at our Houston Central plant was delivered to the plant through the Kinder Morgan Laredo-to-Katy pipeline.

If Kinder Morgan’s pipeline were to become unavailable for any reason, the volumes transported to our Houston Central plant would be reduced substantially, and our revenues and operating income from our Texas processing business would be adversely affected. In addition, much of the natural gas we gather in south Texas contains NGLs that must be removed in order to meet downstream market quality specifications. If we were unable to ship such natural gas to our Houston Central plant, we would need to arrange for an alternate means of removing NGLs and transport through other pipelines. Alternatively, we might be required to lease smaller treating and processing facilities so that we could treat and condition or process natural gas as needed to meet pipeline quality specifications.

We rely on ONEOK Hydrocarbon to take delivery of NGLs from several of our processing plants, and we also depend on other third-party processing plants, pipelines and other facilities to provide our customers with processing, delivery, fractionation or transportation options. Like us, these third-party service providers are subject to risks inherent in the midstream business, including capacity constraints, and natural disasters and operational, mechanical or other hazards. For example, we believe that NGL fractionation facilities on which we depend are subject to increasing capacity constraints due to higher NGL prices and the completion of projects increasing NGL output. Also, some third-party pipelines have minimum gas quality specifications that at times may limit or eliminate our transportation options. Because we do not own or operate Kinder Morgan’s, ONEOK Hydrocarbon’s, or any of these other pipelines and facilities, their continuing operation or availability is not within our control.

If any of these pipelines and other facilities becomes unavailable or limited in its ability to provide services on which we depend, our revenues and cash flow could be adversely affected. We would likely incur higher fees or other costs in arranging for alternatives. A prolonged interruption or reduction of service on Kinder Morgan, ONEOK Hydrocarbon or another pipeline or facility on which we depend could hinder our ability to contract for additional gas supplies.

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

Our acquisitions potentially involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed on the anticipated timetable, or at all;

•	the loss of significant producers or markets or key employees from the acquired businesses;

•	diversion of management’s attention from other business concerns;

•	failure to realize expected profitability or growth;

•	failure to realize any expected synergies and cost savings;

•	exposure to increased competition;

•	coordinating geographically disparate organizations, systems and facilities;

•	coordinating or consolidating information technology, compliance under the Sarbanes-Oxley Act of 2002 and other administrative or compliance functions; and

•	a decrease in liquidity and increased leverage as a result of using significant amounts of available cash or debt to finance an acquisition.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Because of these risks and challenges, even when we make acquisitions that we believe will increase our ability to distribute cash, those acquisitions may nevertheless reduce our cash from operations on a per unit basis. This could result in lower distributions to our common unitholders and could impair our ability to comply with financial covenants under our debt agreements, and, if an acquisition’s performance does not improve, could ultimately require us to record an impairment of our interest in the acquired company or assets. Our capitalization and results of operations may change significantly following an acquisition, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

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

We generally do not obtain reservoir engineering reports evaluating natural gas reserves connected to our pipeline systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our pipeline systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas transported on our pipelines in the future could be less than we anticipate. A decline in the volumes of natural gas transported on our pipeline systems may cause our revenues to be less than we expect, which could have a material adverse effect on our business, financial condition and our ability to make cash distributions to you.

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

One of the ways we may grow our business is by constructing additions or modifications to our existing gathering and transportation systems (including additional compression) and natural gas processing plants. We may also construct new facilities, either near our existing operations or in new areas. Construction of additions or modifications to our existing facilities, and of new facilities, involves numerous regulatory, environmental, political, legal and operational uncertainties beyond our control and requires significant amounts of capital. These projects also involve numerous economic uncertainties, including the impact of inflation on project costs and the availability of required resources. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, we may not receive any material increase in operating cash flow from a project for some time, particularly in the case of greenfield projects. If we experience unanticipated or extended delays in generating operating cash flow from these projects, then we may need to reduce or reprioritize our capital budget in order to meet our capital requirements. We often rely on estimates of future production in deciding to construct additions to our gathering and transportation systems. These estimates may prove to be inaccurate because of the numerous technological, economic and other uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, and that in turn, could adversely affect our cash flows and results of operations.

Federal, state or local regulatory measures could adversely affect our business.

Our pipeline transportation and gathering systems are subject to federal, state and local regulation. Most of our natural gas pipelines are gathering systems that are considered non-utilities in the states in which they are located. The NGA leaves any economic regulation of natural gas gathering to the states. Texas, Oklahoma and Wyoming, the states in which our pipeline facilities are located, do not currently regulate non-utility gathering fees.

Our gathering fees and our terms and conditions of service may nonetheless be constrained through state anti-discrimination laws. The states in which we operate have adopted complaint-based regulation of natural gas gathering activities. Natural gas producers, shippers and other affected parties may file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with regard to rates and terms of service. A successful complaint, or new laws or regulatory rulings related to gathering or downstream quality specifications, could increase our costs or require us to alter our gathering charges, and our business, and therefore, results of operations and financial condition could be adversely affected. Other state laws and regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for gathering, purchase, processing and sale, including state regulation of production rates and maximum daily production allowables from gas wells.

Our intrastate natural gas transmission pipeline and several of our gathering systems in Texas are subject to regulation as gas utilities by the TRRC. The TRRC’s jurisdiction over these pipelines extends to both rates and pipeline safety. The rates we charge for transportation services in Texas generally are deemed just and reasonable under Texas law unless challenged in a complaint. A successful complaint, or new state laws or regulatory rulings related to natural gas utilities, could increase our costs or require us to alter our service charges.

To the extent that our intrastate transmission pipeline in Texas transports natural gas in interstate commerce, the rates, terms and conditions of that transportation service are subject to regulation by the FERC pursuant to Section 311 of the Natural Gas Policy Act of 1978. Section 311 requires, among other things, that rates for such interstate service, which may be established by FERC or the applicable state agency, be “fair and equitable,” and permits the FERC to approve terms and conditions of service. If our Section 311 rates are successfully challenged, if we are unable to include all of our costs in the cost of service approved in a future rate case, or if FERC changes its regulations or policies or establishes more onerous terms and conditions applicable to Section 311 service, our margins relating to this activity would be adversely affected.

We also have transportation contracts with interstate pipelines that are subject to FERC regulation. As a shipper on an interstate pipeline, we are subject to FERC requirements related to use of the interstate capacity. Any failure on our part to comply with the FERC’s regulations or an interstate pipeline’s tariff could result in the imposition of administrative civil and criminal penalties.

We have interests in NGL pipelines, all of which are located in Texas. We believe that these pipelines do not provide interstate service and that they are thus not subject to FERC jurisdiction under the ICA and the Energy Policy Act of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. We cannot guarantee that the jurisdictional status of our NGL facilities will remain unchanged, however. Should they be found jurisdictional, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay the use of rates that reflect increased costs and may subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow. The price at which we buy and sell natural gas and NGLs is currently not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. The FERC and the CFTC hold substantial enforcement authority under the anti-market manipulation laws and regulations, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The FERC has also promulgated additional market-monitoring and reporting regulations intended to increase the transparency of wholesale energy markets, protect the integrity of such markets and improve the FERC’s ability to assess market forces and detect market manipulation. One such set of regulations, FERC Order No. 720, requires certain major non-interstate pipelines to post daily information on each such pipeline’s internet web site concerning capacity and scheduled flow information. The implementation date of Order No. 720 is July 1, 2010. The FERC has also approved Order No 714, which increases the frequency, level of detail and mode of contract reporting by intrastate Section 311 natural gas pipelines. Additionally, the FERC has imposed new rules requiring certain wholesale purchasers and sellers of physical natural gas to report aggregated annual volume and other information beginning in 2009. These and other transparency rules may subject certain of our operations to additional reporting requirements, which could subject us to further costs and administrative burdens.

These and other new laws and regulations or any administrative or judicial re-interpretations of existing laws, regulations or agreements could impose increased costs and administrative burdens on us, and our business, results of operations and financial condition could be adversely affected. In addition, laws and regulations affecting producers to whom we provide our services could have adverse effects on us to the extent they affect production in our operating areas. For instance, on February 19, 2008, the U.S. Supreme Court agreed to hear arguments in a lawsuit filed by the State of Montana against Wyoming over water rights in two rivers that flow through both states. Montana is asserting that Wyoming is using too much water from the Tongue and Powder Rivers pursuant to the Yellowstone River Compact, an agreement that both states entered into in 1950. Montana argues that the Compact applies to groundwater and that coal bed methane production in Wyoming, which involves the pumping of large quantities of groundwater, is depleting the two rivers in violation of the Compact. Montana has asked the Supreme Court to declare Montana’s right to, and to order Wyoming to deliver, the waters of these two rivers to Montana in accord with the Compact. Any decision by the Supreme Court that effectively limits the amount of groundwater pumped in connection with coal bed methane production in Wyoming may have significant adverse impacts on the natural gas production in affected areas of Wyoming and, correspondingly, on gathering services that Bighorn and Fort Union provide.

Climate change legislation or regulations restricting emissions of “GHG” could result in increased operating costs and reduced demand for our services.

On December 15, 2009, the U.S. EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of GHGs, including carbon dioxide and methane. ACESA would require a 17% reduction in GHG emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of GHGs into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic GHG emissions and the current Administration has indicated its support for legislation to reduce GHG emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the natural gas and other hydrocarbon products that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In recently published interpretative guidance on climate change disclosures, the U.S. Securities and Exchange Commission indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations could be adversely affected. Potential adverse effects could include damage to our facilities from severe weather such as powerful winds or rising waters in low-lying areas, disruption of our operations, either because of climate-related damage to our facilities or scale-backs in our operations due to the threat of such effects, and higher operating costs and less efficient or non-routine operating practices necessitated by potential climatic effects or in the aftermath of such effects. Significant physical effects of climate change could also affect us indirectly by disrupting natural gas and NGL production in our operating areas, and by disrupting services or supplies provided by service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the costs that may result from potential physical effects of climate change.

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

The distinction between FERC-regulated interstate natural gas transmission services and federally unregulated gathering services has been the subject of litigation from time to time, as has been the line between intrastate and interstate transportation services. Thus, the classification and regulation of some of our natural gas gathering facilities and our intrastate transportation pipeline may be subject to change based on future determinations by the FERC and/or the courts. Should any of our natural gas gathering or intrastate facilities be deemed to be jurisdictional under the NGA, we could be required to comply with numerous federal requirements for interstate service, including laws and regulations governing the rates charged for interstate transportation services, the terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the initiation and discontinuation of services, the monitoring and posting of real-time system information and many other requirements. Failure to comply with all applicable FERC-administered statutes, rules, regulations and orders could result in substantial penalties and fines. It is also possible that our gathering facilities could be deemed by a relevant state commission or court, or by a change in law or regulation, to constitute intrastate pipelines subject to general state law and regulation of rates and terms and conditions of service. A change in jurisdictional status through litigation or legislation could require significant changes to the rates, terms and conditions of service on the affected pipeline, could increase the expense of providing service and adversely affect our business.

The distinction between FERC-regulated common carriage of NGLs, and the non-jurisdictional intrastate transportation of NGLs, has also been the subject of litigation. The FERC, under the ICA, the Energy Policy Act of 1992 and the rules and orders promulgated thereunder, regulates the tariff rates for interstate NGL transportation and these rates must be filed with the FERC. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. To the extent any of our NGL assets are subject to the jurisdiction of the FERC, the FERC’s rate-making methodologies could limit our ability to set rates that we might otherwise be able to charge, could delay the use of rates that reflect increased costs and could subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow.

We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

We are subject to regulation by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended, with respect to our natural gas lines and the Hazardous Liquids Pipeline Safety Act of 1979, as amended, with respect to our NGL lines, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, we are subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the PIPES, and pursuant to which the DOT has implemented regulations establishing mandatory inspections for all United States oil (including NGL) and natural gas transportation pipelines and gathering lines meeting certain operational risk and location requirements. Moreover, the DOT has developed PIPES regulations that require operators of certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified unusually sensitive areas to comply with additional safety requirements addressing primarily corrosion and third-party damage concerns applicable to such pipelines.

Although many of our natural gas facilities fall within a class that is not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. Our NGL pipelines are also subject to integrity management and other safety regulations imposed by the TRRC.

Any regulatory expansion of the existing pipeline safety requirements or the adoption of new pipeline safety requirements could also increase our cost of operation and impair our ability to provide service during the period in which assessments and repairs take place, adversely affecting our business.

Because we handle natural gas, NGLs and other hydrocarbons in our pipeline and processing businesses, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of waste substances into the environment.

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

There is inherent risk of environmental costs and liabilities in our business due to our handling of natural gas, NGLs and other hydrocarbons, air emissions related to our operations, historical industry operations, including releases of substances into the environment, and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Moreover, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our assets and operations are primarily concentrated in the Texas Gulf Coast and north Texas regions and in southwest Louisiana, central and eastern Oklahoma and in Wyoming, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations, even if our own facilities are not directly affected. For example, although we did not suffer significant damage due to Hurricane Ike in September 2008, the storm damaged gathering systems and processing and NGL fractionation facilities along the Gulf Coast, including facilities owned by third-party service providers on whom we depend in providing services to our customers. Some companies were required to curtail or suspend operations, which adversely affected various energy companies with assets in the region, including us.

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

Substantially all of our revenues are generated from our gathering, dehydration, treating, conditioning, processing, fractionation and transportation business, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Furthermore, substantially all of our assets are located in Texas, Oklahoma and Wyoming. Due to our limited diversification in asset type and location, an adverse development in one of these businesses or in these areas would have a significantly greater impact on our cash flows, results of operations and financial condition than if we maintained more diverse assets.

We own interests in limited liability companies and a general partnership in which third parties also own interests, which may limit our ability to influence significant business decisions affecting these entities.

In addition to our wholly owned subsidiaries, we own interests in a number of entities in which third parties also own an interest. These interests include our:

•	62.5% interest in Webb Duval;

•	majority interest in Southern Dome;

•	51% interest in Bighorn; and

•	37.04% interest in Fort Union

Although we serve as operator of Webb Duval, managing member and operator of Southern Dome, managing member and field operator of Bighorn and managing member of Fort Union, certain substantive business decisions with respect to these entities require the majority or unanimous approval of the owners or, in the case of Bighorn, of a management committee to which we have the right to appoint 50% of the members. Examples of some of these substantive business decisions include significant expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital and transactions not in the ordinary course of business, among others. Differences in views among the respective owners of these entities could result in delayed decisions or in failures to agree on significant matters, potentially adversely affecting their respective businesses and results of operations or prospects and, in turn, the amounts and timing of cash from operations distributed to their respective members or partners, including us.

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

Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Law. Section 203 as it applies to us prevents an interested unitholder, defined as a person who owns 15% or more of our outstanding units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder, except in limited circumstances. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for our common units.

We may issue additional common units without your approval, which would dilute your existing ownership interests.

Our limited liability company agreement does not limit the number of additional limited liability company interests that we may issue at any time without the approval of our unitholders, including common units and other equity securities that rank senior to common units. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to a material amount of entity-level taxation for state purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS with respect to this or any other tax matter.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gain, loss or deduction would flow through to you. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and would likely result in a substantial reduction in the value of our common units.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our federal gross income apportioned to Texas in the prior year. Imposition of such a tax on us by any other state will further reduce the cash available for distribution to our unitholders. Moreover, at the federal level, legislation has been proposed that would eliminate pass-through tax treatment for certain publicly traded limited liability companies. Although such legislation would not apply to us as currently proposed, it could be modified before enactment in a manner that does apply to us. We cannot predict whether any of these changes or other proposals will ultimately be enacted. Additionally, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell, will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. While we would continue our existence as a Delaware limited liability company, our technical termination would, among other things result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes; rather, we would be treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

As a result of investing in our common units, you may be subject to state and local taxes and return filing requirements in states where you do not live.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business and own assets in Texas, Oklahoma, Wyoming, Colorado and Louisiana. Although Texas and Wyoming do not currently impose a personal income tax, Oklahoma, Colorado and Louisiana do and as we make acquisitions or expand our business, we may conduct business or own assets in other jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder.

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

We are the managing member and a 37.04% interest owner in Fort Union, which owns a gas gathering system in Wyoming. Fort Union is the largest gatherer by volume of natural gas into WIC’s Medicine Bow Lateral. This lateral redelivers natural gas to downstream markets through the interconnecting interstate and intrastate pipelines that meet at the Cheyenne hub in Cheyenne, Wyoming.

On January 28, 2010, WIC submitted a filing to the FERC to change WIC’s capacity allocation procedures to allow WIC to cut nominated supplies that do not conform to a downstream pipeline’s minimum quality specifications even though the supplies comply with the WIC tariff’s minimum quality specifications. Specifically, WIC proposes to add a new section to its tariff providing that, if a downstream pipeline refuses to accept delivery of natural gas for reasons related to either CO2 or Btu, then WIC may reduce natural gas receipts into WIC’s pipeline by first reducing the natural gas with the greatest variance from the applicable CO2 or Btu specifications(s).

Since all supplies sourced from WIC’s Medicine Bow Lateral currently have a lower Btu than natural gas sourced elsewhere on the WIC system, this would cause Medicine Bow Lateral supplies to be cut first and likely would cause Fort Union, in turn, to shut in certain producers on its system until Fort Union obtained adequate treating capacity. We are unable to predict whether the FERC will grant WIC’s request to cut nominated supplies that do not conform to a downstream pipeline’s minimum quality specifications. While we intend to contest WIC’s filing vigorously, if the FERC ultimately grants WIC’s request, then it could have an adverse impact on our cash flows from Fort Union in the near term until adequate treating capacity was in place.

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

As a result of the Cimmarron acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on September 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View had no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa sought a declaratory judgment that this natural gas was contractually dedicated to Targa and claimed unspecified monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries. In February 2010, we and Targa executed a settlement agreement resolving all claims made in the litigation, which was effective as of October 1, 2009. The terms of the settlement agreement did not have a material effect on our financial condition or results of operations for the fourth quarter of 2009 and are not expected to have a material effect on our results of operation in the future.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units, which represent limited liability company interests in us, are listed on The NASDAQ Global Select Market (“NASDAQ”), under the symbol “CPNO.” On February 19, 2010, the closing market price for our common units was $23.56 per unit, and there were approximately 237 common unitholders of record.

The following table shows the high and low sales prices per common unit, as reported by NASDAQ, and the distribution per common unit for the periods indicated.

	Price of		Cash
	Common Units		Distribution
	High	Low	Per Common Unit

2009:
Quarter Ended December 31	$24.39	$15.95	$0.575
Quarter Ended September 30	$19.28	$14.40	$0.575
Quarter Ended June 30	$17.42	$12.94	$0.575
Quarter Ended March 31	$17.21	$11.14	$0.575
2008:
Quarter Ended December 31	$24.99	$8.80	$0.575
Quarter Ended September 30	$34.21	$22.25	$0.570
Quarter Ended June 30	$39.75	$33.00	$0.560
Quarter Ended March 31	$37.44	$31.29	$0.530

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

Our ability to distribute cash is subject to a number of risks and uncertainties, some of which are beyond our control. Please read Item 1A, “Risk Factors — Risks Relating to Our Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Trends and Uncertainties.” If we do not have sufficient cash to pay a distribution as well as satisfy our operational and financial obligations, then our Board of Directors can reduce or eliminate the distribution paid on our common units so that we may satisfy such obligations, including payments on our debt instruments. For a discussion of the restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Class C Units

All of the 1,579,409 Class C units we issued in connection with our May 2007 acquisition of Cimmarron have converted into common units on a one to one basis (in increments of 394,852 on November 1, 2007, May 1, 2008 and November 1, 2008, and 394,853 on May 1, 2009). No vote of our common unitholders was required to convert the Class C units to common units.

Class D Units

Our 3,245,817 Class D units, which we issued to the Cantera sellers as part of the consideration for the Cantera acquisition, converted into our common units on a one-for-one basis on February 11, 2010. No vote of our common unitholders was required to convert the Class D units to common units.

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

Cumulative Total Unitholder Return

	November 9,	December 31,
	2004	2005	2006	2007	2008	2009

Copano (CPNO)	$100	$180	$288	$367	$127	$289
Alerian MLP Total Return Index (AMZX)	$100	$113	$142	$160	$101	$178
S&P 500 Index (SPX)	$100	$107	$122	$126	$78	$96

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

Selected Historical Consolidated Financial Information

The following table shows our selected historical consolidated financial information for the periods and as of the dates indicated. This information is derived from, should be read together with and is qualified in its entirety by reference to, our historical audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The selected financial information should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005(2)
	(In thousands, except per unit data)

Summary of Operating Results:
Revenue(3)	$820,046	$1,454,419	$1,064,515	$860,272	$747,743
Income from continuing operations	$20,866	$55,922	$61,381	$65,114	$30,352
Basic income per common unit from continuing operations(4)	$0.39	$1.15	$1.44	$1.77	$1.20
Diluted income per common unit from continuing operations(4)	$0.36	$0.97	$1.32	$1.75	$1.15
Other Financial Information:
Cash distributions per common unit	$2.30	$2.17	$1.73	$1.29	$0.79

	As of December 31,
	2009	2008	2007(1)	2006	2005(2)
	(In thousands)

Balance Sheet Information:
Total assets	$1,867,412	$2,013,665	$1,769,083	$839,058	$792,750
Long-term debt	852,818	821,119	630,773	255,000	398,000
Members’ capital	860,026	1,037,958	894,136	472,586	281,803

(1)	Our summary financial information as of and for the year ended December 31, 2007 includes results attributable to our Cimmarron acquisition from May 1, 2007 through December 31, 2007 and our Rocky Mountains segment from October 1, 2007 (the date we acquired Cantera) through December 31, 2007.

(2)	Our summary financial data as of and for the year ended December 31, 2005 include the results of our Oklahoma segment from August 1, 2005 (the date we acquired ScissorTail) through December 31, 2005.

(3)	Our summary financial data as of and for the years ended December 31, 2009, 2008 and 2007 excludes the results attributable to our crude oil pipeline and related activities, as they are classified as discontinued operations. Please read Note 15 — Discontinued Operations to the audited consolidated financial statements included in Item 8 of this report.

(4)	Net income per unit is based on the weighted average of total equivalent units outstanding during the periods presented. Prior periods have been adjusted to reflect the two-for-one split of our outstanding common units effective March 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operation in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this report. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the historical consolidated financial statements included in Item 8 of this report. In addition, you should review “— Forward-Looking Statements” included in this Item 7 and “Risk Factors” included in Item 1A of this report for information regarding forward-looking statements made in this discussion and certain risks inherent in our business, as well as Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Overview

Through our subsidiaries, we own and operate natural gas gathering and intrastate transmission pipeline assets, natural gas processing and fractionation facilities and NGL pipelines. We operate in Oklahoma, Texas, Wyoming and Louisiana. We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments: Oklahoma, Texas and Rocky Mountains.

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome, and through September 2009, included a crude oil pipeline.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing and marketing. Our Texas segment also provides NGL fractionation and transportation through our Houston Central plant and our NGL pipelines. In addition, our Texas segment includes a processing plant located in southwest Louisiana and our equity investment in Webb Duval.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. This segment also includes our equity investments in Bighorn and Fort Union.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below. Many of the factors affecting our business are beyond our control and are difficult to predict. Please Read Item 1A, “Risk Factors,” for a description of these factors and related risks.

Commodity Prices and Producer Activity

Our gross margins and total distributable cash flow are influenced by the prices of natural gas and NGLs, and by drilling activity. Generally, prices affect the cash flow and profitability of our Texas and Oklahoma segments directly. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly. Please read “— How We Evaluate Our Operations” and “— How We Manage Our Operations” for further discussion. For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The long-term growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives, capital and adequate returns for producers to maintain and increase natural gas exploration and production. Commodity price fluctuations and the availability of capital are among the factors that influence natural gas producers as they schedule drilling projects. Low natural gas prices act as a disincentive to producers, particularly when combined with high operating costs and high third-party transportation costs. Depending on the severity and duration of an unfavorable pricing environment, producers may suspend drilling and completion of wells to the degree they have become uneconomic. We believe that future natural gas prices will be influenced by regional drilling activity, takeaway capacity, the severity of winter and summer weather, natural gas storage levels, liquefied natural gas imports, NGL transportation and fractionation capacity and the overall economy.

The financial and economic crises of late 2008 were accompanied by sharp declines in prices for oil, natural gas and NGLs. Prices for oil and NGLs have continued the recovery that began in the second quarter of 2009, and natural gas prices have also improved after remaining low through the third quarter. Forward pricing on NYMEX reflects market expectations that oil and natural gas prices in the coming months will be consistently higher compared to recent months. While recent economic indicators increasingly support the view that the recession has ended, the strength and sustainability of an economic recovery remain uncertain. A renewed slowdown in economic activity would likely result in continued lower natural gas prices and renewed declines in NGL prices, which in turn would delay a recovery in drilling activity.

Pricing Trends in Texas.  During the fourth quarter of 2009, NGL prices in Texas continued to improve, and natural gas prices recovered from lows experienced in the third quarter. Natural gas prices have remained relatively stable in the first quarter 2010 to date, and NGL prices continued to strengthen. First-of-the-month prices for natural gas on the Houston Ship Channel index were $5.83 per MMBtu for January and $5.48 per MMBtu for February 2010, and weighted-average daily prices for NGLs at Mt. Belvieu through February 18, 2010, based on our fourth quarter product mix, were $47.32 per barrel.

The following graph and table summarize quarterly average prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Texas pricing.

Texas Average Prices for Oil, Natural Gas and NGLs(1)

(1)	Average quarterly NGL prices are calculated based on our weighted-average product mix at Mt. Belvieu for the period indicated.

	Annual Data for Texas:			Quarterly Data for Texas:
	2007	2008	2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Houston Ship Channel ($/MMBtu)	$6.58	$8.67	$3.78	$4.21	$3.44	$3.32	$4.16
Mt. Belvieu ($/barrel)	$47.64	$60.61	$33.51	$25.81	$30.12	$35.09	$42.96
NYMEX oil ($/barrel)	$72.36	$99.75	$62.09	$43.31	$59.79	$68.24	$76.13
Service throughput (MMBtu/d)	642,528	686,791	619,615	644,752	630,674	613,234	576,224
Plant inlet (MMBtu/d)	567,073	610,249	539,633	558,115	559,597	543,994	497,368
Segment gross margin (in thousands)	$121,935	$142,723	$103,620	$20,580	$23,320	$26,875	$32,845

Pricing Trends in Oklahoma.  Oklahoma natural gas and NGL prices improved throughout the fourth quarter of 2009. In the first quarter 2010 to date, natural gas prices remained relatively stable, and NGL prices continued to strengthen. First-of-the-month prices for natural gas on CenterPoint East were $5.67 per MMBtu for January and $5.33 per MMBtu for February 2010, and weighted-average daily prices for NGLs at Conway through February 18, 2010, based on our fourth quarter product mix, were $44.33 per barrel.

The following graph and table summarize quarterly average prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Oklahoma pricing.

Oklahoma Average Prices for Oil, Natural Gas and NGLs(1)

(1)	Average quarterly NGL prices are calculated based on our weighted-average product mix at Conway for the period indicated. Segment gross margin results exclude activities attributable to our crude oil pipeline and related assets discussed in Note 15, “Discontinued Operations,” to our consolidated financial statements included in Item 8 of this report.

	Annual Data for Oklahoma:			Quarterly Data for Oklahoma:
	2007	2008	2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
CenterPoint East ($/MMBtu)	$6.07	$7.11	$3.27	$3.37	$2.70	$2.98	$4.01
Conway ($/barrel)	$45.93	$51.28	$29.65	$24.13	$25.57	$27.62	$40.86
NYMEX oil ($/barrel)	$72.36	$99.75	$62.09	$43.31	$59.79	$68.24	$76.13
Service throughput (MMBtu/d)	199,906	238,836	262,259	271,222	267,576	260,296	250,248
Plant inlet (MMBtu/d)	144,050	156,057	163,474	160,181	166,846	166,884	159,713
Segment gross margin (in thousands)	$112,763	$133,112	$76,686	$14,300	$17,472	$18,284	$26,628

Basis Trends.  During the third quarter, Mt. Belvieu NGL prices improved at a faster rate than Conway NGL prices, resulting in a widening basis differential that reached $9.95 per barrel in August 2009. Prices for the fourth quarter and the beginning of 2010 indicate substantial moderation in this trend. The average basis differential between Mt. Belvieu and Conway of $7.47 per barrel for the third quarter of 2009 narrowed to $2.09 per barrel for the fourth quarter of 2009. At February 18, 2010, this basis differential was $2.99 per barrel. Houston Ship Channel and CenterPoint East natural gas index prices also reflected greater variability that persisted for much of 2009, but fourth quarter of 2009 prices reflect a closer correlation between the two indices. The average basis differential between Houston Ship Channel and CenterPoint East was $0.34 for the third quarter and $0.52 for all of 2009, but by the fourth quarter of 2009 had narrowed to $0.15.

Pricing Trends in the Rocky Mountains.  Rocky Mountains natural gas prices improved throughout the fourth quarter of 2009 and remained stronger in the first quarter 2010 to date. First-of-the-month prices for natural gas on the Colorado Interstate Gas (“CIG”) index were $5.54 per MMBtu for January and $5.32 per MMBtu for February 2010.

The following graph and table summarize quarterly average prices for natural gas on CIG, the primary index we use for the Rocky Mountains.

Rocky Mountains Average Prices for Natural Gas

	Annual Data for Rocky Mountains:			Quarterly Data for Rocky Mountains:
	2007	2008	2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
CIG ($/MMBtu)	$3.97	$6.24	$3.07	$3.27	$2.36	$2.67	$3.96
Pipeline throughput (MMBtu/d)(1)	788,210	945,925	975,785	1,005,998	980,694	952,126	965,033
Producer services throughput (MMBtu/d)	224,525	220,792	165,579	181,385	166,022	157,362	157,896
Segment gross margin (in thousands)(2)	$1,145	$5,877	$3,254	$799	$711	$634	$1,110

(1)	Includes 100% of Bighorn and Fort Union.

(2)	Excludes results and volumes associated with our equity interests in Bighorn and Fort Union.

Trends in Drilling and Production Activity.  Drilling activity has remained low due to the weaker pricing environment that prevailed for much of 2009. We experienced a decreases in 2009 volumes compared to 2008, largely due to lower volumes in Texas and the Rocky Mountains (including Bighorn and Fort Union), and offset in part by higher volumes in Oklahoma. Within the Rocky Mountains, lower volumes on Bighorn and for our producer services were offset by higher volumes on Fort Union. These volume decreases are attributable partly to lower drilling activity; however, a decrease in low-margin gas from a third-party pipeline was also a significant factor in Texas. Compared to the third quarter of 2009, fourth-quarter volumes reflect decreases in Texas and Oklahoma, while Rocky Mountains volumes (including Bighorn and Fort Union) were relatively flat. Although commodity prices and financial market conditions have continued to recover, improvements in drilling activity have been sporadic, and it remains uncertain when producers will undertake sustained increases in drilling activity throughout the areas in which we operate.

We anticipate that producers generally will increase new drilling activity once natural gas prices or NGL prices reach a level sufficient to make drilling and production economic. The level at which drilling and production become economic depends on various factors, including the producer’s drilling, completion and other operating costs, which are influenced by the characteristics of the hydrocarbon reservoir, among other things. These costs have declined significantly since late 2008, but other considerations, such as demand for and competing supplies of natural gas, and their anticipated effects on natural gas prices, will also influence producers’ decisions regarding drilling. For producers of rich gas who share in the benefits of improved processing economics under their sales contracts, the disincentive of low natural gas prices could be offset as prices for condensate and NGLs increase. In addition, improving oil prices could lead to increased production of casinghead natural gas associated with oil production.

If the pricing environment of the fourth quarter of 2009 continues, we anticipate that we will see sustained or increasing drilling activity in areas that produce rich gas, for example the Eagle Ford Shale trend in south Texas, the Barnett Shale Combo play in north Texas and the Hunton play in Oklahoma, and a continued low level of drilling activity in areas that produce lean gas, for example the Woodford Shale in Oklahoma and the Powder River Basin in Wyoming. We expect that many producers of lean gas will wait to see sustained increases in natural gas prices before resuming significant drilling activity. Forward pricing on NYMEX suggests that natural gas prices will improve in the near future; however, forward curves only reflect market expectations, and it is uncertain to what extent they will influence producers’ drilling decisions. Any prolonged decrease in oil, NGL and natural gas prices would further depress the current levels of exploration, development and production activity, which in turn would negatively affect our results of operation. In addition, once drilling activity increases, a recovery in volumes will be subject to delays ranging from three months to as long as 18 months, depending on the characteristics of the reservoir, for processes involved in completing and attaching new wells.

Please read “— Critical Accounting Policies — Impairment of Long-Lived Assets” below, and Item 1A, “Risk Factors— Risks Related to our Business.”

Other Industry Trends.  Due to higher NGL prices and the completion of projects increasing NGL output, NGL fractionation facilities are experiencing capacity constraints, which we believe could lead to erosion in the processing margins received from NGLs. If NGL fractionation capacity remains constrained, the effect on NGL revenue could offset the benefits of improving NGL market prices to some extent. We plan to restart our fractionator at Houston Central, which will allow us to sell purity ethane and purity propane through separate pipelines and purity iso-butane and purity normal butane through truck racks, helping to offset the effect of fractionation capacity constraints on our NGL revenue in Texas. We anticipate completing this project late in the first quarter of 2010.

Credit and Capital Market Disruptions.  The effects of late-2008 disruptions in financial markets worldwide continue to influence the availability of debt and equity capital, although to a lesser degree. Generally, we believe that the markets have recovered significantly since the height of the financial crisis, but the cost of capital remains higher than before the financial crisis. To the extent we access financial markets in the near term, we believe that we would be able to raise debt and equity on acceptable terms, assuming that market conditions remained substantially similar to current conditions.

Renewed instability in the financial markets, as a result of developments in the recent recession or otherwise, would have a negative impact on the cost and accessibility of capital for us, and for our customers and suppliers.

Factors Affecting Operating Results and Financial Condition

Our results for the year ended December 31, 2009 reflect the lower prices and lower volumes we encountered in 2009 compared to the high commodity prices and increasing volumes that prevailed during much of 2008. A comparison of the third and fourth quarters of 2009, however, reveals the continuing benefits of strengthening NGL prices. Higher NGL prices overall combined with relatively stable natural gas prices in Texas during the fourth quarter of 2009 have led to continued improvement in our processing margins compared to the third quarter. As a result of improvement in NGL prices, our combined operating segment gross margins increased 32% compared to the third quarter of 2009.

Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. For the fourth quarter and year ended December 31, 2009, we received $6.4 million and $68.7 million, respectively, in cash settlements from our commodity hedge portfolio, which helped to offset the decline in operating revenues attributable to lower commodity prices. The basis spread between Mt. Belvieu and Conway limited the benefit we received from our NGL hedging portfolio because we hedge Oklahoma NGL volume with hedge instruments based on Mt. Belvieu prices. For the fourth quarter and year ended December 31, 2008, we received $27.5 million and $8.0 million, respectively, in cash settlements from our commodity hedge portfolio. Our results also reflect lower general and administrative and operating expenses due to our continuing cost control efforts.

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

Throughput Volumes.  Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate volumes delivered to our plants and flowing through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is significantly influenced by the volume of natural gas delivered to the plant, the NGL content of the natural gas, the quality of the natural gas and the plant’s recovery capability. In addition, we monitor fuel consumption because it has a significant impact on the gross margin realized from our processing or conditioning operations. Although we monitor fuel costs and losses associated with our pipeline operations, these costs are frequently passed on to our producers under contractual agreements.

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

Segment Gross Margin and Total Segment Gross Margin.  We define segment gross margin as an operating segment’s revenue minus cost of sales. Cost of sales includes the following: cost of natural gas and NGLs we purchase and costs for transportation of our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. Segment gross margin allows our senior management to compare volume and price performance of our segments and to more easily identify operational or other issues within a segment. With respect to our Oklahoma and Texas segments, our management analyzes segment gross margin per unit of service throughput. With respect to our Rocky Mountains segment, our management analyzes segment gross margin per unit of producer services throughput. Also, our management analyzes the cash distributions our Rocky Mountains segment receives from Bighorn and Fort Union.

Our Oklahoma margins are, on the whole, positively correlated with NGL prices and natural gas prices. In Texas, increases in natural gas prices or decreases in NGL prices generally have a negative impact on margins, and, conversely, a reduction in natural gas prices or an increase in NGL prices generally has a positive impact. However, when we operate our Houston Central plant in conditioning mode, increases in natural gas prices have a positive impact on our margins. The profitability of our Rocky Mountains operations is not directly affected by commodity prices. Substantially all of our Rocky Mountains contract portfolio, as well as Bighorn’s and Fort Union’s contract portfolios, consists of fixed-fee arrangements providing for an agreed gathering fee per unit of natural gas throughput. Our revenues from these arrangements are directly related to the volume of natural gas that flows through these systems and is not directly affected by commodity prices. To the extent that low commodity prices discourage drilling activity and result in declining volumes, however, our revenues under these arrangements will also decline.

To measure the overall financial impact of our contract portfolio, we use total segment gross margin, which is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume of natural gas gathered or transported through our pipelines, (ii) the volume of natural gas processed, conditioned, fractionated or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas, oil and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) the results of our risk management activities. The results of our risk management activities consist of (i) net cash settlements paid or received on expired commodity derivative instruments, (ii) amortization expense relating to the option component of our commodity derivative instruments and (iii) unrealized mark-to-market gain or loss on our commodity derivative instruments that have not been designated as cash flow hedges.

Because our profitability is a function of the difference between the revenues we receive from our operations, including revenues from the products we sell, and the costs associated with conducting our operations, including the costs of products we purchase, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. To a large extent, our contract portfolio and the pricing environment for oil, natural gas and NGLs will dictate increases or decreases in our profitability. Our profitability is also dependent upon the market demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors.

Both segment gross margin and total segment gross margin are reviewed monthly for consistency and trend analysis.

Operations and Maintenance Expenses.  The most significant portion of our operations and maintenance expenses consists of direct labor, insurance, repair and maintenance, utilities and contract services. These expenses remain relatively stable across broad volume ranges and fluctuate slightly depending on the activities performed during a specific period. Through December 31, 2009, a portion of our operations and maintenance expenses was incurred through Copano Operations, an affiliate of our company, which was controlled by our late founder, Chairman and Chief Executive Officer, John R. Eckel, Jr. For further information, please read Note 9, “Related Party Transactions,” to our consolidated financial statements included in Item 8 of this report. Under the terms of our arrangement with Copano Operations, we reimbursed it, at cost, for the operations and maintenance expenses it incurred on our behalf, which consisted primarily of payroll costs. We monitor operations and maintenance expenses to assess the impact of such costs on the profitability of a particular asset or group of assets and to evaluate the efficiency of our operations.

General and Administrative Expenses.  Our general and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with our field operations. Through December 31, 2009, a portion of our general and administrative expenses were incurred through Copano Operations, an affiliate of our company. For further information, please read Note 9, “Related Party Transactions,” to our consolidated financial statements included in Item 8 of this report. Under the terms of our arrangement with Copano Operations, we agreed to reimburse it, at cost, for the general and administrative expenses it incurred on our behalf. To help ensure the appropriateness of our general and administrative expenses, we monitor such expenses through comparison with general and administrative expenses incurred by similar midstream companies and with the annual financial plan approved by our Board of Directors.

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

Total distributable cash flow is a significant performance metric used by senior management to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our Board of Directors) to the cash distributions we expect to pay our unitholders. Using total distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

Total distributable cash flow is also an important non-GAAP financial measure for our unitholders because it serves as an indicator of our success in providing a cash return on investment — specifically, whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Total distributable cash flow is also used by industry analysts with respect to publicly traded partnerships and limited liability companies because the market value of such entities’ equity securities is significantly influenced by the amount of cash they can distribute to unitholders. Because of the significance of total distributable cash flow to our unitholders, our Compensation Committee and Board of Directors have designated total distributable cash flow per common unit as the financial objective under our Management Incentive Compensation Plan since the plan’s inception in 2005.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$72,355	$105,703	$89,592
Add:
Operations and maintenance expenses	51,477	53,824	40,706
Depreciation, amortization and impairment	56,975	52,916	39,875
General and administrative expenses	39,511	45,571	34,638
Taxes other than income	3,732	3,019	2,637
Equity in earnings from unconsolidated affiliates	(4,600)	(6,889)	(2,850)

Total segment gross margin	$219,450	$254,144	$204,598

Reconciliation of EBITDA and adjusted EBITDA to net income:
Net income	$23,158	$58,213	$63,175
Add:
Depreciation, amortization and impairment(1)	57,539	53,154	39,967
Interest and other financing costs	55,836	64,978	29,351
Provision for income taxes	794	1,249	1,714

EBITDA	$137,327	$177,594	$134,207
Add:
Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	19,203	19,116	4,589
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	9,493	5,863	1,830
Copano’s share of interest and other financing costs incurred by our equity method investments	1,303	3,259	444

Adjusted EBITDA	$167,326	$205,832	$141,070

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$141,318	$89,924	$128,218
Add:
Cash paid for interest and other financing costs	51,881	60,510	27,685
Equity in earnings from unconsolidated affiliates	4,600	6,889	2,850
Distributions from unconsolidated affiliates	(20,931)	(22,460)	(3,706)
Risk management activities	(30,155)	27,037	5,201
Changes in working capital and other	(9,386)	15,694	(26,041)

EBITDA	137,327	177,594	$134,207
Add:
Amortization of difference between the carried investment and the underlying equity in net assets of equity investments	19,203	19,116	4,589
Copano’s share of depreciation and amortization included in equity in earnings loss from unconsolidated affiliates	9,493	5,863	1,830
Copano’s share of interest and other financing costs incurred by our equity method investments	1,303	3,259	444

Adjusted EBITDA	$167,326	$205,832	$141,070

Reconciliation of net income to total distributable cash flow:
Net income	$23,158	$58,213	$63,175
Add: Depreciation, amortization and impairment(1)	57,539	53,154	39,967
Amortization of commodity derivative options	36,950	32,842	21,045
Amortization of debt issue costs	3,955	4,467	1,666
Equity-based compensation	8,252	7,789	3,223
G&A reimbursement from pre-IPO unitholders	—	—	12,414
Distributions from unconsolidated affiliates	29,684	25,830	8,710
Unrealized (gains) losses associated with line fill contributions and gas imbalances	(2,145)	592	(12)
Unrealized (gains) losses on derivatives	(6,879)	12,751	10,248
Deferred taxes and other	271	1,927	1,096
Less: Equity in earnings from unconsolidated affiliates	(4,600)	(6,889)	(2,850)
Maintenance capital expenditures	(9,728)	(11,769)	(9,062)

Total distributable cash flow(2)	$136,457	$178,907	$149,620

(1)	Includes activity related to the discontinued operations of the crude oil pipeline and related assets discussed in Note 15, “Discontinued Operations,” to our consolidated financial statements included in Item 8 of this report.

(2)	Prior to any retained cash reserves established by our Board of Directors.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

Economic Models and Standardized Processing Margin.  We use our economic models to determine (i) whether we should reduce the ethane extracted from natural gas processed by some of our processing plants and third-party plants and (ii) whether we should process natural gas, reject ethane or condition natural gas at our Houston Central and Saint Jo plants.

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

Our “standardized” processing margin is based on a fixed set of assumptions, with respect to NGL composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices, such as volumes, changes in NGL composition, recovery rates and variable contract terms. However, we believe this calculation is representative of the current operating commodity price environment of our Texas processing operations, and we use this calculation to track commodity price relationships. Our standardized processing margins averaged $0.3903, $0.4336 and $0.4578 per gallon during the years ended December 31, 2009, 2008 and 2007, respectively. The average standardized processing margin for the period from January 1, 1989 through December 31, 2009 is $0.1478 per gallon.

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

Producer Activity Evaluation and Reporting.  We monitor producer drilling and completion activity in our areas of operation to identify anticipated changes in production and potential new well connection opportunities. The continued connection of natural gas production to our pipeline systems is critical to our business and directly impacts our financial performance. Using a third-party electronic reporting system, we receive daily reports of new drilling permits and completion reports filed with the state regulatory agency that governs these activities in Texas and Oklahoma. Additionally, our field personnel report the locations of new wells in their respective areas and anticipated changes in production volumes to supply representatives and operating personnel. These processes enhance our awareness of new well activity in our operating areas and allow us to be responsive to producers in connecting new volumes of natural gas to our pipelines. In all our operating segments, we meet with producers to better understand their drilling and production plans, and to obtain drilling schedules, if available, to assist us in anticipating future activity on our pipelines.

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

Keep-Whole with Fee Arrangements.  Under keep-whole with fee arrangements, we receive natural gas from producers and third-party transporters, either process or condition the natural gas at our election, sell the resulting NGLs to third parties at market prices for our account and redeliver the residue gas to the producer or third-party transporter. We determine whether to process or condition the natural gas based upon the relationship between natural gas and NGL prices. Because the extraction of NGLs from the natural gas during processing or conditioning reduces the Btu content of the natural gas, we must purchase natural gas at market prices for return to producers or third-party transporters to keep them whole. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increase relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs. In the latter case, we are generally able to reduce our commodity price exposure by conditioning rather than processing the natural gas. Under our keep-whole with fee arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. It is generally not our policy to enter into new keep-whole contracts without fee arrangements or pricing provisions that provide positive gross margins during conditioning periods. For a discussion of our processing and conditioning capabilities, please read Item 1, “Business — Our Operations — Texas” of this report.

Our Contracts with Kinder Morgan.  We use Kinder Morgan as a transporter because our Houston Central plant straddles its 30-inch-diameter Laredo-to-Katy pipeline, which allows us to move natural gas from our pipeline systems in south Texas and near the Texas Gulf Coast to our Houston Central plant and downstream markets. Kinder Morgan’s pipeline also delivers to the Houston Central plant natural gas for its own account, which we refer to as “KMTP Gas.” Under agreements with Kinder Morgan and with other producers or transporters whose gas Kinder Morgan has delivered to us, we process or condition the gas and sell the NGLs to third parties at market prices. Under our processing agreement with Kinder Morgan, after processing or conditioning KMTP Gas, we make up for the reduction in Btu content resulting from extracting NGLs from the natural gas stream using natural gas that we purchase from producers at market prices. Our processing agreement with Kinder Morgan also provides that we make a processing payment to Kinder Morgan during periods of favorable processing margins, which allows Kinder Morgan to share in the profitability of processing gas. During periods of unfavorable processing margins, Kinder Morgan instead pays us the lesser of (i) the difference between the processing margin and a specified threshold or (ii) a fixed fee per Mcf of KMTP Gas.

We also have a gas transportation agreement and a related gas sales agreement with Kinder Morgan. Each of our agreements with Kinder Morgan extends through January 31, 2011, with automatic annual renewals thereafter unless canceled by either party upon 180 days’ prior written notice, in the case of the processing and gas transportation agreements, or 30 days’ prior written notice, in the case of the sales agreement.

For the year ended December 31, 2009, approximately 80% of the natural gas volumes processed or conditioned at our Houston Central plant were delivered to the plant through the Kinder Morgan Laredo-to-Katy pipeline, while the remaining 20% were delivered directly to the plant from our Houston Central gathering systems. Of the volumes delivered from the Kinder Morgan Laredo-to-Katy pipeline, approximately 38% were from our gathering systems or under our contracts, while 62% were “KMTP Gas.” Of the total NGLs extracted at the plant during this period, 29% originated from KMTP Gas, and 71% from our south Texas gathering systems, including our Houston Central gathering systems.

Our Long-Term Growth Strategy

As part of our long-term growth strategy, we continue to review complementary acquisitions of midstream assets in our operating areas as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. We pursue acquisitions and capital projects that we believe will allow us to capitalize on our existing infrastructure, personnel and relationships with producers and customers to provide midstream services. We also evaluate acquisitions in new geographic areas to the extent they offer cash flow and operational growth opportunities that are attractive to us, as well as installation or construction of significant new facilities in such areas. To consummate larger acquisitions or complete significant organic expansion or greenfield projects, we will require access to additional capital on competitive terms. Generally, we believe that, over the long term, our cost of equity capital relative to master limited partnerships (“MLPs”) of similar size will be favorable because, unlike many of our competitors that are MLPs, neither our management nor any other party holds incentive distribution rights that entitle them to increasing percentages of cash distributions as per-unit cash distributions increase. If possible under then-existing market conditions, we intend to finance future large acquisitions and significant organic expansion or greenfield projects primarily through the issuance of debt and equity. For a more detailed discussion of our capital resources, including the effects of capital market conditions on our ability to implement our growth strategy, please read “— Liquidity and Capital Resources.”

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

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include assertions related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	our ability to successfully integrate any acquired asset or operations;

•	the volatility of prices and market demand for natural gas, crude oil and NGLs;

•	our ability to continue to obtain new sources of natural gas supply;

•	our ability to access NGL fractionation capacity;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain key customers;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our Results of Operation

	Year Ended December 31,
	2009	2008	2007
	($ In thousands)

Total segment gross margin(1)(2)	$219,450	$254,144	$204,598
Operations and maintenance expenses(2)	51,477	53,824	40,706
Depreciation, amortization and impairment(2)	56,975	52,916	39,875
General and administrative expenses	39,511	45,571	34,638
Taxes other than income	3,732	3,019	2,637
Equity in earnings from unconsolidated affiliates	(4,600)	(6,889)	(2,850)

Operating income	72,355	105,703	89,592
Gain on retirement of unsecured debt	3,939	15,272	—
Interest and other financing costs, net	(54,634)	(63,804)	(26,497)
Provision for income taxes	(794)	(1,249)	(1,714)
Discontinued operations, net of tax	2,292	2,291	1,794

Net income	$23,158	$58,213	$63,175

Total segment gross margin:
Oklahoma(2)	$76,686	$133,112	$112,763
Texas	103,620	142,723	121,935
Rocky Mountains	3,254	5,877	1,145

Segment gross margin(2)	183,560	281,712	235,843
Corporate and other(3)	35,890	(27,568)	(31,245)

Total segment gross margin(1)(2)	$219,450	$254,144	$204,598

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(2)(4)	$0.80	$1.52	$1.55
Texas:
Service throughput ($/MMBtu)(5)	$0.46	$0.57	$0.52
Rocky Mountains:
Producer service throughput ($/MMBtu)(6)	$0.04	$0.06	$0.06
Volumes:
Oklahoma:(4)(7)
Service throughput (MMBtu/d)	262,259	238,836	199,906
Plant inlet volumes (MMBtu/d)	163,474	156,057	144,050
NGLs produced (Bbls/d)	15,977	15,126	13,771
Texas:(5)(8)
Service throughput (MMBtu/d)	619,615	686,791	642,528
Pipeline throughput (MMBtu/d)	290,627	314,252	296,288
Plant inlet volumes (MMBtu/d)	539,633	610,249	567,073
NGLs produced (Bbls/d)	17,959	16,150	18,275
Rocky Mountains:
Producer service throughput (MMBtu/d)(6)	165,579	220,792	224,525

Maintenance capital expenditures	$9,728	$11,769	$9,062
Expansion capital expenditures	61,424	169,056	884,290

Total capital expenditures	$71,152	$180,825	$893,352

Operations and maintenance expenses:
Oklahoma(2)	$23,469	$23,874	$20,261
Texas	27,960	29,950	20,437
Rocky Mountains	48	—	8

Total operations and maintenance expenses(2)	$51,477	$53,824	$40,706

(1)	Total segment gross margin is a non-GAAP financial measure. See “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Excludes results attributable to our crude oil pipeline and related assets, which are classified as discontinued operations as discussed in Note 15, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this report.

(3)	Corporate and other includes results attributable to Copano’s commodity risk management activities.

(4)	Excludes volumes associated with our interest in Southern Dome. For 2009, plant inlet volumes for Southern Dome averaged 13,137 MMBtu/d and NGLs produced averaged 478 Bbls/d. For 2008, plant inlet volumes for Southern Dome averaged 9,923 MMBtu/d and NGLs produced averaged 364 Bbls/d. For 2007, plant inlet volumes for Southern Dome averaged 6,061 MMBtu/d and NGLs produced averaged 244 Bbls/d.

(5)	Excludes results and volumes associated with our interest in Webb Duval. Volumes transported by Webb Duval, net of intercompany volumes, were 78,160 MMBtu/d, 91,342 MMBtu/d and 93,887 MMBtu/d for 2009, 2008 and 2007, respectively.

(6)	Producer services throughput consists of volumes purchased for resale, volumes gathered under firm capacity gathering agreements with Fort Union and volumes transported using firm capacity agreements with WIC. Excludes results and volumes associated with our interests in Bighorn and Fort Union. Combined volumes gathered by Bighorn and Fort Union were 975,785 MMBtu/d and 945,925 MMBtu/d for 2009 and 2008, respectively.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including our owned plants and plants owned by third parties. For 2009, plant inlet volumes averaged 126,776 MMBtu/d and NGLs produced averaged 13,044 Bbls/d for plants owned by the Oklahoma segment. For 2008, plant inlet volumes averaged 114,142 MMBtu/d and NGLs produced averaged 11,570 Bbls/d for plants owned by the Oklahoma segment. For 2007, plant inlet volumes averaged 93,173 MMBtu/d and NGLs produced averaged 9,349 Bbls/d for plants owned by the Oklahoma segment.

(8)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 525,413 MMBtu/d and NGLs produced averaged 16,810 Bbls/d for 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 596,535 MMBtu/d and NGLs produced averaged 14,715 Bbls/d for 2008 for plants owned by the Texas segment. Plant inlet volumes averaged 552,690 MMBtu/d and NGLs produced averaged 16,317 Bbls/d for 2007 for plants owned by the Texas segment.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Net income decreased by 60% to $23.2 million, or $0.40 per unit on a diluted basis for 2009 compared to net income of $58.2 million, or $1.01 per unit on a diluted basis for 2008. The drivers of net income for 2009 compared to 2008 included:

•	a decrease in total segment gross margin of $34.7 million, consisting of a $98.2 million decrease in operating segment gross margins primarily reflecting average NGL price declines of 42% on the Conway index and 45% on the Mt. Belvieu index and lower overall service throughput volumes, offset by an increase of $63.5 million from commodity risk management activities;

•	an increase in depreciation, amortization and impairment expenses of $4.1 million primarily related to expanded operations in north Texas;

•	a decrease of $11.3 million attributable to lower gain on the retirement of debt in 2009;

•	an increase in taxes other than income taxes of $0.7 million; and

•	a decrease of $2.3 million in equity in earnings of unconsolidated affiliates primarily as a result of a noncash impairment charge associated with inactive pipelines owned by Bighorn, of which our portion totaled $1.8 million;

partially offset by:

•	a decrease in general and administrative expenses of $6.1 million and operations and maintenance expenses of $2.4 million primarily related to reduced bad debt expense and successful cost reduction efforts, including reduced employee compensation expense and third-party service provider fees;

•	a decrease of $9.2 million in interest expense primarily related to (i) a noncash mark-to-market gain on interest rate swaps for 2009 of $2.8 million compared to a $10.0 million loss in 2008, a change of

$12.8 million, and (ii) reduced amortization expense related to debt issuance costs of $0.6 million, offset by an increase in interest paid of $4.2 million as a result of increased average outstanding borrowings offset by lower average interest rates between the periods; and

•	a decrease in income taxes of $0.4 million.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $76.7 million for 2009 compared to $133.1 million for 2008, a decrease of $56.4 million, or 42%. The decrease in segment gross margin resulted primarily from period over period decreases in average natural gas and NGL prices of 54% and 42%, respectively. The Oklahoma segment gross margin per unit of service throughput decreased $0.73 per MMBtu to $0.80 per MMBtu for 2009 compared with $1.52 per MMBtu for 2008. The reduction in segment gross margin was partially offset by increases in NGLs produced, plant inlet volumes and service throughput of 6%, 5% and 10%, respectively. NGLs produced at the Paden plant increased 14% during 2009 as compared to 2008. The increase in throughput is primarily attributable to the residual effects of drilling activity initiated during the favorable pricing environment in early 2008. Please read “— Trends and Uncertainties — Market and Industry Trends.” The Oklahoma segment included our crude oil pipeline activities through September 30, 2009. The segment gross margin results above exclude $2.6 million and $3.3 million related to our crude oil pipeline activities for 2009 and 2008, respectively. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Texas Segment Gross Margin.  Texas segment gross margin was $103.6 million for 2009 compared to $142.7 million for 2008, a decrease of $39.1 million, or 27%. The decrease in segment gross margin was primarily attributable to a decline in average NGL prices, which decreased 45% from 2008, a 10% decline in service throughput and a 12% decline in plant inlet volume from 2008. Volumes originating from the Texas segment and delivered to the plant decreased approximately 10% from 2008. The decrease in Texas segment gross margin was partially offset by lower average natural gas prices, which decreased 56% compared to 2008. The Texas segment gross margin per unit of service throughput decreased $0.11 per MMBtu to $0.46 per MMBtu for 2009, compared with $0.57 per MMBtu for 2008. The decrease in segment gross margin per unit of service throughput was attributable to the decrease in the realized prices for NGLs. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $3.3 million for 2009 compared to $5.9 million for 2008, a decrease of $2.6 million, or 44%. This decrease is primarily the result of lower volumes, which in 2009 were largely attributable to unfavorable commodity pricing environment as producers cut back drilling programs and temporarily ceased production on marginal wells in response to weaker natural gas prices, and is slightly offset by compressor fee income for the rental of compressors to Bighorn beginning in January 2009.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was a gain of $35.9 million for 2009 compared to losses of $27.6 million for 2008. The gain for 2009 includes $68.7 million of net cash settlements received on expired commodity derivative instruments and $4.1 million of unrealized mark-to-market gains on our commodity derivative instruments offset by $37.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The loss for 2008 includes $32.8 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $2.8 million of unrealized mark-to-market losses on our commodity derivative instruments, offset by $8.0 million of net cash settlements received on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $51.5 million for 2009 compared to $53.8 million for 2008. The 4% decrease is attributable to decreases of $0.4 million in our Oklahoma segment and $1.9 million in our Texas segment primarily due to our cost control efforts and decreased costs for chemicals, utilities and repair and maintenance.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment totaled $57.0 million for 2009 compared with $52.9 million for 2008, an increase of 8%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to December 31, 2008 including expenditures relating to construction of our Saint Jo plant.

General and Administrative Expenses.  General and administrative expenses totaled $39.5 million for 2009 compared with $45.6 million for 2008. The 13% decrease consists primarily of (i) a $5.3 million reduction in personnel, consultants, insurance, compensation and benefits costs, (ii) a reduction in legal and accounting fees of $2.1 million, (iii) reduction in costs of preparing and processing tax K-1s to unitholders of $0.3 million and (iv) an increase of $0.1 million in the management fees that we received from our affiliated entities. These reductions in costs were partially offset by (i) an increase of $0.8 million in expenses associated with acquisition initiatives, (ii) non-cash compensation expense of $0.9 million related to amortization of the fair value of restricted units, phantom units, unit options and unit appreciation rights issued under our LTIP.

Interest and Other Financing Costs.  Interest and other financing costs totaled $55.8 million for 2009 compared with $65.0 million for 2008, a decrease of $9.2 million, or 14%. Interest expense related to our revolving credit facility totaled $8.2 million (including net settlements paid under our interest rate swaps of $5.4 million and net of $3.4 million of capitalized interest) and $8.0 million (including net settlements paid under our interest rate swaps of $1.8 million and net of $3.5 million of capitalized interest) for 2009 and 2008, respectively. Interest and other financing costs for 2009 includes unrealized mark-to-market gains of $2.7 million on undesignated interest rate swaps. Interest and other financing costs for 2008 includes unrealized mark-to-market losses of $10.0 million on undesignated interest rate swaps Interest expense on our senior unsecured notes increased to $46.5 million for 2009 from $42.5 million in 2008 primarily as a result of issuing $300 million of senior unsecured notes on May 16, 2008 partially offset by interest savings as a result of retiring $67.8 million of senior unsecured notes from November 2008 through March 2009. Amortization of debt issue costs totaled $4.0 million and $4.5 million for 2009 and 2008, respectively. Average borrowings under our credit arrangements for 2009 and 2008 were $848.8 million and $720.7 million with average interest rates of 7.2% and 7.9%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Gain on Unsecured Debt Retirement.  During 2009, we repurchased and retired $18.2 million aggregate principal amount of our 7.75% senior unsecured notes due 2018 using available cash and borrowings under our revolving credit facility. During the fourth quarter of 2008, we repurchased and retired a face amount of $32.3 million principal of our 7.75% senior unsecured notes due 2018 and $17.3 million principal of our 8.125% senior unsecured notes due 2016 using available cash and our revolving credit facility. As a result of repurchasing the notes below par value, we recognized a gain of $3.9 million and $15.3 million for the years ended December 31, 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net income for 2008 decreased by 8% to $58.2 million, or $1.01 per unit on a diluted basis, compared to net income of $63.2 million, or $1.36 per unit on a diluted basis, for 2007. The major drivers of our net income for 2008 compared to 2007 included:

•	an increase in total segment gross margin of $49.5 million, primarily as a result of a $45.8 million increase in operating segment gross margin reflecting higher average commodity prices year over year and increased service throughput, and a $3.7 million improved contribution from our commodity risk management activities;

•	an increase in operations, maintenance and depreciation expenses of $32.9 million, primarily related to expanded operations in north Texas, full year activities of the Rocky Mountains segment, increases in labor, compression, chemicals, utility and repair and maintenance expenses and the effects of Hurricane Ike;

•	an increase in equity in earnings of our unconsolidated affiliates of $4.7 million, primarily related to the Rocky Mountains acquisition;

•	the gain of $15.3 million related to the repurchase and retirement of the senior unsecured notes previously discussed;

•	non-cash charges totaling $15.8 million related to (i) $10.0 million of mark-to-market losses on Copano’s undesignated interest rate swaps, (ii) $3.5 million of goodwill impairment related to the Rocky Mountains acquisition and additional amortization of the basis differential on our investment in Bighorn, (iii) a

$1.3 million write-off of certain accounts receivable balances and (iv) a $1.0 million write-off of debt issuance costs related to the repurchase and retirement of our senior unsecured notes;

•	an increase in interest expense of $24.6 million as a result of increased average outstanding borrowings from 2007 to 2008 ($721 million in 2008 compared to $376 million in 2007);

•	a decrease in interest income of $1.7 million; and

•	an increase in the results of discontinued operations of $0.5 million as a result of the sale of the crude line operations.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $133.1 million for 2008 compared to $112.8 million for 2007, an increase of $20.3 million, or 18%. The increase in segment gross margin resulted primarily from increases in NGLs produced, plant inlet volumes and service throughput of 10%, 8% and 19%, respectively, and higher average natural gas and NGL prices. NGLs produced at the Paden plant increased 30% during 2008 as compared to 2007. Year over year increases in natural gas and NGL prices of 17% and 12%, respectively, also contributed to the increase in segment gross margin. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Texas Segment Gross Margin.  Texas segment gross margin was $142.7 million for 2008 compared to $121.9 million for year ended December 31, 2007, an increase of $20.8 million, or 17%. The increase in segment gross margin was primarily attributable to higher service throughput, which increased 7% primarily reflecting expanded operations in north Texas. Texas segment gross margin per unit of service throughput increased $0.05 per MMBtu to $0.57 per MMBtu in 2008 compared to 2007. The increase in segment gross margin per unit of service throughput was attributable to processing natural gas high in NGL content. Average NGL prices increased 27% over 2007. This increase was partially offset by higher natural gas prices in 2008, which increased 32% compared to 2007. Please read “— Trends and Uncertainties — Market and Industry Trends — Commodity Price and Producer Activity” and “— Our Contracts.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains gross margin was $5.9 million for 2008 compared to $1.1 million for the period from October 1, 2007 through December 31, 2007. This represents an increase of $4.8 million primarily due to 2008 representing a full year of activity compared to the three months after the acquisition in 2007.

Corporate and Other.  Corporate and other includes our commodity risk management losses of $27.6 million for 2008 compared to losses of $31.2 million for 2007. The loss for 2008 includes $32.8 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $2.8 million of unrealized mark-to-market losses on our commodity derivative instruments, offset by $8.0 million of net cash settlements received on expired commodity derivative instruments. The loss for 2007 consists of $21.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments, $10.1 million of unrealized mark-to-market losses on our commodity derivative instruments and $0.1 million of net cash settlements paid on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $53.8 million for 2008 compared to $40.7 million for 2007. The 32% increase is primarily attributable to (i) increases in labor, compression, insurance, materials and supplies and repair expenses totaling $1.2 million, generally associated with Oklahoma assets we acquired as part of Cimmarron in May 2007, and (ii) increases in labor, chemicals, utilities, lease rentals and repair and maintenance expenses totaling $11.9 million, generally associated with our expansion of north Texas assets we acquired as part of Cimmarron in May 2007.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment totaled $52.9 million for 2008 compared with $39.9 million for 2007, an increase 33%. This increase relates primarily to additional depreciation, amortization and impairment associated with our 2007 acquisitions and related capital expenditures we made in 2008, and a $2.8 million impairment of goodwill related to the Rocky Mountains acquisition.

General and Administrative Expenses.  General and administrative expenses totaled $45.6 million for 2008 compared with $34.6 million for 2007. The 32% increase consists primarily of (i) $3.5 million for additional personnel, consultants, insurance and compensation, (ii) additional expenses incurred by our Oklahoma segment of

$1.6 million, primarily due to costs associated with Cimmarron assets, (iii) additional expenses incurred by our Texas segment of $0.9 million primarily due to costs associated with the north Texas assets, (iv) legal and accounting fees of $0.9 million, (v) non-cash compensation expense of $2.1 million related to amortization of the fair value of restricted units, phantom units and unit options issued to employees and directors, (vi) $1.7 million of costs associated with the Rocky Mountains segment acquired in October 2007, (vii) a $1.3 million bad debt expense due to customer nonpayment and (viii) costs of preparing and processing tax K-1s to unitholders of $0.3 million, offset by (i) a decrease of $1.0 million in expenses associated with acquisition initiatives that were not consummated, and (ii) increases in management fee reimbursements from our equity investments of $0.3 million.

Interest and Other Financing Costs.  Interest and other financing costs totaled $65.0 million for 2008 compared with $29.4 million for 2007, an increase of $35.6 million, or 121%. Interest expense related to our revolving credit facility totaled $8.0 million (including net settlements under our interest rate swaps of $1.8 million and net of $3.5 million of capitalized interest) and $8.1 million (including $0.4 million of net settlements under our interest rate swaps and net of $0.9 million of capitalized interest) for 2008 and 2007, respectively. Interest and other financing costs for 2008 and 2007 includes unrealized mark-to-market losses of $10.0 million and $0.1 million, respectively, on undesignated interest rate swaps. Interest on our senior unsecured notes increased to $42.5 million for 2008 from $19.5 million for 2007 because we issued an additional $125 million of senior unsecured notes due 2016 on November 19, 2007 and $300 million of senior unsecured notes due 2018 on May 16, 2008. Amortization of debt issue costs totaled $4.5 million and $1.7 million for 2008 and 2007, respectively. Average borrowings under our credit arrangements for 2008 and 2007 were $720.7 million and $376.5 million with average interest rates of 7.9% and 7.9%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Gain on Unsecured Debt Retirement.  During the fourth quarter of 2008, we repurchased and retired a face amount of $32.3 million principal of our 7.75% senior unsecured notes due 2018 and $17.3 million principal of our 8.125% senior unsecured notes due 2016 using available cash and our revolving credit facility. As a result of repurchasing the notes below par value, we recognized a gain of $15.3 million in 2008.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated as reported in the historical consolidated statements of cash flows found in Item 8 of this report.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$141,318	$89,924	$128,218
Net cash used in investing activities	(70,967)	(198,855)	(727,052)
Net cash (used in) provided by financing activities	(89,343)	99,950	632,015

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $141.3 million for 2009 compared to $89.9 million for 2008. The increase in cash provided by operating activities of $51.4 million was attributable to the following changes:

•	risk management activities provided an additional $57.2 million of cash flow for 2009 as compared to 2008, primarily because we purchased commodity derivative instruments totaling $6.9 million during 2009, whereas in 2008, we purchased $60.2 million of commodity derivative instruments;

partially offset by:

•	cash distributions received from our unconsolidated affiliates (Bighorn, Fort Union, Webb Duval and Southern Dome) were $1.5 million lower in 2009 compared to 2008; and

•	interest payments for 2009 were $4.3 million higher compared to the same period in 2008 as a result of issuing $300 million of senior unsecured notes in May 2008 partially offset by interest savings as a result of retiring $67.8 million of senior unsecured notes from November 2008 through March 2009.

Net cash provided by operating activities was $89.9 million for 2008 compared to $128.2 million for 2007. The decrease in cash provided by operating activities of $38.3 million was attributable to the following changes:

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

Investing Cash Flows.  Net cash used in investing activities was $71.0 million for 2009. Investing activities for 2009 included (i) $79.3 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $4.2 million of investment in Bighorn, and (iii) other investing activities of $2.4 million; offset by (i) $8.8 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings and (ii) $6.1 million of proceeds from the sale of assets, primarily relating to our crude oil pipeline operations.

Net cash used in investing activities was $198.9 million for 2008. Investing activities for 2008 included (i) $174.5 million of capital expenditures related to the expansion and modification of our Paden plant, progress payments for the purchase of compression, construction of the Saint Jo plant, bolt-on pipeline acquisitions and constructing well interconnects to attach volumes in new areas, (ii) $26.8 million of investment in Bighorn and Fort Union and (iii) escrow cash and other investing activities of $1.0 million, offset by $3.4 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings and other.

Net cash used in investing activities was $727.1 million for 2007. Investing activities for 2007 included (i) $641.1 million of capital expenditures related to the Cantera and Cimmarron acquisitions, (ii) $84.3 million of capital expenditures related to bolt-on pipeline acquisitions, the expansion and modification of our Paden plant and progress payments for the purchase of compression and (iii) $1.7 million of investment in Bighorn after the closing of the acquisition in October 2007.

Financing Cash Flows.  Net cash used in financing activities totaled $89.3 million during 2009 and included (i) borrowings under our revolving credit facility of $70.0 million and (ii) proceeds from the exercise of unit options of $0.7 million offset by (i) the retirement of $14.3 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 and (ii) distributions to our unitholders of $125.7 million and (iii) the repayment of $20.0 million of our revolving credit facility.

Net cash provided by financing activities totaled $100.0 million during 2008 and included (i) borrowings under our revolving credit facility of $279.0 million, (ii) issuance of our senior unsecured notes due 2018 of $300.0 million, (iii) capital contributions of $4.1 million from our pre-IPO Investors to fulfill their G&A expense reimbursement obligations and (iv) proceeds from the exercise of unit options of $1.1 million, offset by (i) repayments under our debt arrangements of $373.3 million, including the retirement of a total $34.3 million of our senior unsecured notes due 2016 and 2018 (ii) distributions to our unitholders of $104.2 million and (iii) deferred financing costs of $6.7 million.

Net cash provided by financing activities totaled $632.0 million during 2007 and included (i) borrowings under our revolving credit facility of $538.0 million, (ii) issuance of additional senior unsecured notes due 2016 of $125.8 million, (iii) proceeds from our private placements of common units of $157.1 million and Class E units of $177.9 million in October 2007 in connection with the Cantera acquisition, (iv) capital contributions of $10.0 million from our pre-IPO Investors to fulfill their G&A expense reimbursement obligations and (v) proceeds from the exercise of unit options of $1.8 million, offset by (i) repayments under our debt arrangements of $289.5 million, (ii) distributions to our unitholders of $73.6 million, (iii) deferred financing costs of $10.7 million and (iv) equity offering costs of $4.8 million related to our private placements of equity during 2007.

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

Effects of Recent Economic Changes; Outlook.  Commodity prices at the end of 2008 and during 2009, together with the constrained capital and credit markets and overall economic downturn, led to a decline in drilling activity, and in turn a decline in the volumes of natural gas we gathered and processed in 2009. Although commodity prices and financial market conditions have continued to recover, improvements in drilling activity remain sporadic, and it remains unclear when producers will undertake sustained increases in drilling activity throughout the areas in which we operate. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

We have been able to offset the effects of lower prices using commodity derivative instruments we acquired during the favorable pricing environment that prevailed before late 2008; however, we cannot use derivative instruments to offset the effects of lower volumes. In addition, the strike prices of derivative instruments we acquired in 2008 are substantially higher than those of instruments we acquired in the fourth quarter of 2009 and first quarter of 2010, as well as the strike prices available for commodity derivative instruments we could purchase today. Derivative instruments reflect commodity price forward curves in effect at the time of purchase, and our more recently purchased derivative instruments will not be as beneficial as those we acquired in 2008.

We believe that cash from operations and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans or assumptions change, are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions and organic expansion have been, and our management believes will continue to be, key elements of our business strategy. In addition, we continue to consider opportunities for strategic greenfield projects. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt or equity issuances, or both. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets, and other financial and business factors, many of which are beyond our control.

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

During 2009, our capital expenditures totaled $71.2 million, consisting of $9.8 million of maintenance capital and $61.4 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our revolving credit facility. Expansion capital expenditures were related to the construction and completion of our Saint Jo plant and related downstream natural gas and NGL pipelines, as well as purchasing compressors and constructing well interconnects to attach volumes in new areas. Based on our current scope of operations, we anticipate incurring approximately $10 million to $12 million of maintenance capital expenditures over the next 12 months. We anticipate incurring approximately $125 to $140 million in expansion capital expenditures in 2010 primarily related to enhancing the capabilities and capacities of our current asset base.

On December 17, 2009, the FERC issued an order denying Transco the authority to abandon its McMullen Lateral pipeline in south Texas. Our agreement to purchase the McMullen Lateral from Transco was contingent on receipt of FERC authorizations. We will not file for rehearing with the FERC, and our agreement to purchase the McMullen Lateral terminated.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	31,911	127,645

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan (“LTIP”). Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of February 1, 2010, we had 105,501 outstanding restricted units and 697,636 outstanding phantom units.

Contractual Cash Obligations.  A summary of our contractual cash obligations as of December 31, 2009, is as follows:

	Payment Due by Period
	Total				More than 5
Type of Obligation	Obligation	Within 1 Year	2-3 Years	4-5 Years	Years
	(In thousands)

Long-term debt	$852,190	$—	$270,000	$—	$582,190
Interest(1)	343,082	51,358	101,703	92,608	97,413
Gathering and transportation firm commitments	119,251	14,458	32,756	29,817	42,220
Operating leases	7,044	3,360	2,304	953	427

Total contractual cash obligations(2)	$1,321,567	$69,176	$406,763	$123,378	$722,250

(1)	These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2009, the fair value of our interest rate swap contracts, which expire between July 2010 and October 2012, totaled $8.1 million.

(2)	These amounts exclude capital expenditures we have committed to approved capital projects.

In addition to our contractual obligations noted in the table above, we have both fixed and variable quantity contracts to purchase natural gas, which were executed in connection with our natural gas marketing activities. As of December 31, 2009, we had fixed contractual commitments to purchase 827,000 MMBtu of natural gas in January 2010. All of these contracts were based on index-related prices. Using these index-related prices at December 31, 2009, we had total commitments to purchase $4.8 million of natural gas under such agreements. Our contracts to purchase variable quantities of natural gas at index-related prices range from one month to the life of the dedicated production. As the contracts are denominated in the quantity of the gas purchased the value of the obligation will float with the related commodity index. During December 2009, we purchased 10,527,002 MMBtu of natural gas under such contracts.

For a discussion of our real property leases, please read Item 1, “Business — Office Facilities.”

Our Indebtedness

As of December 31, 2009 and 2008, our aggregate outstanding indebtedness totaled $852.2 million and $820.4 million, respectively, and we were in compliance with our financial debt covenants.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family rating of Ba3, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-2. On December 16, 2009, Moody’s placed our Corporate Family rating and our senior unsecured notes ratings under review for a possible downgrade. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of December 31, 2009, we had $270.0 million of outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent. We borrowed an additional $20.0 million in February 2010, for total borrowings outstanding of $290.0 million as of February 19, 2010.

Our revolving credit facility matures on October 18, 2012. Our revolving credit facility includes 29 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of December 31, 2009 and 2008, we had no letters of credit outstanding. Guaranty Financial Group Inc., a lender under our revolving credit facility whose commitment represents approximately 3% of the total lender commitments, was closed by the Office of Thrift Supervision on August 21, 2009 and all deposits and selected bank assets, including its commitment under our revolving credit facility, were sold to another of our current lenders, BBVA Compass. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

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

Annual interest under the revolving credit facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50%, or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. The effective average interest rate on borrowings under the revolving credit facility for 2009, 2008 and 2007 was 4.8%, 6.5% and 6.9%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, respectively, was 0.25%, 0.25% and 0.20%. Interest and other financing costs related to the revolving credit facility totaled $8.3 million, $11.8 million and $10.2 million for 2009, 2008 and 2007, respectively.

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

At December 31, 2009, our ratio of total debt to EBITDA was 4.4x, and our ratio of EBITDA to interest expense was 3.6x. Based on our ratio of total debt to EBITDA, our available borrowing capacity under the revolving credit facility at December 31, 2009 was approximately $122 million.

Our revolving credit facility also contains customary events of default, including the following:

•	failure to pay any principal when due, or within specified grace periods, any interest, fees or other amounts;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject to grace periods in some cases;

•	default on the payment of any other indebtedness in excess of $5 million, or in the performance of any obligation or condition with respect to such indebtedness, beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	our inability to demonstrate compliance with financial covenants within a specified period after Bighorn or Fort Union is prohibited from making a distribution to its members;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $5 million upon which enforcement proceedings are brought or are not stayed pending appeal; and

•	a change of control (as defined in the revolving credit facility).

If an event of default exists under the revolving credit facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the revolving credit facility.

Senior Notes.  At December 31, 2009, we had $332.7 million in principal amount of our 8.125% senior unsecured notes due 2016 (“2016 Notes”) outstanding, and $249.5 million in principal amount of our 7.75% senior unsecured notes due 2018 (“2018 Notes”) outstanding. We refer to the 2016 Notes and the 2018 Notes collectively as the “Senior Notes.”

Interest and other financing costs relating to the 2016 Notes totaled $27.8 million, $29.5 million and $20.2 million for 2009, 2008 and 2007, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Interest and other financing costs relating to the 2018 Notes, which we issued in May 2008, totaled $20.4 million and $15.4 million for 2009 and 2008, respectively. Interest on the 2018 Notes is payable each June 1 and December 1.

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

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At December 31, 2009, our ratio of EBTIDA to fixed charges was 3.4x.

Impact of Inflation

The midstream natural gas industry experienced increasing costs of chemicals, utilities, materials and supplies, labor and equipment in recent years, due in part to increased activity in the energy sector and high commodity prices. After commodity prices declined sharply in late 2008, operating costs began a correction, and by the end of 2009, these costs had stabilized. Although the impact of inflation has not been material in recent years, it remains a factor in the midstream natural gas industry and in the United States economy in general. To the extent permitted by competition, regulation and our existing agreements, we may pass along increased costs to our customers in the form of higher fees.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009 and 2008.

Recent Accounting Pronouncements

GAAP Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” No. 168), “Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” which amends the hierarchy of U.S. GAAP to establish the ASC and SEC rules and interpretive releases as the source of authoritative GAAP recognized by the FASB for SEC registrants. The ASC does not change GAAP but rather combines various existing sources into a single authoritative source. We adopted SFAS No. 168 on July 1, 2009 and upon adoption all non-SEC (non-grandfathered) accounting and reporting standards have been superseded, and all non-SEC accounting literature not included in the ASC is deemed non-authoritative. SFAS No. 168 did not change our disclosures or underlying accounting upon adoption. Where we refer to FASB ASC standards in our financial statements, we have also included citations to the corresponding pre-codification standards.

Subsequent Events

On July 1, 2009, we adopted FASB ASC 855, “Subsequent Events” (SFAS No. 165), as amended in February 2010, which clarifies FASB’s requirements for the recognition and disclosure of significant events occurring subsequent to the balance sheet date. The standard does not change our current recognition but does require that we evaluate subsequent events through the date we issue our financial statements.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which updates FASB ASC 820-10 to require new disclosure of amounts transferred in and out of Level 1 and Level 2 of the fair value hierarchy and presentation of a reconciliation of changes in fair value amounts in the Level 3 fair value hierarchy on a gross basis rather than a net basis. Additionally, ASU 2010-06 requires greater disaggregation of the assets and liabilities for which fair value measurements are presented and requires expanded disclosure of the valuation techniques and inputs used for Level 2 and Level 3 fair value measurements. We are currently evaluating the impact that ASU 2010-06 may have on our fair value measurement disclosures, but the new guidance will not impact our financial condition or results of operations.

In April 2009, the FASB updated FASB ASC 825 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FASB Staff Position (“FSP”) 107-1) which requires us to provide additional fair value information for certain financial instruments in interim financial statements, similar to disclosure in our annual financial statements. The standard does not require disclosures for periods prior to initial adoption. We adopted this standard on June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

FASB ASC 820 (FSP No. SFAS 157-2), “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral provided by this statement expired on January 1, 2009 which did not have a material impact on our consolidated cash flows, results of operations or financial position.

In April 2009, the FASB amended FASB ASC 820-10 (FSP FAS 157-4) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on estimating the fair value of an asset and liability when the volume and level of activity for the asset or liability have significantly decreased. The guidance further emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. FASB ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

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

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. For further details on our accounting policies, please read Notes 2 and 3 to our consolidated financial statements included in Item 8 in this report.

Investments in Unconsolidated Affiliates

We own a 62.5% equity investment in Webb Duval, a Texas general partnership, a majority interest in Southern Dome, a Delaware limited liability company, a 51% equity investment in Bighorn , a Delaware limited liability company, and a 37.04% equity investment in Fort Union , a Delaware limited liability company. Although we are the managing partner or member in each of these equity investments and own a majority interest in some of these equity investments, we account for these investments using the equity method of accounting because the remaining general partners or members have substantive participating rights with respect to the management of each of these equity investments. Equity in earnings from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations.

The impairment test for our investments in unconsolidated affiliates requires that we consider whether the fair value of our equity investment as a whole, not the underlying net assets, has declined, and if so, whether that decline is other than temporary. We periodically reevaluate our equity — method investments to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (APB No. 18). Throughput volumes on Bighorn and Fort Union have not met our initial projections because producers in the Rocky Mountains suspended drilling in response to the weak pricing environment that emerged in late 2008. As of December 31, 2009, based on favorable forecasted pricing in the region, we believe it is probable that producers on our dedicated acreage will increase drilling and production in the future and that we will recover our investments in Bighorn and Fort Union. If the assumptions underlying our expectations prove incorrect and volumes do not recover either due to a lack of increased drilling activity or a weak pricing environment, we ultimately would be required to record an impairment of our interests in Bighorn, in Fort Union, or both.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 144) we evaluate whether long-lived assets, including related intangibles, have been impaired when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of management’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

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

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. An estimate of the sensitivity of these assumptions to our estimated future undiscounted cash flows used in our impairment review is not practicable given the extensive array of our assets and the number of assumptions involved in these estimates. However, based on current period assumptions, a decrease in our estimated future undiscounted cash flows associated with certain assets of 10% could result in a potential impairment of these assets.

Revenue Recognition

Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our service-related revenue is recognized in the period when the service is provided and includes our fee-based service revenue for services such as transportation, compression and processing, including processing under tolling arrangements. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

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

Our most common contractual arrangements for gathering, transporting, processing and conditioning natural gas are summarized below. In our Oklahoma and Texas segments, we often provide services under contracts that reflect a combination of these contract types, while substantially all of our Rocky Mountains segment’s contracts reflect fixed-fee arrangements. In addition to providing for compensation for our gathering, transportation, processing or conditioning services, in many cases, our contracts for natural gas supplies also allow us to charge producers fees for treating, compression, dehydration or other services. Additionally, we may share a fixed or variable portion of our processing margins with the producer or third-party transporter in the form of “processing upgrade” payments during periods where such margins are in excess of an agreed-upon amount. See Item 7 “— Our Contracts” for additional information on our contractual arrangements.

Risk Management Activities

FASB ASC 815 (SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with FASB ASC 815 (SFAS No. 133), we recognize all derivatives as either risk management assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. If the financial instruments meet the hedging criteria, changes in fair value will be recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges. Ineffectiveness in cash flow hedges is recognized in earnings in the period in which the ineffectiveness occurs. Gains and losses on cash flow hedges are reclassified to operating revenue as the forecasted transactions occur. We included changes in our risk management activities in cash flow from operating activities on the consolidated statement of cash flows.

We use financial instruments such as puts, calls, swaps and other derivatives to mitigate the risks to our cash flow and profitability resulting from changes in commodity prices and interest rates. We recognize these transactions as assets and liabilities on our consolidated balance sheet based on the instrument’s fair value. We estimate the fair value of our financial derivatives using valuation models based on whether the inputs to those valuation techniques are observable or unobservable. For further details on our risk management activities, please read Notes 11, “Risk Management Activities,” to our consolidated financial statements included in Item 8 in this report.

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

In 2008, we acquired commodity derivative instruments with strike prices substantially higher than those of instruments we acquired in the fourth quarter of 2009 and first quarter of 2010, as well as the strike prices available for commodity derivative instruments we could purchase today. Derivative instruments reflect commodity price forward curves in effect at the time of purchase; therefore, our more recently purchased instruments will not be as beneficial as those we acquired in 2008.

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of: (i) processing or conditioning at our processing plants or third-party processing plants and (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices. The following discussion describes our commodity price risks as of December 31, 2009. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly.

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

Rocky Mountains.  Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fixed-fee arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. The cash flow from these arrangements is directly related to natural gas volumes and is not directly affected by commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, our cash flow would also decline.

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

Basis risk is the risk that the value of a hedge may not move in tandem with the value of the actual price exposure that is being hedged. Any disparity in terms, such as product, time or location, between the hedge and the underlying exposure creates the potential for basis risk. Our long position in natural gas in Oklahoma can serve as a hedge against our short position in natural gas in Texas. To the extent we rely on natural gas from our Oklahoma segment, which is priced primarily on the CenterPoint East index, to offset a short position in natural gas in our Texas segment, which is priced on the Houston Ship Channel index, we are subject to basis risk. In addition, we are subject to basis risk to the extent we hedge Oklahoma NGL volumes because, due to the extremely limited forward market for Conway-based hedge instruments, we use Mt. Belvieu priced hedge instruments for our Oklahoma NGL volumes. The CenterPoint East and Houston Ship Channel indices and the Mt. Belvieu and Conway indices historically have been highly correlated; however, these indices displayed greater variability beginning in late 2008 and for much of 2009 before returning to a correlation more consistent with their historical pattern in late 2009. To mitigate basis risk affecting our natural gas positions in Oklahoma and Texas, we entered into a basis swap between the Centerpoint East index and the Houston Ship Channel index for 2010.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.5 million to our total segment gross margin for the year ended December 31, 2009. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in approximately a $0.7 million decrease to our total segment gross margin, and vice versa, for the year ended December 31, 2009. These relationships are not necessarily linear. As actual prices have fallen below the strike prices of our hedges in 2009, sensitivity to further changes in commodity prices have been reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin.

Risk Management Oversight

We seek to mitigate the price risk of natural gas and NGLs, and our interest rate risk discussed below under “— Interest Rate Risk”, through the use of derivative instruments. These activities are governed by our risk management policy. Our Risk Management Committee is responsible for our compliance with our risk management policy and consists of our Chief Executive Officer, Chief Financial Officer and General Counsel and the President of any operating subsidiary. The Audit Committee of our Board of Directors monitors the implementation of our risk management policy, and we have engaged an independent firm to monitor compliance with our risk management policy.

Derivatives transactions may be executed by our Chief Financial Officer and all derivatives transactions must be authorized in advance of execution by our Chief Executive Officer.

As of December 31, 2009, we were in compliance with our risk management policy.

In July 2009, we amended our risk management policy to allow us to enter into basis swaps (floating for floating) and provide for basis swap volume limitations.

Commodity Price Hedging Activities

Permitted Derivative Instruments.  Our risk management policy allows our management to:

•	purchase put options or “put spreads” (purchase of a put and a sale of a put at a lower strike price) on WTI crude oil to hedge NGLs produced or condensate collected by us or an entity or asset to be acquired by us if a binding purchase and sale agreement has been executed (a “Pending Acquisition”);

•	purchase put or call options, enter into collars (purchase of a put together with the sale of a call) or “call or put spreads” ((i) purchase of a call and a sale of a call at a higher strike price or (ii) purchase of a put and a sale of a put at a lower strike price), fixed-for-floating swaps or floating-for-floating swaps (basis swaps) on natural gas at Henry Hub, Houston Ship Channel or other highly liquid points relevant to our operations or a Pending Acquisition;

•	purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps on NGLs to which we, or a Pending Acquisition, has direct price exposure, priced at Mt. Belvieu or Conway; and

•	purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for any processing plant relevant to our operations or a Pending Acquisition.

Limitations.  Our policy also limits the maturity and notional amounts of our derivatives transactions as follows:

•	Maturities with respect to the purchase of any crude oil, natural gas, NGLs, fractionation spread or processing margin spread hedge instruments must be limited to five years from the date of the transaction;

•	Except as provided below under “Exception to Volume Limitations,” we may not (i) purchase crude oil or NGLs put options, (ii) purchase natural gas put or call options, (iii) purchase fractionation spread or processing margin spread put options or (iv) enter into any crude oil, natural gas or NGLs spread options permitted by the policy if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged commodity would exceed 80% of the projected requirements or output, as applicable, for the hedged period. We are required to divest outstanding hedge positions only to the extent net notional hedged volumes with respect to an underlying hedged commodity exceed 100% of the projected requirements or output, as applicable, for the hedged period;

•	The aggregate volumetric exposure associated with swaps (other than basis swaps), collars and written calls relating to any product must not exceed the lesser of 50% of the aggregate hedged position or 35% of the projected requirements or output with respect to such product; and

•	We may not enter into a basis swap if, as a result of the proposed transaction, net notional hedged volumes with respect to the underlying hedged basis would exceed 80% of the projected requirements or output, as applicable, for the hedged period. We are required to divest outstanding basis swaps only to the extent net notional hedged volumes with respect to an underlying hedged basis exceed 100% of the projected requirements or output, as applicable, for the hedged period.

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

Approved Markets.  Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. All of our hedge counterparties are also lenders under our senior credit facility, and the payment obligations in connection with our hedge transactions are secured by a first priority lien on the collateral securing our senior secured indebtedness that ranks equal in right of payment with liens granted in favor of our senior secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of December 31, 2009.

We will seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in FASB ASC 815 (SFAS No. 133).

Oklahoma Segment.  Historically, we have used options priced on the CenterPoint East index to hedge natural gas in Oklahoma. For 2010, we used a basis swap between the Centerpoint East and the Houston Ship Channel indices to mitigate the basis risk affecting Oklahoma natural gas that we use to offset our short natural gas position in Texas. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the ONEOK Gas Transportation index and the CenterPoint East index. While this creates the potential for additional basis risk, statistical analysis reveals that the CenterPoint East index and the ONEOK Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mt. Belvieu index for NGL hedges. This creates the potential for basis risk. Since September 2008, prices on these indices have varied at differing rates, and in the third quarter of 2009, the basis between the Conway index and the Mt. Belvieu index widened to $9.95 per barrel. However, Conway prices for the fourth quarter and the beginning of 2010 indicate substantial moderation in this trend. The average basis differential between Mt. Belvieu and Conway of $7.47 per barrel for the third quarter of 2009 narrowed to $2.09 per barrel for the fourth quarter of 2009. At February 18, 2010 this basis differential was $2.99 per barrel. These recent price variations are inconsistent with historical statistical analysis indicating that the two indices have been highly correlated.

Texas Segment.  With the exception of condensate and a portion of our natural gasoline production, NGLs are hedged using the Mt. Belvieu index, the same index used to price the underlying commodities. We use natural gas calls and call spread options to hedge a portion of our net operational short position in natural gas when we operate in a processing mode at our Houston Central plant. The calls and call spread options are based on the Houston Ship Channel index, the same index used to price the underlying commodity. We do not hedge against potential declines in the price of natural gas for the Texas segment because our natural gas position is neutral to short due to our contractual arrangements and the ability of the Houston Central plant to switch between full recovery and conditioning mode.

Rocky Mountains Segment.  Because the profitability of our Rocky Mountains segment is only indirectly affected by the level of commodity prices, this segment has no outstanding transactions to hedge commodity price risk.

Our Commodity Hedge Portfolio

As of December 31, 2009, our commodity hedge portfolio totaled a net asset of $42.6 million, which consists of assets aggregating $52.0 million and liabilities aggregating $9.4 million. For additional information, please read Note 11, “Risk Management Activities,” to our consolidated financial statements included in Item 8 of this report for tables summarizing our commodity hedge portfolio as of December 31, 2009.

In January 2010, we purchased puts for ethane (for calendar 2011 and 2012) and propane (for calendar 2012) at strike prices reflecting current market conditions. We purchased these options from investment grade counterparties in accordance with our risk management policy and designated them as cash flow hedges to mitigate the impact of decreases in NGL prices. Our net costs for these transactions were approximately $4.8 million.

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

As of December 31, 2009, the fair value of our interest rate swaps liability totaled $8.1 million. For additional information on our interest rate swaps, please read Note 11, “Risk Management Activities,” to our consolidated financial statements included in Item 8 of the report.

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

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the year ended December 31, 2009, ONEOK Energy Services, L.P. (16%), ONEOK Hydrocarbons, L.P. (18%), Enterprise Products Operating, L.P. (9%), Kinder Morgan (7%), Teppco (8%) and DCP Midstream (12%), collectively, accounted for approximately 70% of our revenue. As of December 31, 2009, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 19% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2009, Barclays Bank PLC (43%), Deutsche Bank AG (43%) and JP Morgan (7%) accounted for approximately 93% of the value of our net commodity hedging positions. As of December 31, 2009, all of these counterparties were rated A2 and A- or better by Moody’s Investors Service and Standard & Poor’s Ratings Services. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors.”

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-55 of this report and are incorporated herein by reference.

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

Based on our evaluation and the COSO Framework, we believe that, as of December 31, 2009, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included in “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Controls Over Financial Reporting

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective as of December 31, 2009 and (ii) no change in our internal control over financial reporting occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
AS OF DECEMBER 31, 2009

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

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.

Deloitte and Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 1, 2010.

/s/ R. Bruce Northcutt R. Bruce Northcutt President and Chief Executive Officer	/s/ Carl A. Luna Carl A. Luna Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:
Houston, Texas

We have audited the internal control over financial reporting of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte &Touche LLP
Houston, Texas
March 1, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Unitholders set forth under the caption “Proposal One — Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Unitholders set forth under the captions “The Board of Directors and its Committees — Director Compensation,” “The Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Disclosure and Analysis,” “Executive Compensation,” “Report of the Compensation Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12, including information concerning securities authorized for issuance under our equity compensation plan for directors and employees, is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Unitholders set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13.	Certain Relationships and Related Parties

The information required by Item 13 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Unitholders set forth under the caption “Certain Relationships and Related Transactions” to be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Unitholders set forth under the caption “Proposal Two — Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The consolidated financial statements of Copano Energy, L.L.C. and the financial statements of Bighorn Gas Gathering, L.L.C. are listed on the Index to Financial Statements to this report beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this report or incorporated by reference.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).

Number		Description

4.8		Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9		Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1		Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 24, 2009).
10.2		Amendment to Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 18, 2009).
10	.3*	Administrative and Operating Services Agreement effective January 1, 2010, among Copano/Operations, Inc. and CPNO Services, L.P.
10.4		Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.5		First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.6		Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.7		Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.8		Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.9		Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.10		First Amendment to Employment Agreement between CPNO Services, L.P. and John A. Raber effective November 19, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).
10.11		Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.12		First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008.
10.13		Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 8, 2008).
10.14		2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.15		2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.16		2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.17		2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.18		Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).

Number	Description

10.19	Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.20	2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.21	2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.22	2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.23	November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.24	2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
10.25	2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.26	2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.27	2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10.28	2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).
10.29	2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).
10.30	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).
10.31	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 18, 2009).
10.32	Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 12, 2008).
10.33	2009 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2009).
10.34	Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).
10.35	Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).
10.36	Form of Deferred Compensation Plan Chief Executive Officer Participation Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed December 19, 2008).
10.37	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.38	Copano Energy, L.L.C. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2007).
10.39	Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.40	Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.41	Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

Number		Description

10.42		Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10	.43†	Amended and Restated Credit Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.44		First Amendment to Amended and Restated Credit Agreement, dated October 19, 2007. (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed February 29, 2008).
10.45		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 29, 2008).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32	.1*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2*	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 1st day of March 2010.

COPANO ENERGY, L.L.C.

By:	/s/ R. Bruce Northcutt
R. Bruce Northcutt
President and Chief Executive Officer

By:	/s/ Carl A. Luna
Carl A. Luna
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ R. Bruce Northcutt R. Bruce Northcutt	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Carl A. Luna Carl A. Luna	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Lari Paradee Lari Paradee	Senior Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ William L. Thacker William L. Thacker	Chairman of the Board of Directors	March 1, 2010

/s/ James G. Crump James G. Crump	Director	March 1, 2010

/s/ Ernie L. Danner Ernie L. Danner	Director	March 1, 2010

/s/ Scott A. Griffiths Scott A. Griffiths	Director	March 1, 2010

/s/ Michael L. Johnson Michael L. Johnson	Director	March 1, 2010

/s/ T. William Porter T. William Porter	Director	March 1, 2010

COPANO ENERGY, L.L.C.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:
Houston, Texas

We have audited the accompanying consolidated balance sheets of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ capital and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Copano Energy, L.L.C. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Houston, Texas
March 1, 2010

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$44,692	$63,684
Accounts receivable, net	91,156	96,028
Risk management assets	36,615	76,440
Prepayments and other current assets	4,937	4,891
Discontinued operations (Note 15)	—	5,564

Total current assets	177,400	246,607

Property, plant and equipment, net	841,323	819,099
Intangible assets, net	190,376	198,341
Investment in unconsolidated affiliates	618,503	640,598
Escrow cash	1,858	1,858
Risk management assets	15,381	82,892
Other assets, net	22,571	24,270

Total assets	$1,867,412	$2,013,665

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$111,021	$103,849
Accrued interest	11,921	11,904
Accrued tax liability	672	784
Risk management liabilities	9,671	6,272
Other current liabilities	9,358	16,787

Total current liabilities	142,643	139,596

Long-term debt (includes $628 and $704 bond premium as of December 31, 2009 and 2008, respectively)	852,818	821,119
Deferred tax provision	1,862	1,718
Risk management and other noncurrent liabilities	10,063	13,274
Commitments and contingencies (Note 13)
Members’ capital:
Common units, no par value, 54,670,029 units and 53,965,288 units issued and outstanding as of December 31, 2009 and 2008, respectively	879,504	865,343
Class C units, no par value, 0 units and 394,853 units issued and outstanding as of December 31, 2009 and 2008, respectively	—	13,497
Class D units, no par value, 3,245,817 units issued and outstanding as of December 31, 2009 and 2008	112,454	112,454
Paid-in capital	42,518	33,734
Accumulated deficit	(158,267)	(54,696)
Accumulated other comprehensive (loss) income	(16,183)	67,626

	860,026	1,037,958

Total liabilities and members’ capital	$1,867,412	$2,013,665

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$316,686	$747,258	$518,431
Natural gas liquids sales	406,662	597,986	491,432
Transportation, compression and processing fees	55,983	59,006	22,306
Condensate and other	40,715	50,169	32,346

Total revenue	820,046	1,454,419	1,064,515

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	576,448	1,178,304	853,969
Transportation(1)	24,148	21,971	5,948
Operations and maintenance	51,477	53,824	40,706
Depreciation, amortization and impairment	56,975	52,916	39,875
General and administrative	39,511	45,571	34,638
Taxes other than income	3,732	3,019	2,637
Equity in earnings from unconsolidated affiliates	(4,600)	(6,889)	(2,850)

Total costs and expenses	747,691	1,348,716	974,923

Operating income	72,355	105,703	89,592
Interest and other income	1,202	1,174	2,854
Gain on retirement of unsecured debt	3,939	15,272	—
Interest and other financing costs	(55,836)	(64,978)	(29,351)

Income before income taxes	21,660	57,171	63,095
Provision for income taxes	(794)	(1,249)	(1,714)

Income from continuing operations	20,866	55,922	61,381
Discontinued operations, net of tax (Note 15)	2,292	2,291	1,794

Net income	$23,158	$58,213	$63,175

Basic net income per common unit:
Net income per common unit from continuing operations	$0.39	$1.15	$1.44
Net income per common unit from discontinued operations	0.04	0.05	0.04

Net income per common unit	$0.43	$1.20	$1.48

Weighted average number of common units	54,395	48,513	42,456
Diluted net income per common unit:
Net income per common unit from continuing operations	$0.36	$0.97	$1.32
Net income per common unit from discontinued operations	0.04	0.04	0.04

Net income per common unit	$0.40	$1.01	$1.36

Weighted average number of common units	58,038	57,856	46,516
Basic net income per subordinated unit:
Net income per subordinated unit	$—	$—	$0.21
Net income per subordinated unit from discontinued operations	—	—	—

Net income per subordinated unit	$—	$—	$0.21

Weighted average number of subordinated units	—	—	848
Diluted net income per subordinated unit:
Net income per subordinated unit	$—	$—	$0.21
Net income per subordinated unit from discontinued operations	—	—	—

Net income per subordinated unit	$—	$—	$0.21

Weighted average number of subordinated units	—	—	848

(1)	Exclusive of operations and maintenance and depreciation, amortization and impairment shown separately below.

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cash Flows From Operating Activities:
Net income	$23,158	$58,213	$63,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,539	50,314	39,967
Impairment of goodwill	—	2,840	—
Amortization of debt issue costs	3,955	4,467	1,666
Equity in earnings from unconsolidated affiliates	(4,600)	(6,889)	(2,850)
Distributions from unconsolidated affiliates	20,931	22,460	3,706
Gain on retirement of Senior Notes (Note 7)	(3,939)	(15,272)	—
Noncash (gain) loss on risk management activities, net	(6,879)	12,751	10,248
Equity-based compensation	8,455	5,858	3,223
Deferred tax provision	144	486	1,231
Other noncash items	(816)	98	(136)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,545	32,090	(34,890)
Prepayments and other current assets	67	(1,123)	(204)
Risk management activities	30,155	(27,037)	(5,201)
Accounts payable	8,764	(44,766)	38,232
Other current liabilities	(1,161)	(4,566)	10,051

Net cash provided by operating activities	141,318	89,924	128,218

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(73,232)	(152,533)	(80,898)
Additions to intangible assets	(3,060)	(9,189)	(3,406)
Acquisitions, net of cash acquired	(2,840)	(12,655)	(641,097)
Investment in unconsolidated affiliates	(4,228)	(26,832)	(1,727)
Distributions from unconsolidated affiliates	8,753	3,370	676
Escrow cash	—	(1,858)	—
Proceeds from sale of assets	6,061	28	241
Other	(2,421)	814	(841)

Net cash used in investing activities	(70,967)	(198,855)	(727,052)

Cash Flows From Financing Activities:
Proceeds from long-term debt	70,000	579,000	663,781
Repayments of long-term debt	(20,000)	(339,000)	(288,000)
Retirement of Senior Notes (Note 7)	(14,286)	(34,313)	—
Repayment of short-term notes payable	—	—	(1,495)
Deferred financing costs	—	(6,688)	(10,677)
Distributions to unitholders	(125,721)	(104,234)	(73,629)
Proceeds from private placement of common units	—	—	157,125
Proceeds from private placement of Class E units	—	—	177,875
Capital contributions from Pre-IPO Investors (Note 8)	—	4,103	9,965
Equity offering costs	—	(47)	(4,741)
Proceeds from option exercises	664	1,129	1,811

Net cash (used in) provided by financing activities	(89,343)	99,950	632,015

Net (decrease) increase in cash and cash equivalents	(18,992)	(8,981)	33,181
Cash and cash equivalents, beginning of year	63,684	72,665	39,484

Cash and cash equivalents, end of year	$44,692	$63,684	$72,665

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL AND COMPREHENSIVE (LOSS) INCOME

													Accumulated
	Common		Class C		Class D		Class E		Subordinated			Accumulated	Other		Total
	Number	Common	Number	Class C	Number	Class D	Number	Class E	Number	Subordinated	Paid-in	Earnings	Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	(Loss) Income	Total	(Loss) Income

Balance, December 31, 2006	35,191	$480,797	—	$—	—	$—	—	$—	7,038	$10,379	$10,585	$2,918	$(32,093)	$472,586
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	9,965	—	—	9,965	$—
Conversion of subordinated units into common units	7,038	10,379	—	—	—	—	—	—	(7,038)	(10,379)	—	—	—	—	—
Private placement of units	4,533	157,125	1,579	54,000	3,246	112,500	5,599	177,875	—	—	—	—	—	501,500	—
Offering costs	—	(2,027)	—	(8)	—	(46)	—	(2,241)	—	—	—	—	—	(4,322)	—
Conversion of Class C units into common units	395	13,500	(395)	(13,500)	—	—	—	—	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	(73,960)	—	(73,960)	—
Option exercises	115	1,811	—	—	—	—	—	—	—	—	—	—	—	1,811	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,223	—	—	3,223	—
Vested restricted units	94	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	63,175	—	63,175	63,175
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	8,296	8,296	8,296
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(88,138)	(88,138)	(88,138)

Comprehensive loss															$(16,667)

Balance, December 31, 2007	47,366	661,585	1,184	40,492	3,246	112,454	5,599	175,634	—	—	23,773	(7,867)	(111,935)	894,136
Capital contributions from Pre-IPO Investors	—	—	—	—	—	—	—	—	—	—	4,103	—	—	4,103	$—
Conversion of Class C units into common units	789	26,995	(789)	(26,995)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class E units into common units	5,599	175,634	—	—	—	—	(5,599)	(175,634)	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	(105,042)	—	(105,042)	—
Option exercises	72	1,129	—	—	—	—	—	—	—	—	—	—	—	1,129	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	5,858	—	—	5,858	—
Vested restricted units	89	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Units issued for vested phantom units	50	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	58,213	—	58,213	58,213
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	45,529	45,529	45,529
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	134,032	134,032	134,032

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—			$237,774

Balance, December 31, 2008	53,965	865,343	395	13,497	3,246	112,454	—	—	—	—	33,734	(54,696)	67,626	1,037,958
Conversion of Class C units into common units	395	13,497	(395)	(13,497)	—	—	—	—	—	—	—	—	—	—	$—
Distributions to unitholders	—	—	—	—	—	—	—	—	—	—	—	(126,729)	—	(126,729)	—
Option exercises	62	664	—	—	—	—	—	—	—	—	—	—	—	664	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,332	—	—	7,332	—
Vested restricted units	77	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Units issued for vested phantom units	29	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vested unit awards	142	—	—	—	—	—	—	—	—	—	1,452	—	—	1,452	—
Net income	—	—	—	—	—	—	—	—	—	—	—	23,158	—	23,158	23,158
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	—	—	(42,200)	(42,200)	(42,200)
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	—	—	(41,609)	(41,609)	(41,609)

Comprehensive loss															$(60,651)

Balance, December 31, 2009	54,670	$879,504	—	$—	3,246	$112,454	—	$—	—	$—	$42,518	$(158,267)	$(16,183)	$860,026

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization

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

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells and deliver these volumes to our processing plants, third-party processing plants, third-party pipelines, local distribution companies, power generation facilities and industrial consumers. Our processing plants take delivery of natural gas from our gathering systems as well as third-party pipelines. The natural gas is then treated as needed to remove contaminants and then processed or conditioned to extract mixed NGLs. After treating and processing or conditioning, we deliver the residue gas primarily to third-party pipelines through plant interconnects and sell the NGLs, in some cases after separating the NGLs into select component products, to third parties through our plant interconnects or our NGL pipelines. In addition, through September 2009, we owned and operated a crude oil pipeline. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline which was sold in October 2009, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying audited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our consolidated financial statements. Certain prior period information has been reclassified to conform to the current period’s presentation. During the current year, we added additional information to our presentation in Note 11 of the reconciliation of changes in fair value of derivatives classified as Level 3 to separately present the effects of the non-cash amortization of option premiums and cash settlements of expired derivatives positions. The presentation for prior years was reclassified to conform to the current year’s presentation.

Because we sold our crude oil pipeline operations in October 2009, the results related to these operations have been classified as “discontinued operations” on the accompanying consolidated balance sheets and statements of operations for all periods presented. Unless otherwise indicated, information about the statements of operations that is presented in the notes to consolidated financial statements relates only to our continuing operations. See Note 15.

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

Our management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, we evaluated subsequent events through the issuance date of the financial statements.

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

The impairment test for our investments in unconsolidated affiliates requires that we consider whether the fair value of our equity investment as a whole, not the underlying net assets, has declined, and if so, whether that decline is other than temporary. We periodically reevaluate our equity — method investments to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (APB No. 18).

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid cash investments with original maturities of three months or less when purchased.

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and risk management assets and liabilities.

We place our cash and cash equivalents with large financial institutions. We derive our revenue from customers primarily in the natural gas and utility industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable consists primarily of mid-size to large domestic corporate entities. Counterparties that individually accounted for 5% or more of our 2009 revenue collectively accounted for approximately 70% of our 2009 revenue. As of December 31, 2009, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 19% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2009, our three largest hedging counterparties

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

accounted for approximately 93% of the value of our net commodity hedging positions and all were rated A2 and A- or better by Moody’s Investors Service and Standard & Poor’s Ratings Services.

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

	Balance at		Write-Offs,	Balance at
	Beginning	Charged to	Net of	End of
	of Period	Expense	Recoveries	Period

Year ended December 31, 2009	$88	$389	$(266)	$211
Year ended December 31, 2008	166	1,269	(1,347)	88
Year ended December 31, 2007	64	69	33	166

Property, Plant and Equipment

Our property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, gas processing, conditioning, fractionation and treating facilities and other related facilities, and are carried at cost less accumulated depreciation. We charge repairs and maintenance against income when incurred and capitalize renewals and betterments, which extend the useful life or expand the capacity of the assets. We calculate depreciation on the straight-line method based on the estimated useful lives of our assets as follows:

Useful Lives

Pipelines and equipment	3-30 years
Gas processing plants and equipment	20-30 years
Other property and equipment	3-10 years

We capitalize interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. We capitalized $3,362,000 and $3,471,000 of interest related to major projects during the years ended December 31, 2009 and 2008, respectively.

Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Upon adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30 (FASB Staff Position (“FSP”) No. 142-3), initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. During 2009, we acquired less than $100,000 of rights-of-way with future renewals or extension costs. The weighted average renewal period of those rights-of-way is 9 years. Amortization expense was $11,046,000, $10,761,000 and $7,585,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated aggregate amortization expense remaining for each of the five succeeding fiscal years is approximately: 2010 — $11,058,000; 2011 —

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

$11,042,000; 2012 — $10,978,000; 2013 — $10,798,000; and 2014 — $10,631,000. Intangible assets consisted of the following (in thousands):

	December 31,
	2009	2008

Rights-of-way and easements, at cost	$116,122	$113,061
Less accumulated amortization for rights-of-way and easements	(18,204)	(11,910)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(19,330)	(14,901)
Customer relationships	4,864	4,864
Less accumulated amortization for customer relationships	(992)	(689)

Intangible assets, net	$190,376	$198,341

For the years ended December 31, 2009 and 2008, the weighted average amortization period for all of our intangible assets was 20 years and 21 years, respectively. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 22 years, 19 years and 13 years, respectively, as of December 31, 2009. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 23 years 20 years and 13 years, respectively, as of December 31, 2008.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (Statement of Financial Accounting Standards (“SFAS”) No. 144) we evaluate whether long-lived assets, including related intangibles, have been impaired when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of management’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

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

Risk Management Activities

We engage in risk management activities that take the form of derivative instruments to manage the risks associated with natural gas and NGL prices and the fluctuation in interest rates. Through our risk management activities, we must estimate the fair value of our financial derivatives using valuation models based on whether the inputs to those valuation techniques are observable or unobservable. See Note 11.

Goodwill

Goodwill acquired in a business combination is not subject to amortization. As required by FASB ASC 350 “Intangibles — Goodwill and Other” (SFAS No. 142) we test such goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the year ended December 31, 2009, we did not record a goodwill impairment. For the year ended December 31, 2008, we recorded a $2.8 million goodwill impairment related to our acquisition of Cantera Natural Gas LLC (“Cantera”) (Note 4) as a result of increased cost of capital during 2008 that reduced the fair value of the these assets below their carrying amount. Goodwill of $0.5 million related to our acquisition of Cimmarron Gathering, LP (“Cimmarron”) is included in other assets as of December 31, 2009 and 2008.

Other Assets

Other assets primarily consist of costs associated with debt issuance costs net of related accumulated amortization. Amortization of other assets is calculated using a method that approximates the effective interest method over the maturity of the associated debt or the term of the associated contract.

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities we ultimately redeliver. These differences are recorded as transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash-out provisions. Imbalance receivables are included in accounts receivable, and imbalance payables are included in accounts payable on the consolidated balance sheets at current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2009 and 2008, we had imbalance receivables totaling $1,243,000 and $1,550,000 and imbalance payables totaling $8,000 and $856,000, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss on settlement. See Note 5.

Revenue Recognition

Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression and processing and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue including processing under tolling arrangements. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

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

producer or third-party transporter. Because the extraction of NGLs from the natural gas during processing or conditioning reduces the Btu content of the natural gas, we must purchase natural gas at market prices for return to producers or third-party transporters to keep them whole. Under our keep-whole with fee arrangements, we also charge producers and third-party transporters a conditioning fee, at all times or in certain circumstances depending upon the terms of the particular contract. These fees provide us additional revenue and compensate us for the services required to redeliver natural gas that meets downstream pipeline quality specifications. It is generally not our policy to enter into new keep-whole contracts without fee arrangements or pricing provisions that provide positive gross margins during conditioning periods.

Derivatives

FASB ASC 815 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with FASB ASC 815 (SFAS No. 133), we recognize all derivatives as either risk management assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of financial instruments over time are recognized into earnings unless specific hedging criteria are met. If the financial instruments meet the hedging criteria, changes in fair value will be recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges. Ineffectiveness in cash flow hedges is recognized in earnings in the period in which the ineffectiveness occurs. Gains and losses on cash flow hedges are reclassified to operating revenue as the forecasted transactions occur. We included changes in our risk management activities in cash flow from operating activities on the consolidated statement of cash flows.

FASB ASC 815 (SFAS No. 133) does not apply to non-derivative contracts or derivative contracts that are subject to a normal purchases and normal sales exclusion. Contracts for normal purchases and normal sales provide for the purchase or sale of something other than a financial instrument or derivative instrument and for delivery in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. Our forward natural gas purchase and sales contracts are either not considered a derivative or are subject to the normal purchases and normal sales scope exception. These contracts generally have terms ranging between one and five years, although a small number continue for the life of the dedicated production.

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

We recognize the fair value of our assets and liabilities that require periodic re-measurement as necessary based upon the requirements of FASB ASC 820 (SFAS No. 157). This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. “Inputs” are the assumptions that a market participant would use in valuing the asset or liability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. See Note 11 for additional disclosure.

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

Income Taxes

Three of our wholly owned subsidiaries, Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), both Delaware corporations, and CPNO Services, L.P. (“CPNO Services”), a Texas limited partnership, are the only entities within our consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of our Texas operating entities. CEFC was formed in July 2005 and is a co-issuer of our 8.125% senior unsecured notes issued in February 2006 and November 2007, as well as our 7.75% senior unsecured notes issued in May 2008 (see Note 7). CPNO Services allocates administrative and operating costs, including payroll and benefits expenses, to us and certain of our operating subsidiaries. As of December 31, 2009, CGP and CPNO Services have estimated a combined net operating loss (“NOL”) carry forward of approximately $5,326,867, for which a valuation allowance has been recorded. We recognized no significant income tax expense for the years ended December 31, 2009, 2008 and 2007. Except for income allocated with respect to CGP, CEFC and CPNO Services, our income is taxable directly to our unitholders.

We do not provide for federal income taxes in the accompanying consolidated financial statements, as we are not subject to entity-level federal income tax. However, we are subject to the Texas margin tax, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the Texas margin tax statute enacted in 2007. The first annual taxable period began January 1, 2007, and the first returns were due in 2008. Our annual margin generally is calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined in the statute. Under the provisions of FASB ASC 740 (SFAS No. 109), “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under FASB ASC 740 (SFAS No. 109), taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The provision for the Texas margin tax totaled $794,000 and $1,249,000 for the years ended December 31, 2009 and 2008, respectively. The deferred tax provisions presented on the accompanying consolidated balance sheets relate to the effect of temporary book/tax timing differences associated with depreciation.

Net Income Per Unit

Net income per unit is calculated in accordance with FASB ASC 260, “Earnings Per Share,” (SFAS No. 128) and the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6 (“Issue 03-6”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128.” FASB ASC 260 and Issue 03-6 specify the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Basic and diluted net income per common unit is calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per unit information)

Net income available — basic and diluted	$23,158	$58,213	$63,175
Less net income attributable to subordinated units	—	—	(175)

Net income available — basic common units	23,158	58,213	63,000
Net income reallocated from subordinated units	—	—	175

Net income available — diluted common units(1)(2)	$23,158	$58,213	$63,175

Basic weighted average common units	54,395	48,513	42,456
Dilutive weighted average common units(1)(2)	58,038	57,856	46,516
Basic net income per unit:
Income per common unit from continuing operations	$0.39	$1.15	$1.44
Income per common unit from discontinued operations	0.04	0.05	0.04

Net income per common unit	$0.43	$1.20	$1.48

Diluted net income per unit:
Income per common unit from continuing operations(1)(2)	$0.36	$0.97	$1.32
Income per common unit from discontinued operations(1)(2)	0.04	0.04	0.04

Net income per common unit	$0.40	$1.01	$1.36

(1)	Our potentially dilutive common equity includes the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Employee options	93	326	537
Unit appreciation rights	7	—	—
Restricted units	4	47	138
Phantom units	84	19	—
Contingent incentive plan unit awards	78	198	—
Class C units	131	812	743
Class D units	3,246	3,246	658
Class E units	—	4,696	1,135

(2)	The following potentially dilutive common equity was excluded from the dilutive net income per unit calculation because to include these equity securities would have been anti-dilutive:

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Employee options	1,210	1,085	906
Unit appreciation rights	296	—	—
Restricted units	101	123	103
Phantom Units	614	570	101

Equity-Based Compensation

We account for equity-based compensation expense in accordance with FASB ASC 718 (SFAS No. 123(R)). We estimate grant date fair value using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. This cost is recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period). We estimate anticipated forfeitures and the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We treat equity awards granted as a single award and recognize equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service or vesting period. Equity-based compensation expense is recorded in operations and maintenance expenses and general and administrative expenses in our consolidated statements of operations. See Note 8.

Note 3 —	New Accounting Pronouncements

GAAP Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS” No. 168), “Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” which amends the hierarchy of U.S. GAAP to establish the ASC and SEC rules and interpretive releases as the source of authoritative GAAP recognized by the FASB for SEC registrants. The ASC does not change GAAP but rather combines various existing sources into a single authoritative source. We adopted SFAS No. 168 on July 1, 2009 and upon adoption all non-SEC (non-grandfathered) accounting and reporting standards have been superseded, and all non-SEC accounting literature not included in the ASC is deemed non-authoritative. SFAS No. 168 did not change our disclosures or underlying accounting upon adoption. Where we refer to FASB ASC standards in our financial statements, we have also included citations to the corresponding pre-codification standards.

Subsequent Events

On July 1, 2009, we adopted FASB ASC 855, “Subsequent Events” (SFAS No. 165), as amended in February 2010, which clarifies FASB’s requirements for the recognition and disclosure of significant events occurring subsequent to the balance sheet date. The standard does not change our current recognition but does require that we evaluate subsequent events through the date we issue our financial statements.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”, which updates FASB ASC 820-10 to require new disclosure of amounts transferred in and out of Level 1 and Level 2 of the fair value hierarchy and presentation of a reconciliation of changes in fair value amounts in the Level 3 fair value hierarchy on a gross basis rather than a net basis. Additionally, ASU 2010-06 requires greater disaggregation of the assets and liabilities for which fair value measurements are presented and requires expanded disclosure of the valuation

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	New Accounting Pronouncements (Continued)

techniques and inputs used for Level 2 and Level 3 fair value measurements. We are currently evaluating the impact that ASU 2010-06 may have on our fair value measurement disclosures, but the new guidance will not impact our financial condition or results of operations.

In April 2009, the FASB updated FASB ASC 825 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1) which requires us to provide additional fair value information for certain financial instruments in interim financial statements, similar to disclosure in our annual financial statements. The standard does not require disclosures for periods prior to initial adoption. We adopted this standard on June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations (see Note 12).

FASB ASC 820 (FSP No. SFAS 157-2), “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral period provided by this statement expired on January 1, 2009 which did not have a material impact on our consolidated cash flows, results of operations or financial position.

In April 2009, the FASB updated FASB ASC 820-10 (FSP FAS 157-4) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on estimating the fair value of an asset and liability when the volume and level of activity for the asset or liability have significantly decreased. The guidance further emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

Business Combinations

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

2007 Acquisitions

Acquisition of Cantera Natural Gas LLC.  We acquired all of the membership interests in Cantera on October 1, 2007, and closed the acquisition October 19, 2007, pursuant to a Purchase Agreement, dated August 31, 2007, among Copano, Copano Energy/Rocky Mountains, L.L.C. and Cantera Resources Holdings LLC (the “Cantera Acquisition”) for $732.8 million in cash and securities.

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

Acquisition of Cimmarron Gathering, LP.  In 2007, we acquired all of the partnership interests in Cimmarron, a Texas limited partnership, for approximately $112.5 million in cash and securities (the “Cimmarron Acquisition”). As a result of the Cimmarron Acquisition, we acquired interests in natural gas and crude oil pipelines in central and east Oklahoma and in north Texas.

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

Year Ended
December 31, 2007
(In thousands, except per unit
information)

Pro Forma Earnings Data:
Revenue	$1,193,198
Costs and expenses	$1,092,525
Equity in earnings from unconsolidated affiliates	$3,134
Operating income	$100,673
Income before extraordinary items	$51,736
Net income	$51,736
Basic net income per unit:
As reported units outstanding	42,456
Pro forma units outstanding	46,301
As reported net income per unit	$1.48
Pro forma net income per unit	$1.11
Diluted net income per unit:
As reported units outstanding	46,516
Pro forma units outstanding	57,659
As reported net income per unit	$1.36
Pro forma net income per unit	$0.90
Basic net income per subordinated unit:
As reported units outstanding	848
Pro forma units outstanding	848
As reported net income per unit	$0.21
Pro forma net income per unit	$0.21
Diluted net income per subordinated unit:
As reported units outstanding	848
Pro forma units outstanding	848
As reported net income per unit	$0.21
Pro forma net income per unit	$0.21

2008 Acquisitions

Costs of assets acquired in 2008 totaled $12,655,000 and primarily included an NGL pipeline located in Texas and a gathering system located in east Oklahoma. Our management allocated the purchase price of these

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Acquisitions (Continued)

acquisitions to property, plant and equipment and intangible assets. No pro forma financial information is included, as the acquisitions were not material.

Note 5 —	Property, Plant and Equipment and Asset Retirement Obligations

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Property, plant and equipment, at cost
Pipelines and equipment	$757,061	$717,010
Gas processing plant and equipment	221,126	148,482
Construction in progress	29,457	80,901
Office furniture and equipment	11,845	7,438

	1,019,489	953,831
Less accumulated depreciation and amortization	(178,166)	(134,732)

Property, plant and equipment, net	$841,323	$819,099

Asset retirement obligations.  We have recorded AROs related to those (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding our AROs (in thousands):

ARO liability balance, December 31, 2007	$555
AROs incurred in 2008	78
Accretion for conditional obligations	40

ARO liability balance, December 31, 2008	673
ARO incurred in 2009	19
Accretion for conditional obligations	47

ARO liability balance, December 31, 2009	$739

Property and equipment at December 31, 2009, 2008 and 2007 includes $510,000, $491,000 and $413,000, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, we estimate that accretion expense will be approximately $51,000 for 2010, $54,000 for 2011, $58,000 for 2012, $63,000 for 2013 and $67,000 for 2014.

Certain of our unconsolidated affiliates have AROs recorded as of December 31, 2009, 2008 and 2007 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our consolidated financial statements.

Note 6 —	Investment in Unconsolidated Affiliates

On occasion, the price we pay to acquire an ownership interest in a company or partnership exceeds the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our investments in unconsolidated affiliates. At December 31, 2009 and 2008, our investments in Webb Duval, Southern Dome, Bighorn and Fort Union included excess cost amounts totaling $511,522,000 and $531,651,000, respectively, all of which were attributable to the fair value of the underlying tangible and intangible

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

assets of these entities exceeding their book carrying values at the time of our acquisition of interests in these entities. To the extent that we attribute all or a portion of an excess cost amount to higher fair values, we amortize such excess cost as a reduction in equity earnings in a manner similar to depreciation. Amortization of such excess cost amounts was $19,200,000, $19,116,000 and $4,589,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

No restrictions exist under Webb Duval’s, Southern Dome’s, or Bighorn’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. Fort Union can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash. As of December 31, 2009, Fort Union is in compliance with all financial covenants.

Webb Duval

Through our Texas segment, we own a 62.5% equity investment in Webb Duval, a Texas general partnership, and are the operator of Webb Duval’s natural gas gathering systems located in Webb and Duval Counties, Texas. Although we own a majority interest in and operate Webb Duval, we use the equity method of accounting for our investment in Webb Duval because the terms of the general partnership agreement of Webb Duval provide the minority general partners substantive participating rights with respect to the management of Webb Duval. Our investment in Webb Duval totaled $3,366,000 and $4,487,000 as of December 31, 2009 and 2008, respectively.

The summarized financial information for our investment in Webb Duval, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Operating revenue	$2,109	$4,064	$3,802
Operating expenses	(1,880)	(2,225)	(826)
Depreciation	(786)	(779)	(768)

Net (loss) income	(557)	1,060	2,208
Ownership %	62.5%	62.5%	62.5%

	(348)	663	1,380
Copano’s share of management fee charged	138	135	132
Amortization of difference between the carried investment and the underlying equity in net assets	21	21	21

Equity in (loss) earnings from unconsolidated affiliate	$(189)	$819	$1,533

Distributions from unconsolidated affiliate	$766	$1,359	$2,401

Current assets	$318	$1,708	$1,920
Noncurrent assets	6,187	6,909	7,426
Current liabilities	(827)	(1,161)	(779)
Noncurrent liabilities	(59)	(55)	(51)

Net assets	$5,619	$7,401	$8,516

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

Southern Dome

Through our Oklahoma segment, we operate and hold a majority interest in Southern Dome in partnership with the prior ScissorTail ownership group. Southern Dome was formed to engage in the midstream gas gathering and processing business and related operations in Oklahoma County, Oklahoma and owns the Southern Dome plant, which became operational in April 2006. Although we own a majority interest in Southern Dome, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Southern Dome. The investment in Southern Dome totaled $10,764,000 and $12,019,000 as of December 31, 2009 and 2008, respectively.

The summarized financial information for our investment in Southern Dome, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Operating revenue	$18,996	$29,715	$16,198
Operating expenses	(15,860)	(24,483)	(13,683)
Depreciation	(829)	(744)	(736)

Net income	2,307	4,488	1,779
Ownership %(1)	69.5%	69.5%	69.5%

	1,603	3,119	1,236
Copano’s share of management fee charged	174	174	173
Amortization of difference between the carried investment and the underlying equity in net assets	(9)	(10)	(9)

Equity in earnings from unconsolidated affiliate	$1,768	$3,283	$1,400

Distributions from unconsolidated affiliate	$2,850	$3,579	$1,981

Current assets	$3,617	$2,371	$4,434
Noncurrent assets	15,567	16,367	16,802
Current liabilities	(4,902)	(2,637)	(4,473)

Net assets	$14,282	$16,101	$16,763

(1)	Represents Copano’s right to distributions from Southern Dome.

Bighorn and Fort Union

As a result of the Cantera Acquisition and through our Rocky Mountains segment, we hold managing member interests of 51.0% and 37.04% in Bighorn and Fort Union, respectively. Bighorn and Fort Union operate natural gas pipeline systems in Wyoming’s Powder River Basin. The Bighorn system delivers natural gas into the Fort Union system.

Although we own a majority managing member interest in Bighorn, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Bighorn. Our investment in Bighorn totaled $383,135,000 and $399,901,000 as of December 31, 2009 and 2008, respectively. Our investment in Fort Union totaled $221,183,000 and $224,191,000 as of December 31, 2009 and 2008, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, we made capital contributions to Bighorn of $2,707,000, $6,586,000 and $1,726,907, respectively, of which $1,129,030, $4,394,000 and $1,684,000, respectively, related to nonconsent capital projects we completed independent of other members. We are entitled to a priority distribution of net cash flows from the capital we contributed to nonconsent capital projects up to 140% of the contributed capital. Remaining income of Bighorn is allocated to us based on our ownership interest.

The summarized financial information for our investments in Bighorn and Fort Union, which are accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2009
	Bighorn	Fort Union

Operating revenue	$35,980	$63,013
Operating expenses	(15,879)	(6,857)
Depreciation and impairment	(10,579)	(8,180)
Interest expense and other, net	9	(3,509)

Net income	9,531	44,467
Ownership %	51%	37.04%

	4,861	16,471
Priority allocation of earnings and other	702	(287)
Copano’s share of management fee charged	276	84
Amortization of difference between the carried investment and the underlying equity in net assets	(12,791)	(6,423)

Equity in (loss) earnings from unconsolidated affiliates	$(6,952)	$9,845

Distributions from unconsolidated affiliates	$12,244	$13,723

Current assets	$7,115	$12,339
Noncurrent assets	92,617	212,416
Current liabilities	(1,598)	(21,146)
Noncurrent liabilities	(238)	(87,677)

Net assets	$97,896	$115,932

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment in Unconsolidated Affiliates (Continued)

	Year Ended
	December 31, 2008
	Bighorn	Fort Union

Operating revenue	$34,854	$52,494
Operating expenses	(13,368)	(4,397)
Depreciation	(5,171)	(6,000)
Interest expense and other, net	78	(8,441)

Net income	16,393	33,656
Ownership %	51%	37.04%

	8,360	12,466
Priority allocation of earnings and other	519	225
Copano’s share of management fee charged	241	35
Amortization of difference between the carried investment and the underlying equity in net assets	(12,704)	(6,423)

Equity in (loss) earnings from unconsolidated affiliates	$(3,584)	$6,303

Distributions from unconsolidated affiliates	$11,026	$9,704

Current assets	$10,942	$14,181
Noncurrent assets	97,720	215,999
Current liabilities	(3,395)	(18,978)
Noncurrent liabilities	—	(105,097)

Net assets	$105,267	$106,105

	Period from October 1, 2007
	Through December 31, 2007
	Bighorn	Fort Union

Operating revenue	$7,809	$9,065
Operating expenses	(2,687)	(864)
Depreciation	(994)	(895)
Interest expense and other	24	(1,124)

Net income	4,152	6,182
Ownership %	51%	37.04%

	2,118	2,290
Copano’s share of management fee charged	58	8
Amortization of difference between the carried investment and the underlying equity in net assets	(2,995)	(1,606)

Equity in (loss) earnings from unconsolidated affiliates	$(819)	$692

Distributions from unconsolidated affiliates	$2,624	$1,704

Current assets	$6,981	$12,812
Noncurrent assets	97,570	141,430
Current liabilities	(1,923)	(22,895)
Noncurrent liabilities	—	(87,357)

Net assets	$102,628	$43,990

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt

A summary of our debt follows (in thousands):

	December 31,
	2009	2008

Long-term debt:
Credit Facility	$270,000	$220,000
Senior Notes:
8.125% senior unsecured notes due 2016	332,665	332,665
Unamortized bond premium -senior notes due 2016	628	704
7.75% senior unsecured notes due 2018	249,525	267,750

Total Senior Notes	582,818	601,119

Total	$852,818	$821,119

Senior Secured Revolving Credit Facility

As of December 31, 2009, we had $270.0 million of outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. The Credit Facility includes 29 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50 million in standby letters of credit. As of December 31, 2009 and 2008, we had no letters of credit outstanding.

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

Annual interest under the Credit Facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.50% or (ii) the higher of the federal funds rate plus 0.5% or the prime rate plus, in either case, an applicable margin ranging from 0.25% to 1.50%. Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period. The effective average interest rate on borrowings under the Credit Facility for the years ended December 31, 2009, 2008 and 2007 was 4.8%, 6.5% and 6.9%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods, respectively, was 0.25%, 0.25% and 0.20%. Interest and other financing costs related to the Credit Facility totaled $8,299,000, $11,821,000 and $10,205,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and, as of December 31, 2009 and 2008, the unamortized portion of debt issue costs totaled $5,999,000 and $8,181,000, respectively.

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

At December 31, 2009, our ratio of EBITDA to interest expense was 3.6x, and our ratio of total debt to EBITDA was 4.4x. Based on our ratio of total debt to EBITDA, our remaining available borrowing capacity under the Credit Facility as of December 31, 2009 was approximately $122 million. If we failed to comply with the financial or other covenants under our Credit Facility or experienced a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility, and could be in default after specified notice and cure period.

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

We are in compliance with the financial covenants under the Credit Facility as of December 31, 2009.

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

Interest and other financing costs related to the 2016 Notes totaled $27,809,000, $29,470,000 and $20,195,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs of issuing the 2016 Notes are being amortized over the term of the 2016 Notes and, as of December 31, 2009, the unamortized portion of debt issue costs totaled $5,275,000.

7.75% Senior Notes Due 2018.  On May 16, 2008, we issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) in a private placement. We used the net proceeds from the 2018 Notes, after deducting initial purchaser discounts and offering costs of $6,568,000, to reduce the balance outstanding under our Credit Facility. During November and December 2008, we repurchased at market prices and retired $32,250,000 in aggregate principal of the 2018 Notes below par value and recognized a gain of $10,390,000, and in the first quarter of 2009, we repurchased, at market prices, $18,225,000 in aggregate principal and realized a gain of $3,939,000. The repurchases and retirements were not made pursuant to the redemption provisions of the indenture discussed below.

Interest and other financing costs related to the 2018 Notes totaled $20,434,000 and $15,351,000 for the years ended December 31, 2009 and 2008, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of December 31, 2009, the unamortized portion of debt issue costs totaled $4,580,000.

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

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At December 31, 2009, our ratio of EBTIDA to fixed charges was 3.4x.

These covenants are subject to customary exceptions and qualifications. Additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

We are in compliance with the financial covenants under the Senior Notes as of December 31, 2009.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009						December 31, 2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$3,861	$—	$40,831	$—	$—	$44,692	$20,417	$—	$43,267	$—	$—	$63,684
Accounts receivable, net	29	—	91,127	—	—	91,156	1	—	96,027	—	—	96,028
Intercompany receivable	21,034	—	(21,034)	—	—	—	110,551	—	(110,551)	—	—	—
Risk management assets		—	36,615	—	—	36,615	—	—	76,440	—	—	76,440
Prepayments and other current assets	3,610	—	1,327	—	—	4,937	911	—	3,980	—	—	4,891
Discontinued operations	—	—	—	—	—	—	—	—	5,564	—	—	5,564

Total current assets	28,534	—	148,866	—	—	177,400	131,880	—	114,727	—	—	246,607

Property, plant and equipment, net	96	—	841,227	—	—	841,323	136	—	818,963	—	—	819,099
Intangible assets, net	—	—	190,376	—	—	190,376	—	—	198,341	—	—	198,341
Investment in unconsolidated affiliates	—	—	618,503	618,503	(618,503)	618,503	—	—	640,598	640,598	(640,598)	640,598
Investment in consolidated subsidiaries	1,684,994	—	—	—	(1,684,994)	—	1,723,814	—	—	—	(1,723,814)	—
Escrow cash	—	—	1,858	—	—	1,858	—	—	1,858	—	—	1,858
Risk management assets	—	—	15,381	—	—	15,381	—	—	82,892	—	—	82,892
Other assets, net	15,854	—	6,717	—	—	22,571	19,809	—	4,461	—	—	24,270

Total assets	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$—	$111,021	$—	$—	$111,021	$2	$—	$103,847	$—	$—	$103,849
Accrued interest	11,146	—	775	—	—	11,921	11,878	—	26	—	—	11,904
Accrued tax liability	672	—	—	—	—	672	784	—	—	—	—	784
Risk management liabilities	—	—	9,671	—	—	9,671	—	—	6,272	—	—	6,272
Other current liabilities	2,637	—	6,721	—	—	9,358	1,731	—	15,056	—	—	16,787

Total current liabilities	14,455	—	128,188	—	—	142,643	14,395	—	125,201	—	—	139,596

Long-term debt	852,818	—	—	—	—	852,818	821,119	—	—	—	—	821,119
Deferred tax provision	1,862	—	—	—	—	1,862	1,718	—	—	—	—	1,718
Risk management and other noncurrent liabilities	317	—	9,746	—	—	10,063	449	—	12,825	—	—	13,274
Members’/Partners’ capital:
Common units	879,504	—	—	—	—	879,504	865,343	—	—	—	—	865,343
Class C units	—	—	—	—	—	—	13,497	—	—	—	—	13,497
Class D units	112,454	—	—	—	—	112,454	112,454	—	—	—	—	112,454
Class E units	—	—	—	—	—	—	—	—	—	—	—	—
Paid-in capital	42,518	1	1,191,268	595,775	(1,787,044)	42,518	33,734	1	1,544,237	629,359	(2,173,597)	33,734
Accumulated (deficit) earnings	(158,267)	(1)	509,909	22,728	(532,636)	(158,267)	(54,696)	(1)	111,951	11,239	(123,189)	(54,696)
Other comprehensive (loss) income	(16,183)	—	(16,183)	—	16,183	(16,183)	67,626	—	67,626	—	(67,626)	67,626

	860,026	—	1,684,994	618,503	(2,303,497)	860,026	1,037,958	—	1,723,814	640,598	(2,364,412)	1,037,958

Total liabilities and members’/partners’ capital	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412	$1,875,639	$—	$1,861,840	$640,598	$(2,364,412)	$2,013,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009						Year Ended December 31, 2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$316,686	$—	$—	$316,686	$—	$—	$747,258	$—	$—	$747,258
Natural gas liquids sales	—	—	406,662	—	—	406,662	—	—	597,986	—	—	597,986
Transportation, compression and processing fees	—	—	55,983	—	—	55,983	—	—	59,006	—	—	59,006
Condensate and other	—	—	40,715	—	—	40,715	—	—	50,169	—	—	50,169

Total revenue	—	—	820,046	—	—	820,046	—	—	1,454,419	—	—	1,454,419

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	576,448	—	—	576,448	—	—	1,178,304	—	—	1,178,304
Transportation	—	—	24,148	—	—	24,148	—	—	21,971	—	—	21,971
Operations and maintenance	—	—	51,477	—	—	51,477	948	—	52,876	—	—	53,824
Depreciation, amortization and impairment	40	—	56,935	—	—	56,975	44	—	52,872	—	—	52,916
General and administrative	19,329	—	20,182	—	—	39,511	25,610	—	19,961	—	—	45,571
Taxes other than income	—	—	3,732	—	—	3,732	—	—	3,019	—	—	3,019
Equity in earnings from unconsolidated affiliates	—	—	(4,600)	(4,600)	4,600	(4,600)	—	—	(6,889)	(6,889)	6,889	(6,889)

Total costs and expenses	19,369	—	728,322	(4,600)	4,600	747,691	26,602	—	1,322,114	(6,889)	6,889	1,348,716

Operating (loss) income	(19,369)	—	91,724	4,600	(4,600)	72,355	(26,602)	—	132,305	6,889	(6,889)	105,703
Other income (expense):
Interest and other income	—	—	1,202	—	—	1,202	47	—	1,127	—	—	1,174
Gain on retirement of unsecured debt	3,939	—	—	—	—	3,939	15,272	—	—	—	—	15,272
Interest and other financing costs	(53,180)	—	(2,656)	—	—	(55,836)	(53,172)	—	(11,806)	—	—	(64,978)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(68,610)	—	90,270	4,600	(4,600)	21,660	(64,455)	—	121,626	6,889	(6,889)	57,171
Provision for income taxes	(794)	—	—	—	—	(794)	(1,249)	—	—	—	—	(1,249)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(69,404)	—	90,270	4,600	(4,600)	20,866	(65,704)	—	121,626	6,889	(6,889)	55,922
Discontinued operations, net of tax	—	—	2,292	—	—	2,292	—	—	2,291	—	—	2,291

(Loss) income before equity earnings from consolidated subsidiaries	(69,404)	—	92,562	4,600	(4,600)	23,158	(65,704)	—	123,917	6,889	(6,889)	58,213
Equity in earnings from consolidated subsidiaries	92,562	—	—	—	(92,562)	—	123,917	—	—	—	(123,917)	—

Net income (loss)	$23,158	$—	$92,562	$4,600	$(97,162)	$23,158	$58,213	$—	$123,917	$6,889	$(130,806)	$58,213

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2007
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(In thousands)

Revenue:
Natural gas sales	$—	$—	$518,431	$—	$—	$518,431
Natural gas liquids sales	—	—	491,432	—	—	491,432
Transportation, compression and processing fees	—	—	22,306	—	—	22,306
Condensate and other	—	—	32,346	—	—	32,346

Total revenue	—	—	1,064,515	—	—	1,064,515

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	853,969	—	—	853,969
Transportation	—	—	5,948	—	—	5,948
Operations and maintenance	1,764	—	38,942	—	—	40,706
Depreciation and amortization	34	—	39,841	—	—	39,875
General and administrative	10,848	—	23,790	—	—	34,638
Taxes other than income	—	—	2,637	—	—	2,637
Equity in earnings from unconsolidated affiliates	—	—	(2,850)	(2,850)	2,850	(2,850)

Total costs and expenses	12,646	—	962,277	(2,850)	2,850	974,923

Operating (loss) income	(12,646)	—	102,238	2,850	(2,850)	89,592
Other income (expense):
Interest and other income	247	—	2,607	—	—	2,854
Gain on retirement of unsecured debt	—	—	—	—	—	—
Interest and other financing costs	(29,467)	—	116	—	—	(29,351)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(41,866)	—	104,961	2,850	(2,850)	63,095
Provision for income taxes	(1,714)	—	—	—	—	(1,714)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(43,580)	—	104,961	2,850	(2,850)	61,381
Discontinued operations, net of tax	—	—	1,794	—	—	1,794

(Loss) income equity in earnings from consolidated subsidiaries	(43,580)	—	106,755	2,850	(2,850)	63,175
Equity in earnings from consolidated subsidiaries	106,755	—	—	—	(106,755)	—

Net income (loss)	$63,175	$—	$106,755	$2,850	$(109,605)	$63,175

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009						Year Ended December 31, 2008
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$25,217	$—	$116,101	$20,931	$(20,931)	$141,318	$(155,565)	$—	$245,489	$22,460	$(22,460)	$89,924

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	—	(73,232)	—	—	(73,232)	—	—	(152,533)	—		(152,533)
Acquisitions, net of cash acquired	—	—	(2,840)	—	—	(2,840)	—	—	(12,655)	—		(12,655)
Investment in consolidated subsidiaries	(105)		—	—	105	—	(22,990)	—	—	—	22,990	—
Distributions from consolidated subsidiaries	47,675		—	—	(47,675)	—	89,000	—	—	—	(89,000)	—
Proceeds from sale of assets	—	—	6,061	—	—	6,061	—	—	28	—	—	28
Other	—	—	(956)	4,526	(4,526)	(956)	—	—	(33,695)	(23,463)	23,463	(33,695)

Net cash provided by (used in) investing activities	47,570	—	(70,967)	4,526	(52,096)	(70,967)	66,010	—	(198,855)	(23,463)	(42,547)	(198,855)

Cash Flows From Financing Activities:
Proceeds from long-term debt	70,000	—	—	—	—	70,000	579,000	—	—	—	—	579,000
Repayments of long-term debt	(20,000)	—	—	—	—	(20,000)	(339,000)	—	—	—	—	(339,000)
Retirement of Senior Notes	(14,286)	—	—	—	—	(14,286)	(34,313)	—	—	—	—	(34,313)
Distributions to unitholders	(125,721)	—	—	—	—	(125,721)	(104,234)	—	—	—	—	(104,234)
Contributions from parent	—	—	105	—	(105)	—	—	—	22,990	—	(22,990)	—
Distributions to parent	—	—	(47,675)	—	47,675	—	—	—	(89,000)	—	89,000	—
Other	664	—	—	4,227	(4,227)	664	(1,499)	—	(4)	26,833	(26,833)	(1,503)

Net cash (used in) provided by financing activities	(89,343)	—	(47,570)	4,227	43,343	(89,343)	99,954	—	(66,014)	26,833	39,177	99,950

Net (decrease) increase in cash and cash equivalents	(16,556)	—	(2,436)	29,684	(29,684)	(18,992)	10,399	—	(19,380)	25,830	(25,830)	(8,981)
Cash and cash equivalents, beginning of year	20,417	—	43,267	30,212	(30,212)	63,684	10,018	—	62,647	4,382	(4,382)	72,665

Cash and cash equivalents, end of year	$3,861	$—	$40,831	$59,896	$(59,896)	$44,692	$20,417	$—	$43,267	$30,212	$(30,212)	$63,684

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
				Investment in
			Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(19,109)	$—	$147,327	$3,706	$(3,706)	$128,218

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	—	(80,898)	—	—	(80,898)
Acquisitions, net of cash acquired	—	—	(641,097)	—	—	(641,097)
Investment in consolidated subsidiaries	(679,066)	—	—	—	679,066	—
Distributions from consolidated subsidiaries	73,398	—	—	—	(73,398)	—
Other	—	—	(5,057)	(1,051)	1,051	(5,057)

Net cash (used in) provided by investing activities	(605,668)	—	(727,052)	(1,051)	606,719	(727,052)

Cash Flows From Financing Activities:
Proceeds from long-term debt	663,781	—	—	—	—	663,781
Repayments of long-term debt	(288,000)	—	—	—	—	(288,000)
Distributions to unitholders	(73,629)	—	—	—	—	(73,629)
Proceeds from private placement of common units	157,125	—	—	—	—	157,125
Proceeds from private placement of Class E units	177,875	—	—	—	—	177,875
Contributions from parent	—	—	679,066	—	(679,066)	—
Distributions to parent	—	—	(73,398)	—	73,398	—
Other	(3,643)	—	(1,494)	1,727	(1,727)	(5,137)

Net cash provided by (used in) financing activities	633,509	—	604,174	1,727	(607,395)	632,015

Net increase (decrease) in cash and cash equivalents	8,732	—	24,449	4,382	(4,382)	33,181
Cash and cash equivalents, beginning of year	1,286	—	38,198	—	—	39,484

Cash and cash equivalents, end of year	$10,018	$—	$62,647	$4,382	$(4,382)	$72,665

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Long-Term Debt (Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2009 were as follows (in thousands):

Principal
Year	Amount

2010	$—
2011	—
2012	270,000
2013	—
2014	—
Thereafter	582,190

$852,190

Note 8 —	Members’ Capital

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

Class C Units

On May 1, 2007, as part of the consideration for the Cimmarron Acquisition, we issued in a private placement 1,579,409 Class C units, representing approximately $54 million of the purchase price, to the sellers of Cimmarron. In accordance with their terms, all Class C units converted into common units as of May 1, 2009.

Class D Units

Class D Units outstanding as of December 31, 2009 totaled 3,245,817. We issued these units in October 2007 in a private placement to the seller of Cantera as part of the consideration (approximately $112.5 million) for the Cantera Acquisition. The Class D units converted into our common units on a one-for-one basis in February 2010.

Class E Units

On October 19, 2007, as part of our financing for the Cantera Acquisition, we issued 5,598,836 Class E units in a private placement for aggregate proceeds of $177.9 million. On November 14, 2008, all of the Class E units converted automatically into common units as approved by our common unitholders at a special meeting of unitholders held March 13, 2008.

Subordinated Units

We issued 7,038,252 subordinated units to our Pre-IPO Investors at the closing of our IPO. Effective February 14, 2007, all 7,038,252 subordinated units converted on a one-for-one basis into common units as a result of the satisfaction of the financial tests set forth in our limited liability company agreement.

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

Distributions

The following table sets forth information regarding distributions to our unitholders for the quarterly periods indicated:

	Distribution
Quarter Ending	Per unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2006	$0.4000	January 18, 2007	February 1, 2007	February 14, 2007	$17,025,000
March 31, 2007	0.4200	April 18, 2007	May 1, 2007	May 15, 2007	17,881,000
June 30, 2007	0.4400	July 18, 2007	August 1, 2007	August 14, 2007	18,743,000
September 30, 2007(a)	0.4700	October 17, 2007	November 1, 2007	November 14, 2007	20,276,000
December 31, 2007	0.5100	January 16, 2008	February 1, 2008	February 14, 2008	24,336,000
March 31, 2008	0.5300	April 16, 2008	May 1, 2008	May 15, 2008	25,506,000
June 30, 2008	0.5600	July 16, 2008	August 1, 2008	August 14, 2008	27,242,000
September 30, 2008	0.5700	October 15, 2008	November 3, 2008	November 14, 2008	27,969,000
December 31, 2008	0.5750	January 14, 2009	February 2, 2009	February 13, 2009	31,466,000
March 31, 2009	0.5750	April 15, 2009	May 1, 2009	May 15, 2009	31,748,000
June 30, 2009	0.5750	July 15, 2009	August 3, 2009	August 13, 2009	31,871,000
September 30, 2009	0.5750	October 14, 2009	November 2, 2009	November 12, 2009	31,860,000
December 31, 2009	0.5750	January 13, 2010	February 1, 2010	February 11, 2010	31,911,000

(a)	Common units issued on October 19, 2007 were not eligible for this distribution pursuant to the provisions of the unit purchase agreement between us and the Class E unit purchasers.

Accounting for Equity-Based Compensation

As discussed in Note 2, we use FASB ASC 718 (SFAS No. 123(R)) to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”), discussed below. As of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

December 31, 2009, the number of units available for grant under our LTIP totaled 1,740,595, of which up to 1,133,707 units were eligible to be issued as restricted common units, phantom units or unit awards.

Restricted Common Units.  An award of restricted common units is valued based on the closing price of our common units on the date of grant. The aggregate intrinsic value of our restricted common units, net of anticipated forfeitures, is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $1,542,000, $1,781,000 and $2,125,000 related to the amortization of restricted common units outstanding during the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of restricted common unit activity is provided below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-	Number of	Grant-	Number of	Grant-
	Restricted	Date Fair	Restricted	Date Fair	Restricted	Date Fair
	Units	Value	Units	Value	Units	Value

Outstanding at beginning of year	169,769	$22.35	241,181	$22.92	315,936	$20.84
Granted	18,000	18.85	18,000	12.61	23,500	37.20
Vested	(76,782)	22.39	(89,122)	21.94	(93,742)	19.56
Vested-not released	—	—	395	20.25	—	—
Forfeited	(5,486)	27.67	(685)	20.95	(4,513)	21.09

Outstanding at end of year	105,501	$21.45	169,769	$22.35	241,181	$22.92

As of December 31, 2009, 2008 and 2007, unrecognized compensation costs related to outstanding restricted common units totaled $1,724,000, $2,763,000 and $4,347,000, respectively. The expense is expected to be recognized over an approximate weighted average period of 1.5 years. The total fair value of restricted common units that vested during the years ended December 31, 2009, 2008 and 2007 was $1,380,000, $2,498,000 and $3,593,000, respectively.

Phantom Units.  An award of phantom units is valued based on the closing price of our common units on the date of grant. The aggregate intrinsic value of our phantom units, net of anticipated forfeitures, is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $4,125,000, $2,972,000 and $412,000, related to the amortization of phantom units outstanding during the years ended December 31, 2009, 2008 and 2007, respectively.

In June 2008, we issued 35,810 performance based phantom units under our LTIP at a fair value of $626,000. These awards vest in three equal installments on each May 15 following the grant date, provided a performance goal for the applicable measurement period is met. The number of performance based phantom units to vest is dependent on the level of achievement of the performance goal, which is a specified percentage of total return to holders of our common units based on the market price of our common units. These awards were valued using a Monte Carlo simulation technique, an approved valuation method under FASB ASC 718 (SFAS No. 123(R)). The model utilizes the change in the unit price over time, estimated future distributions, estimated risk-free rate of return, annual volatility and projected rate of error to establish the grant date fair value of the awards. The performance based phantom unit award also includes an opportunity at the end of the three-year period to earn a bonus in units totaling up to 50% of the total performance based phantom award, provided that the performance goal, which based on total return to Copano unitholders for the three-year period, is met. No performance based phantom units were issued under the LTIP prior to this issuance. The fair value of phantom unit awards not containing performance conditions is measured using the closing price of our common units on the date of grant.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

A summary of the phantom unit activity is provided below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-	Number of	Grant-	Number of	Grant-
	Phantom	Date Fair	Phantom	Date Fair	Phantom	Date Fair
	Units	Value	Units	Value	Units	Value

Outstanding at beginning of year	588,910	$34.18	100,795	$40.81	—	$—
Granted	225,700	15.39	532,248	32.40	101,465	40.82
Vested	(41,769)	38.43	(39,477)	26.55	—	—
Vested-not released	(450)	38.78	450	38.78	—	—
Cancelled	(11,941)	17.49	—	—	—	—
Forfeited	(62,314)	30.61	(5,106)	38.06	(670)	41.74

Outstanding at end of year	698,136	$28.46	588,910	$34.18	100,795	$40.81

As of December 31, 2009, unrecognized compensation expense related to outstanding phantom units totaled $17,128,000. The expense is expected to be recognized over an approximate weighted average period of 3.5 years.

Unit Options.  The fair value of a unit option award, net of anticipated forfeitures, is amortized into expense over the option’s vesting period. We recognized non-cash compensation expense of $796,000, $899,000 and $685,000 related to unit options, net of anticipated forfeitures, for the years ending December 31, 2009, 2008 and 2007, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

A summary of unit option activity under our LTIP is provided below:

	2009		2008		2007
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Units	Average	Units	Average	Units	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,411,006	$23.78	1,442,847	$22.60	1,212,506	$17.15
Granted	33,000	14.89	191,500	32.05	418,200	37.60
Exercised	(61,782)	10.75	(71,722)	15.74	(115,288)	15.72
Cancelled	(19,864)	28.87	(37,040)	14.79	—	—
Forfeited	(59,884)	28.95	(114,579)	30.62	(72,571)	29.92

Outstanding at end of year	1,302,476	$23.86	1,411,006	$23.78	1,442,847	$22.60

Aggregate intrinsic value at end of year	$5,430,000		$453,000		$19,843,000
Weighted average remaining contractual term	6.5 years		7.4 years		8.1 years
Exercisable Options:
Outstanding at end of year	783,031	$20.65	556,866	$18.60	362,645	$15.43
Aggregate intrinsic value at end of year	$4,493,000		$329,000		$7,585,000
Weighted average remaining contractual term	5.9 years		6.7 years		7.5 years
Weighted average fair value of option granted		$2.07		$3.00		$4.33
Options expected to vest:
At end of year	1,172,228	$23.86	1,269,905	$23.78	1,298,562	$22.60
Aggregate intrinsic value at end of year	$4,887,000		$408,000		$17,859,000
Weighted average remaining contractual term	6.5 years		7.4 years		8.1 years

Exercise prices for unit options outstanding as of December 31, 2009 ranged from $10.00 to $44.14.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

	Year Ended December 31,
	2009	2008	2007

Weighted average exercise price	$14.89	$32.05	$37.60
Expected volatility	29.8-32.3%	20.0-20.7%	20.6-21.5%
Distribution yield	6.68-6.99%	6.18-6.59%	6.00-6.10%
Risk-free interest rate	1.71-3.28%	1.76-3.94%	3.48-5.11%
Expected term (in years)	6.5	6.5	6.5
Weighted average grant-date fair value of options granted	$2.07	$3.00	$4.33
Total intrinsic value of options exercised	$508,000	$1,117,000	$2,361,000

As of December 31, 2009, 2008 and 2007, unrecognized compensation costs related to outstanding unit options issued under our LTIP totaled $1,384,000, $2,534,000 and $2,805,000, respectively. The expense is expected to be recognized over a weighted average period of approximately 1.5 years.

Unit Appreciation Rights.  The fair value of a unit appreciation right (“UAR”) award, net of anticipated forfeitures, is amortized into expense over the UAR’s vesting period. We recognized non-cash compensation expense of $376,000 and $0 related to UARs, net of anticipated forfeitures, for the year ended December 31, 2009 and 2008, respectively.

A summary of UAR activity for the year ended December 31, 2009 ended is provided below:

	Number of	Weighted
	Units	Average
	Underlying UARs	Exercise Price

Outstanding at beginning of year	—	$—
Granted	320,000	15.38
Forfeited	(17,100)	15.09

Outstanding at end of year	302,900	$15.40

The fair value of each UAR granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the UAR is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical common unit prices and distribution rates and those of similar companies. The expected term of UARs is based on the simplified method and represents the period of time that UARs granted are expected to be outstanding.

Year Ended
December 31,
2009

Weighted average exercise price	$15.40
Expected volatility	30.8%-64.8%
Distribution yield	6.76%-8.47%
Risk-free interest rate	0.90%-3.18%
Expected term (in years)	1.8 — 5.8
Weighted average grant-date fair value of appreciation rights granted	$3.01
Total intrinsic value of appreciation rights exercised	$—

As of December 31, 2009, unrecognized compensation costs related to outstanding UARs totaled $536,000. The expense is expected to be recognized over a weighted average period of approximately three years.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Members’ Capital (Continued)

Unit Awards.  In February 2009, we amended our LTIP to provide for unit awards, which are awards of common units that are not subject to vesting or forfeiture. For the year ended December 31, 2009, we granted 142,433 unit awards under our LTIP with a weighted average fair value of $15.05 to settle bonuses, including obligations under our Management Incentive Compensation Plan (“MICP”) and Employee Incentive Compensation Program (“EICP”).

Since FASB ASC 480 (SFAS No. 150), “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a variable number of units to be classified as a liability, we classify equity awards issued to settle EICP and the MICP obligations as liability awards. As of December 31, 2009, we accrued $550,000 and $1,270,000 for the fourth quarter 2009 EICP bonuses and an estimate of the 2009 MICP incentive bonuses, respectively.

As of December 31, 2009, the estimated unrecognized compensation costs related to outstanding liability awards totaled $212,000 for the MICP which is expected to be recognized as expense on a straight-line basis through February 2010.

Note 9 —	Related Party Transactions

Operations Services

Through December 31, 2009, Copano/Operations, Inc. (“Copano Operations”) provided certain management, operations and administrative support services to us pursuant to an administrative and operating services agreement. Copano Operations was controlled by John R. Eckel, Jr., our late Chairman of the Board of Directors and Chief Executive Officer until his death in November 2009, and, since that time, has been controlled by Douglas L. Lawing, our Executive Vice President and General Counsel. Under our agreement with Copano Operations, we reimbursed Copano Operations for its direct and indirect costs of providing these services. Specifically, Copano Operations charged us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities formerly controlled by Mr. Eckel and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Our management believes that this methodology was reasonable. For the years ended December 31, 2009, 2008 and 2007, we reimbursed Copano Operations $2,865,000, $3,236,000 and $3,250,000, respectively, for administrative and operating costs, including payroll and benefits expense for certain of our field and administrative personnel. These costs are included in operations and maintenance expenses and general and administrative expenses on our consolidated statements of operations. As of December 31, 2009 and 2008, amounts payable by us to Copano Operations were $2,000 and $5,000, respectively. In addition, certain of our subsidiaries are co-lessors of office space with Copano Operations. Pursuant to our services agreement with Copano Operations, we reimbursed Copano Operations for lease payments that it made for our benefit.

Effective January 1, 2010, we and Copano Operations agreed to terminate the existing services agreement and entered into a new administrative and operating services agreement. The new services agreement modifies the arrangement by which we and Copano Operations share certain employees, office space, equipment, goods and services. We now employ the shared personnel formerly provided by Copano Operations under the original services agreement, and have assumed responsibility for procuring the shared facilities, goods and services (and related obligations such as office and equipment leases) formerly provided by Copano Operations to us. Under the modified arrangement, we provide Copano Operations with the use of the shared personnel, facilities, goods and services in exchange for (i) a monthly charge of $25,000 and (ii) rights to use certain assets owned by Copano Operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

Our management believes that the terms and provisions of our related party agreements are fair to us; however, we cannot be certain that such agreements and services have terms as favorable to us as we could obtain from unaffiliated third parties.

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Year Ended December 31,
	2009	2008	2007

Affiliates of Mr. Eckel:(1)
Natural gas sales(2)	$3	$113	$31
Gathering and compression services(4)	18	22	30
Natural gas purchases(6)	1,070	1,426	2,251
Payable by us as of December 31, 2009 and 2008(7)	147	199
Webb Duval:
Natural gas sales(2)	923	590	—
Natural gas purchases(6)	562	2,542	955
Transportation costs(8)	334	379	357
Management fees(9)	221	216	211
Reimbursable costs(9)	614	654	522
Payable to us as of December 31, 2009 and 2008(10)	910	287
Payable by us as of December 31, 2009 and 2008(7)	321	80
Southern Dome:
Natural gas liquid sales(3)	—	—	302
Condensate sales(5)	—	—	145
Management fees(9)	250	250	250
Reimbursable costs(9)	328	599	448
Payable to us as of December 31, 2009 and 2008(10)	586	89
Bighorn:(11)
Compressor rental fees(5)	981	—	—
Gathering costs(8)	309	603	166
Natural gas purchases(6)	25	30	—
Management fees(9)	357	287	115
Reimbursable costs(9)	3,121	252	49
Payable to us as of December 31, 2009 and 2008(10)	490	2,109
Payable by us as of December 31, 2009 and 2008(7)	23	45
Fort Union:(11)
Gathering costs(8)	8,259	8,440	2,110
Treating costs(6)	199	856	125
Management fees(9)	212	—	—
Reimbursable costs(9)	1,419	95	22
Payable to us as of December 31, 2009 and 2008(10)	634	269
Payable by us as of December 31, 2009 and 2008(7)	162	175
Other:(12)
Natural gas sales(2)	270	423	212
Natural gas liquid sales(5)	3	—	—
Payable to us as of December 31, 2009 and 2008(10)	137	199

(1)	These entities were controlled by Mr. Eckel until his death in November 2009, and since that time have been controlled by Mr. Lawing.

(2)	Revenues included in natural gas sales on our consolidated statements of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Related Party Transactions (Continued)

(3)	Revenues included in natural gas liquids sales on our consolidated statements of operations.

(4)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(5)	Revenues included in condensate and other on our consolidated statements of operations.

(6)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(7)	Included in accounts payable on the consolidated balance sheets.

(8)	Costs included in transportation on our consolidated statements of operations.

(9)	Management fees and reimbursable costs received from our unconsolidated affiliates consists of the total compensation paid to us by our unconsolidated affiliates and is included in general and administrative expenses on our consolidated statements of operations.

(10)	Included in accounts receivable on the consolidated balance sheets.

(11)	The results for 2007 include the period from October 1, 2007 through December 31, 2007.

(12)	The results for 2007 include the period from May 1, 2007 through December 31, 2007.

Our management believes that the terms and provisions of our related party agreements are fair to us; however, we cannot be certain that such agreements and services have terms as favorable to us as we could obtain from unaffiliated third parties.

Other Transactions

Certain of our operating subsidiaries paid operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs. We paid Exterran Holdings $3,935,000 and $5,824,000 for the years ended December 31, 2009 and 2008, respectively, for their services. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer. Our management believes that the terms and provisions of our related party agreements are fair to us; however, we cannot be certain that such agreements and services have terms as favorable to us as we could obtain from unaffiliated third parties.

Note 10 —	Customer Information

The following tables summarize our significant customer information for the period indicated.

Percentage of Consolidated Revenue(1)

		Year Ended December 31,
Customer	Segment	2009	2008	2007

ONEOK Energy Services, L.P.	Oklahoma	16%	16%	16%
ONEOK Hydrocarbon, L.P.	Oklahoma	17%	13%	14%
DCP Midstream, L.L.C.	Texas and Oklahoma	12%	(1)	(1)
Kinder Morgan	Texas	(1)	(1)	10%
Enterprise Products Operating, L.P.	Texas	(1)	14%	20%

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Customer Information (Continued)

Percentage of Consolidated Cost of Goods Sold(1)

		Year Ended December 31,
Producers	Segment	2009	2008	2007

New Dominion LLC	Oklahoma	16%	13%	18%
Altex Resources, Inc.	Oklahoma	12%	(1)	(1)

Percentage of Consolidated Accounts Receivable(1)

		Year Ended December 31,
Customer or Counterparty	Segment	2009	2008	2007

ONEOK Energy Services, L.P.	Oklahoma	17%	15%	18%
ONEOK Hydrocarbon, L.P.	Oklahoma	21%	(1)	13%
DCP Midstream, L.L.C.	Texas and Oklahoma	20%	(1)	(1)
Enterprise Products Operating, L.P.	Texas	(1)	(1)	10%
Kinder Morgan	Texas	(1)	11%	(1)
The Goldman Sachs Group, Inc.	Texas	(1)	10%	(1)

(1)	Percentages are not provided for periods for which the customer or producer is less than 10% of our consolidated revenue.

Note 11 —	Risk Management Activities

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

Our Risk Management Committee monitors and ensures compliance with the risk management policy and consists of senior level executives in the operations, finance and legal departments. The Audit Committee of our Board of Directors monitors the implementation of the policy and we have engaged an independent firm to provide additional oversight. The risk management policy provides that all derivatives transactions must be executed by our Chief Financial Officer and must be authorized in advance of execution by our Chief Executive Officer. The policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a

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

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under FASB ASC 815 (SFAS No. 133) and are recorded on our consolidated balance sheets at fair value. For derivatives designated as cash flow hedges, we recognize the effective portion of changes in fair value as other comprehensive income (“OCI”) and reclassify them to revenue within the consolidated statements of income as the underlying transactions impact earnings. For derivatives not designated as cash flow hedges, we recognize changes in fair value as a gain or loss in our consolidated statements of income. These financial instruments serve the same risk management purpose whether designated as a cash flow hedge or not. For 2009, $87,000 was reclassified to earnings as a result of discontinuing various cash flow hedges upon determining that the forecasted transactions were probable of not occurring.

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

During the years ended December 31, 2009, 2008 and 2007, we recorded unrealized mark-to-market gains/(losses) of $4,669,000, $(3,308,000) and $(9,845,000), respectively, related to undesignated economic hedges, unrealized (losses)/gains of ($538,000), $548,000 and $(275,000), respectively, related to ineffectiveness on our risk management portfolio and reclassified into earnings a gain of $1,458,000, $(407,000) and $(676,000), respectively, as a result of the discontinuance of cash flow hedge accounting for certain unwound derivatives. As of December 31, 2009, we estimated that $495,000 of OCI will be reclassified as an increase to earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

The following tables summarize our commodity hedge portfolio as of December 31, 2009 (all hedges are settled monthly):

Purchased Houston Ship Channel Index Natural Gas Options

	Call Spread			Call
	Call Strike		Call Volumes	Strike	Volume
	(Per MMBtu)		(MMBtu/d)	(Per MMBtu)	(MMBtu/d)
	Bought	Sold

2010	$7.3500	$10.0000	7,100	$10.0000	10,000
2011	$6.9500	$10.0000	7,100	$10.0000	10,000

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

Purchased Houston Ship Channel Index Natural Gas Basis Swap

		Swap
	Strike	Volume
	(per MMbtu)	(MMbtu/d)

2010	$0.0450	10,000

Sold Centerpoint East Index Natural Gas Basis Swap

		Swap
	Strike	Volume
	(per MMbtu)	(MMbtu/d)

2010	$0.0230	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500
2011	$0.5300	500	—	—

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	—	—

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2010	$1.4900	$0.8500	1,100
2010	$1.4900	$0.9460	700

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011	$1.7100	200	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2010	$1.8900	$1.1145	100
2010	$1.8900	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200
2011	$1.7100	350	—	—

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2010	$1.88	$1.1000	200
2010	$1.88	$1.0300	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts

	Put
	Strike	Volumes
	(Per gallon)	(Bbls/d)

2010	$1.408	300
2011	$1.410	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

Put Spread
	Strike		Volumes
	(Per gallon)		(Bbls/d)
	Bought	Sold

2010	$2.54	$1.408	300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2010	$55.00	1,000
2010	$60.00	400
2011	$55.00	1,000	(1)
2011	$60.00	400
2011	$77.00	700
2011	$79.00	400
2012	$79.00	300

(1)	Instrument is not designated as a cash flow hedge under hedge accounting.

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike		Volumes
	(Per barrel)		(Bbls/d)
	Bought	Sold

2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of our variable rate debt into fixed rate debt. As of December 31, 2009, we hold a notional amount of $145 million in interest rate swaps with an average fixed rate of 4.44% that mature between July 2010 and October 2012. As of December 31, 2009, our interest rate swaps are not designated as cash flow hedges.

For the years ended December 31, 2009, 2008 and 2007 interest and other financing costs on the consolidated statement of operations include unrealized mark-to-market gains/(losses) of $2,748,000, $(10,009,000) and $(111,000), respectively, on undesignated interest rate swaps and ineffectiveness on designated interest rate swaps of $0, $17,000 and $17,000, respectively. For the year ended December 31, 2009, we paid $5,405,000 in settlement of expired positions.

As of December 31, 2009, we estimate that $478,000 of OCI will be reclassified as an increase to earnings in the next 12 months.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008. As required by FASB ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

Fair Value Measurements on Hedging Instruments(a)

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Commodity derivatives:
Short-term — Designated(b)	$—	$—	$36,588	$36,588	$—	$—	$76,440	$76,440
Short-term — Not designated(b)	—	27	—	27	—	—	—	—
Long-term — Designated(c)	—	—	14,805	14,805	—	—	81,192	81,192
Long-term — Not designated(c)	—	—	576	576	—	—	1,700	1,700

Total	$—	$27	$51,969	$51,996	$—	$—	$159,332	$159,332

Liabilities
Commodity derivatives:
Short-term — Designated(d)	$—	$—	$4,763	$4,763	$—	$—	$—	$—
Short-term — Not designated(d)	—	—			—	—	2,308	2,308
Long-term — Designated(e)	—	—	4,600	4,600	—	—	4,347	4,347
Interest rate derivatives:
Short-term — Designated(d)	—	—	—	—	—	302	—	302
Short-term — Not designated(d)	—	4,909	—	4,909	—	3,662	—	3,662
Long-term — Designated(e)	—	—	—	—	—	854	—	854
Long-term — Not designated(e)	—	3,238	—	3,238	—	6,288	—	6,288

Total	$—	$8,147	$9,363	$17,510	$—	$11,106	$6,655	$17,761

Total designated	$—	$—	$42,030	$42,030	$—	$(1,156)	$153,285	$152,129

Total not designated	$—	$(8,120)	$576	$(7,544)	$—	$(9,950)	$(608)	$(10,558)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Risk Management Activities (Continued)

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

During the fourth quarter, we changed our valuation methodology for NGL hedges from using a regression based model to develop NGL forward pricing curves to using NGL forward pricing curves provided by an independent third party. The change was made because the independent third party pricing reflects the emerging liquidity in the near-term portion of the forward curve, which we have recently observed in the over the counter market for NGL hedges.

Valuation of our Level 3 derivative contracts incorporates the use of valuation models using significant unobservable inputs. To the extent certain model inputs are observable, such as prices of WTI Crude, Mt. Belvieu NGLs, Houston Ship Channel natural gas and Centerpoint East natural gas, we include observable market price and volatility data as inputs to our valuation model. For those input parameters that are not readily available, such as implied volatilities for Mt. Belvieu NGL prices or prices for illiquid periods of price curves, the modeling methodology incorporates available market information to generate these inputs through techniques such as regression based extrapolation.

The following table provides a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy.

	Year Ended December 31,
	2009	2008
	(In thousands)

Assets (liability) balance, beginning of year	$152,677	$(48,407)
Total gains or losses:
Noncash amortization of option premium	(36,950)	(32,842)
Other amounts included in earnings	72,669	5,206
Included in accumulated other comprehensive loss	(84,021)	176,593
Purchases	6,940	60,160
Settlements	(68,709)	(8,033)
Transfers in and/or out of Level 3	—	—

Asset balance, end of year	$42,606	$152,677

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the year	$4,653	$(3,246)

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

We have not entered into any derivative transactions containing credit risk related contingent features as of December 31, 2009.

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
			Amount of Gain (Loss)
		Amount of Gain (Loss)	Recognized in Income
Derivatives in	Amount of Gain (Loss)	Reclassified from	on Derivative
FASB ASC 815	Recognized in OCI on	Accumulated OCI into	(Ineffective Portion and
(SFAS 133) Cash Flow	Derivatives (Effective	Income (Effective	Amount Excluded from
Hedging Relationships	Portion)	Portion)	Effectiveness Testing)	Statements of Operations Location
(In thousands)

Year ended December 31, 2009
Natural gas	$3,637	$(3,401)	$—	Natural gas sales
Natural gas liquids	26,123	31,204	(122)	Natural gas liquids sales
Crude oil	12,365	14,093	(416)	Condensate and other
Interest rate swaps	(515)	304	—	Interest and other financing costs

Total	$41,610	$42,200	$(538)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
	Amount of Gain (Loss)
	Recognized in Income on
Derivatives Not Designated as Hedging Instruments Under (FASB ASC 815 SFAS 133)	Derivative	Statement of Operations Location
(In thousands)

Year ended December 31, 2009
Natural gas	$27	Natural gas sales
Natural gas liquids	4,643	Natural gas liquids sales
Interest rate	2,748	Interest and other financing costs

Total	$7,418

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of December 31, 2009 and 2008 for cash and cash equivalents approximate fair value. The fair value of our Credit Facility has been estimated based on similar debt transactions that occurred during the year ended December 31, 2009. Estimates of the fair value of our Senior Notes are based on market information as of December 31, 2009. A summary of the fair value and carrying value of the financial instruments as of December 31, 2009 and 2008 is shown in the table below.

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In thousands)

Cash and cash equivalents	$44,692	$44,692	$63,684	$63,684
Credit Facility	270,000	260,348	220,000	220,000
2016 Notes	332,665	337,655	332,665	226,212
2018 Notes	249,525	251,936	267,750	170,021

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies

Commitments

For the years ended December 31, 2009, 2008 and 2007, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $7,260,000, $7,420,000 and $3,913,000, respectively. As of December 31, 2009, commitments under our lease obligations for the next five years are payable as follows: 2010 — $3,360,000; 2011  — $1,426,000; 2012 — $878,000, 2013 — $531,000 and 2014 — $422,000.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of December 31, 2009, we had fixed contractual commitments to purchase 827,000 million British thermal units (“MMBtu”) of natural gas in January 2010. As of December 31, 2009, we had fixed contractual commitments to sell 2,019,000 MMBtu of natural gas in January 2010. All of these contracts are based on index-related market pricing. Using index-related market prices as of December 31, 2009, total commitments to purchase natural gas related to such agreements equaled $4,785,000 and total commitments to sell natural gas under such agreements equaled $11,555,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During December 2009, natural gas volumes purchased under such contracts equaled 10,527,002 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to 2012. During December 2009, natural gas volumes sold under such contracts equaled 5,323,347 MMBtu.

In connection with our acquisition of Cantera, we assumed a “Contingent Consideration Note” to CMS Gas Transmission Company (“CMS Gas Transmission”), dated as of July 2, 2003, that provided for annual payments to CMS Gas Transmission through March 2009 contingent upon Bighorn and Fort Union achieving certain earnings thresholds. In April 2009, we paid $2,834,000 as the sole and final consideration to fulfill our obligation under the note.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $9,876,000 in 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013 and $24,713,000 thereafter. The agreements expire on December 31, 2019. All of our obligations under these agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1.9 million, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $4,582,000 for 2010, $5,859,000 for 2011, $7,154,000 for 2012, and $7,665,000 for each of the years thereafter. Generally, we resell our firm capacity to third parties under various types of agreements. These commitments expire in November 30, 2017.

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

As a result of the Cimmarron Acquisition and a smaller 2007 “bolt-on” acquisition, we, through wholly owned subsidiaries, assumed three natural gas purchase agreements with Targa North Texas LP (“Targa”) pursuant to which we have sold natural gas purchased from north Texas producers to Targa (the “Targa Agreements”). One of these agreements terminated on September 1, 2008, and the remaining agreements expire on October 1, 2010 and December 1, 2011. Because of a dispute regarding what portion, if any, of the natural gas we purchase from north Texas producers has been contractually dedicated for resale to Targa, our wholly owned subsidiary, River View Pipelines, L.L.C. (“River View”), filed suit against Targa in the 190th Judicial District Court in Harris County, Texas, on May 28, 2008, seeking a declaratory judgment that River View had no obligation to sell to Targa any natural gas River View purchases from wells located in Denton, Wise, Cooke or Montague Counties, Texas. In Targa’s response filed July 25, 2008, Targa sought a declaratory judgment that this natural gas was contractually dedicated to Targa and claimed unspecified monetary damages for alleged breaches of the Targa Agreements by River View and certain other wholly owned subsidiaries. In February 2010, we and Targa executed a settlement that resolved all claims made in the litigation and that was effective October 1, 2009. The terms of the settlement agreement did not have a material effect on our financial condition or results of operations for the fourth quarter of 2009 and are not expected to have a material effect going forward.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Note 14 —	Supplemental Disclosures to the Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash payments for interest, net of $3,362,000, $3,471,000 and $932,000 capitalized in 2009, 2008 and 2007, respectively	$53,475	$49,205	$24,471
Cash payments for federal and state income taxes	$762	$492	$—

We incurred a change in liabilities for investing activities that had not been paid as of December 31, 2009, 2008 and 2007 of $7,980,000, $6,028,000 and $1,454,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows. As of December 31, 2009, 2008 and 2007, we accrued $5,249,000, $13,229,000 and $7,201,000, respectively, for capital expenditures that had not been paid and, therefore, these amounts are not included in investing activities for each respective period presented.

Note 15 —	Discontinued Operations

Effective October 1, 2009, we sold our crude oil pipeline and related assets, and as a result, we have classified the results of operations and financial position of our crude oil pipeline as “discontinued operations” for all periods presented. In the fourth quarter of 2009, we recognized a gain on the sale of the crude oil pipeline system of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Discontinued Operations (Continued)

approximately $0.9 million. Selected financial data for the crude oil pipeline and related assets are as follows (in thousands):

	December 31,
	2009	2008

Prepayment and other current assets	$—	$113
Property, plant and equipment, net	—	4,475
Intangibles, net	—	633
Other assets, net	—	343

	—	5,564
Other current liabilities	—	—

Net assets	$—	$5,564

	Year Ended December 31,
	2009	2008	2007

Crude oil sales	$62,302	$174,667	$77,142
Cost of crude oil purchases	58,935	171,401	74,814
Income from discontinued operations before taxes	$2,292	$2,291	$1,794
Income tax expense	—	—	—

Net income from discontinued operations	$2,292	$2,291	$1,794

Note 16 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome and, through September 2009, included a crude oil pipeline.

•	Texas, which includes midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing and marketing. Our Texas segment also provides NGL fractionation and transportation. Our Texas segment includes our Louisiana processing assets and our equity investment in Webb Duval.

•	Rocky Mountains, which includes natural gas gathering and treating services in Wyoming. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union, two firm gathering agreements with Fort Union and two firm transportation agreements with WIC.

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

			Rocky	Total	Corporate and
	Oklahoma(a)	Texas	Mountains	Segments	Other	Consolidated

Year Ended December 31, 2009:
Total segment gross margin	$76,686	$103,620	$3,254	$183,560	$35,890	$219,450
Operations and maintenance expenses	23,469	27,960	48	51,477	—	51,477
Depreciation, amortization and impairment	31,698	20,868	2,920	55,486	1,489	56,975
General and administrative expenses	8,087	9,453	2,551	20,091	19,420	39,511
Taxes and other income	1,998	1,698	18	3,714	18	3,732
Equity in (earnings) loss from unconsolidated affiliates	(1,768)	60	(2,892)	(4,600)	—	(4,600)

Operating income	$13,202	$43,581	$609	$57,392	$14,963	$72,355

Natural gas sales	$165,524	$147,218	$5,181	$317,923	$(1,237)	$316,686
Natural gas liquids sales	171,018	206,485	—	377,503	29,159	406,662
Transportation, compression and processing fees	6,774	28,161	21,048	55,983	—	55,983
Condensate and other	26,617	5,149	981	32,747	7,968	40,715

Sales to external customers	$369,933	$387,013	$27,210	$784,156	$35,890	$820,046

Intersegment sales	$(966)	$966	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$55,836	$55,836
Segment assets	721,091	439,375	694,710	1,855,176	12,236	1,867,412
Year Ended December 31, 2008:
Total segment gross margin	$133,112	$142,723	$5,877	$281,712	$(27,568)	$254,144
Operations and maintenance expenses	23,874	29,950	—	53,824	—	53,824
Depreciation, amortization and impairment	30,360	15,770	5,521	51,651	1,265	52,916
General and administrative expenses	7,832	9,473	2,445	19,750	25,821	45,571
Taxes and other income	1,683	1,336	—	3,019	—	3,019
Equity in earnings from unconsolidated affiliates	(3,283)	(888)	(2,718)	(6,889)	—	(6,889)

Operating income	$72,646	$87,082	$629	$160,357	$(54,654)	$105,703

Natural gas sales	$344,045	$382,189	$21,812	$748,046	$(788)	$747,258
Natural gas liquids sales	280,046	345,810	—	625,856	(27,870)	597,986
Transportation, compression and processing fees	2,570	32,912	23,524	59,006	—	59,006
Condensate and other	40,880	6,931	1,268	49,079	1,090	50,169

Sales to external customers	$667,541	$767,842	$46,604	$1,481,987	$(27,568)	$1,454,419

Intersegment sales	$(1,991)	$1,991	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$64,978	$64,978
Segment assets	727,875	397,788	711,434	1,837,097	176,568	2,013,665
Year Ended December 31, 2007:
Total segment gross margin	$112,763	$121,935	$1,145	$235,843	$(31,245)	$204,598
Operations and maintenance expenses	20,261	20,437	8	40,706	—	40,706
Depreciation, amortization and impairment	25,632	12,749	670	39,051	824	39,875
General and administrative expenses	5,992	16,323	597	22,912	11,726	34,638
Taxes and other income	1,551	1,086	—	2,637	—	2,637
Equity in (earnings) loss from unconsolidated affiliates	(1,400)	(1,576)	126	(2,850)	—	(2,850)

Operating income	$60,727	$72,916	$(256)	$133,387	$(43,795)	$89,592

Natural gas sales	$256,541	$256,085	$3,586	$516,212	$2,219	$518,431
Natural gas liquids sales	224,832	296,754	—	521,586	(30,154)	491,432
Transportation, compression and processing fees	667	16,044	5,595	22,306	—	22,306
Condensate and other	30,186	5,470	—	35,656	(3,310)	32,346

Sales to external customers	$512,226	$574,353	$9,181	$1,095,760	$(31,245)	$1,064,515

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Segment Information (Continued)

			Rocky	Total	Corporate and
	Oklahoma(a)	Texas	Mountains	Segments	Other	Consolidated

Intersegment sales	$(400)	$400	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$103	$103	$29,248	$29,351

(a)	All information excludes the results of discontinued operations for the sale of the crude oil pipeline and related assets discussed in Note 15 except for the information related to intersegment sales, interest and other financing costs and net income (loss).

Note 17 —	Quarterly Financial Data (Unaudited)

	Year 2009
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)

Revenue	$201,078	$180,183	$189,531	$249,254	$820,046
Operating income	15,971	18,033	18,146	20,205	72,355
Net income	5,905	6,038	3,729	7,486	23,158
Discontinued operations, net of tax	561	570	262	899	2,292
Basic net income per common unit	0.11	0.11	0.07	0.14	0.43
Diluted net income per common unit	0.10	0.10	0.06	0.13	0.40

	Year 2008
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)

Revenue	$360,565	$444,096	$402,871	$246,888	$1,454,419
Operating income	24,995	38,043	23,872	18,793	105,703
Net income	14,502	23,202	8,723	11,786	58,213
Discontinued operations, net of tax	726	1,323	161	81	2,291
Basic net income per common unit	0.31	0.49	0.18	0.22	1.20
Diluted net income per common unit	0.25	0.40	0.15	0.21	1.01