Form 10-K/A
period 2009-12-31
Copano Energy, L.L.C.
filed 2010-03-25
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

None

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered

Common Units Representing Limited	The NASDAQ Global Select Market
Liability Company Interests

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

Large accelerated filer ☑	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

Copano Energy, L.L.C. (“we” or “our”) is filing this 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009 to add the audited annual financial statements of Bighorn Gas Gathering, L.L.C. and Fort Union Gas Gathering, L.L.C., our “significant equity investments,” which we are required to file pursuant to Rule 3-09 promulgated under Securities and Exchange Commission (“SEC”) Regulation S-X, as amended. At the time of the March 1, 2010 filing of our Form 10-K with the SEC, the audited financial statements of our significant equity investments were not available, therefore we are amending our Annual Report within 90 days of our fiscal year end to include the audited financial statements of our significant equity investments as required by Rule 3-09(b)(1). In addition, we have included a revised Index of Exhibits with this Form 10-K/A.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

Item 8.	Financial Statements and Supplementary Data

The Independent Auditors’ Report and financial statements of Bighorn Gas Gathering, L.L.C. and Fort Union Gas Gathering, L.L.C. required for this Item are set forth on pages F-1 through F-28 of this report and are incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2)  Financial Statements

The consolidated financial statements of Copano Energy, L.L.C. and its subsidiaries were filed as part of Copano Energy, L.L.C.’s Form 10-K filed March 1, 2010.

The financial statements of Bighorn Gas Gathering, L.L.C. and Fort Union Gas Gathering, L.L.C. and the related notes to the financial statements are listed on the Index to Financial Statements to this report beginning on page F-1.

(a)(3)  Exhibits

The following documents are filed as a part of this report or incorporated by reference.

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).

Number	Description

3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9	Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1	Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 24, 2009).
10.2	Amendment to Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 18, 2009).

10.3	Administrative and Operating Services Agreement effective January 1, 2010, among Copano/Operations, Inc. and CPNO Services, L.P. (incorporate by reference to Exhibit 10.3 to Annual Report on Form 10-K filed March 1, 2010).

10.4	Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.5	First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.6	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.7	Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed March 31, 2005).

Number	Description

10.8	Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).

10.9	Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.10	First Amendment to Employment Agreement between CPNO Services, L.P. and John A. Raber effective November 19, 2008 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 25, 2008).

10.11	Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.12	First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed February 27, 2009).

10.13	Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 8, 2008).
10.14	2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.15	2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.16	2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.17	2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.18	Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.19	Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.20	2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.21	2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.22	2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.23	November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).
10.24	2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
10.25	2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.26	2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.27	2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10.28	2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).
10.29	2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).
10.30	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).

Number		Description

10.31		Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 18, 2009).
10.32		Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 12, 2008).
10.33		2009 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2009).
10.34		Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).
10.35		Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).
10.36		Form of Deferred Compensation Plan Chief Executive Officer Participation Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed December 19, 2008).
10.37		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.38		Copano Energy, L.L.C. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2007).
10.39		Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.40		Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.41		Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.42		Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10	.43†	Amended and Restated Credit Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.44		First Amendment to Amended and Restated Credit Agreement, dated October 19, 2007. (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed February 29, 2008).
10.45		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Automatic Shelf Registration Statement on Form S-3ASR filed November 3, 2009).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32	.1*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2*	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 25th day of March 2010.

COPANO ENERGY, L.L.C.

By:	/s/ Lari Paradee
Lari Paradee
Senior Vice President, Controller and Principal
Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Page

Bighorn Gas Gathering, L.L.C. Financial Statements
Independent Auditors’ Report	F-2
Balance Sheets as of December 31, 2009 and 2008 (restated)	F-3
Statements of Operations for the years ended December 31, 2009 and 2008 (restated) and for the period from October 1, 2007 through December 31, 2007 (restated)	F-4
Statements of Cash Flows for the years ended December 31, 2009 and 2008 (restated) and for the period from October 1, 2007 through December 31, 2007 (restated)	F-5
Statements of Members’ Equity for the years ended December 31, 2009 and 2008 (restated) and for the period from October 1, 2007 through December 31, 2007 (restated)	F-6
Notes to Financial Statements	F-7

Fort Union Gas Gathering, L.L.C. Financial Statements
Independent Auditors’ Report	F-15
Balance Sheets as of December 31, 2009 and 2008	F-16
Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 (unaudited)	F-17
Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 (unaudited)	F-18
Statements of Members’ Equity for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 (unaudited)	F-19
Notes to Financial Statements	F-20
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

INDEPENDENT AUDITORS’ REPORT

To the Operating Member of Bighorn Gas Gathering, L.L.C.:

We have audited the accompanying balance sheets of Bighorn Gas Gathering, L.L.C. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years then ended and for the period from October 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from October 1, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the accompanying 2007 and 2008 financial statements have been restated.

/s/  Deloitte & Touche LLP

Houston, Texas
March 25, 2010

BIGHORN GAS GATHERING, L.L.C.

BALANCE SHEETS

	December 31,
	2009	2008
		(As Restated,
		see Note 7)

ASSETS
Current assets:
Cash and cash equivalents	$4,248,715	$6,761,393
Accounts receivable, net:
Trade	2,738,774	4,291,359
Related parties	70,474	44,810
Prepaid expenses	3,843	200,498

Total current assets	7,061,806	11,298,060
Property and equipment, net	90,606,623	90,982,512
Other assets, net	2,063,381	1,998,851

Total assets	$99,731,810	$104,279,423

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$880,651	$872,976
Related parties	490,206	2,108,853
Accrued liabilities	226,882	523,927

Total current liabilities	1,597,739	3,505,756

Asset retirement obligations	238,088	216,444
Commitments and contingencies (Notes 4 and 6)
Members’ equity	97,895,983	100,557,223

Total liabilities and members’ equity	$99,731,810	$104,279,423

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENTS OF OPERATIONS

			Period from
			October 1, 2007
			through
	Year Ended December 31,		December 31,
	2009	2008	2007
		(As Restated,	(As Restated,
		see Note 7)	see Note 7)

Gathering fee revenue	$34,420,933	$35,005,868	$7,857,116
Expenses:
Operating and maintenance(1)	12,018,704	12,935,232	2,609,538
General and administrative	1,959,307	452,896	81,836
Depreciation, amortization and abandonment	6,210,800	5,358,264	1,192,473

Total expenses	20,188,811	18,746,392	3,883,847

Operating income	14,232,122	16,259,476	3,973,269
Other income:
Interest income	2,889	77,984	24,367
Other income (expense)	6,066	—	(309)

Total other income	8,955	77,984	24,058

Net income	$14,241,077	$16,337,460	$3,997,327

(1)	Exclusive of depreciation, amortization and abandonment shown separately below.

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENTS OF CASH FLOWS

			Period from
			October 1, 2007
			through
	Year Ended December 31,		December 31,
	2009	2008	2007
		(As Restated,	(As Restated,
		see Note 7)	see Note 7)

Cash flows from operating activities:
Net income	$14,241,077	$16,337,460	$3,997,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonment	6,210,800	5,358,264	1,192,473
Accretion expense	21,644	19,677	4,472
Provision for doubtful accounts	1,418,008	—	—
Changes in assets and liabilities:
Accounts receivable	108,913	(1,038,052)	219,453
Prepaid expenses and other	196,655	(83,541)	53,232
Accounts payable	(1,546,997)	1,435,400	(521,613)
Accrued liabilities	(371,301)	356,022	81,150

Net cash provided by operating activities	20,278,799	22,385,230	5,026,494

Cash flows from investing activities:
Additions to property and equipment	(5,597,786)	(5,383,494)	(4,117,405)
Additions to intangible assets	(291,374)	(147,850)	—

Net cash used in investing activities	(5,889,160)	(5,531,344)	(4,117,405)

Cash flows from financing activities:
Priority distributions to members	(1,431,833)	(1,901,500)	(583,932)
Distributions to members	(21,200,000)	(18,700,000)	(4,000,000)
Equity contributions from members	5,729,516	6,848,711	2,896,501

Net cash used in financing activities	(16,902,317)	(13,752,789)	(1,687,431)

Net (decrease) increase in cash and cash equivalents	(2,512,678)	3,101,097	(778,342)
Cash and cash equivalents, beginning of period	6,761,393	3,660,296	4,438,638

Cash and cash equivalents, end of year	$4,248,715	$6,761,393	$3,660,296

Supplemental disclosure to the Statements of Cash Flows — Accrued capital expenditures	$173,517	$163,236	$374,294

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

	Common Member Interests
	Copano		Crestone
	Pipelines/Rocky	Crestone Energy	Gathering
	Mountains, LLC	Ventures, L.L.C.	Services, L.L.C.	Total

Balance at October 1, 2007 (As restated, see Note 7)	$48,787,955	$37,308,431	$9,566,270	$95,662,656
Contributions	2,814,057	65,618	16,826	2,896,501
Allocation of 2007 contributions	(1,336,841)	1,064,016	272,825	—
Distributions	(2,623,932)	(1,560,000)	(400,000)	(4,583,932)
Net income	2,324,763	1,331,226	341,338	3,997,327

Balance at December 31, 2007 (As restated, see Note 7)	49,966,002	38,209,291	9,797,259	97,972,552
Contributions	6,586,200	209,325	53,186	6,848,711
Allocation of 2008 contributions	(3,093,358)	2,461,678	631,680	—
Distributions	(11,438,500)	(7,293,000)	(1,870,000)	(20,601,500)
Net income	9,263,840	5,630,023	1,443,597	16,337,460

Balance at December 31, 2008 (As restated, see Note 7)	51,284,184	39,217,317	10,055,722	100,557,223
Contributions	2,707,044	2,417,979	604,493	5,729,516
Allocation of 2009 contributions	215,009	(183,467)	(31,542)	—
Distributions	(12,243,833)	(8,268,000)	(2,120,000)	(22,631,833)
Net income	7,964,547	4,995,606	1,280,924	14,241,077

Balance at December 31, 2009	$49,926,951	$38,179,435	$9,789,597	$97,895,983

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Basis of Presentation

Bighorn Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company. The Company was formed in 1999 to construct and operate natural gas gathering lines and related facilities in Wyoming’s Powder River Basin. As of December 31, 2009 and 2008, the members’ common equity interests were owned by the following:

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

For the year ended December 31, 2009, common members contributed $5,729,516, including $1,129,030 from Copano related to nonconsent capital projects, of which $553,225 was allocated to the remaining common members. During the year ended December 31, 2009, the members agreed that a capital project with respect to which Copano had made nonconsent capital contributions would be converted to a consent project. As a result of this change, the remaining common members made a catch-up contribution in the amount of $1,227,964 of which $626,262 was allocated to Copano’s common member interest. Also during the year ended December 31, 2009, the remaining common members remitted contributions of $278,378 of which $141,973 was allocated to Copano, related to 2008 capital requests. The net effect of the reallocation of capital contributions was an increase in Copano’s common member interest and a decrease in the remaining members’ interests in the amount of $215,009.

For the year ended December 31, 2008, common members contributed $6,848,711, including $6,208,747 from Copano related to nonconsent capital projects. The $6,208,747 of additional capital was reallocated to common members, resulting in a $3,093,358 decrease in Copano’s common member interest and a corresponding increase in the remaining members’ interests.

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

Priority distributions related to net recovery from nonconsent capital projects are made in priority to common distributions. Once 140% of the capital contributed by consenting members has been distributed to the consenting members, net revenue from nonconsent projects is distributable as common distributions. Common member distributions are made using net cash flows from the Company’s operations, as defined in the member agreement, in proportion to the common members’ respective ownership interests. For the year ended December 31, 2009, distributions to common members totaled $22,631,833, including priority distributions to Copano of $1,431,833. For the year ended December 31, 2008, distributions to common members totaled $20,601,500, including priority distributions to Copano of $1,901,500. For the period from October 1, 2007 through December 31, 2007, distributions to common members totaled $4,583,932, including priority distributions to Copano of $583,932.

As noted above, net revenue from nonconsent capital projects is attributable entirely to consenting members up to 140% of the contributed capital. Allocation of the Company’s net income to each member’s capital account is

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 1 —	Organization and Basis of Presentation (Continued)

computed by combining (a) the proportion of the member’s respective ownership percentage multiplied by the Company’s net income and (b) the reallocation of the excess distribution related to non-consent projects.

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

Imbalances

Imbalances result when the Company’s customers either over or under-deliver natural gas to the Company’s system. In general, over or under-delivery into the Company’s system is offset by the Company’s equivalent over or under-delivery at the delivery points into the Fort Union gathering system which are then cashed out. Accordingly, at December 31, 2009 and 2008, the Company had no material gas imbalances.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures that extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the costs of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss on retirements or dispositions is reflected in general and administrative expense in the year in which the asset is disposed. Depreciation is provided on a straight-line basis over the estimated useful life for each asset.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Property and equipment consists of the following:

		December 31,
	Useful Lives	2009	2008

Vehicles	3 years	$1,108,673	$1,108,673
Computer and communication equipment	5 years	545,966	554,816
Construction in progress	N/A	93,749	2,224,436
Gathering lines and related equipment	4-30 years	121,552,679	115,413,558

		123,301,067	119,301,483
Less accumulated depreciation		(32,694,444)	(28,318,971)

Property and equipment, net		$90,606,623	$90,982,512

The Company’s policy is to capitalize major overhauls of compression equipment, the costs of which are included in gathering lines and related equipment and depreciated over a four-year period until the next expected overhaul. If the Company determines an asset will cease to be used prior to the end of its previously estimated useful life, that asset will be abandoned and depreciation estimates will be revised. For the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, the Company recorded abandonment charges in the amounts of $1,029,394, $0 and $0, respectively. Depreciation expense for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 was $4,956,534, $5,080,969 and $1,141,204, respectively.

Other Assets

Other assets consist of rights-of-way agreements. These assets are amortized over the life of the underlying agreements, ranging from three to thirty years. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, amortization expense related to rights-of-way agreements was $224,872, $277,295 and $51,269, respectively. Estimated aggregate amortization expense will be approximately $188,000 for 2010, $141,000 for 2011, $133,000 for 2012, $99,000 for 2013, $99,000 for 2014 and $1,403,000 thereafter. Other assets consist of the following:

	December 31,
	2009	2008

Rights-of-way, at cost	$2,986,178	$2,973,436
Less accumulated amortization for rights-of-way	(922,797)	(974,585)

Rights-of-way, net	$2,063,381	$1,998,851

For the years ended December 31, 2009 and 2008, the weighted average amortization period for rights-of-way agreements was 20 years and 15 years, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This review consists of comparing the carrying value of the asset or asset group with the associated expected future undiscounted cash flows without interest costs. An impairment loss would be recognized when the fair value of the estimated future cash flows expected to result from the use of the asset or asset group is less than the asset’s or asset group’s carrying value. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. No such impairment losses were

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

recorded for the years ended December 31, 2009 or 2008 or for the period from October 1, 2007 through December 31, 2007.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset.

The following table presents information regarding the Company’s AROs:

ARO liability balance, December 31, 2007	$196,767
AROs incurred in 2008	—
Accretion for conditional obligations	19,677

ARO liability balance, December 31, 2008	216,444
AROs incurred in 2009	—
Accretion for conditional obligations	21,644

ARO liability balance, December 31, 2009	$238,088

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2009 and 2008 results from gas gathering fees earned from other companies in the oil and gas industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, the Company recorded an allowance for doubtful accounts of $1,418,008, $0 and $0, respectively.

As of December 31, 2009, trade accounts receivable includes receivables from three customers representing 37.7%, 33.7%, and 11.7% of total accounts receivable, and as of December 31, 2008, trade accounts receivable includes receivables from three customers representing 47.8%, 13.2% and 12.3% of total accounts receivable.

For the year ended December 31, 2009, revenue includes gathering fees received from two customers representing 71.2% and 14.5% of total revenue, and for the year ended December 31, 2008, revenue includes gathering fees received from two customers representing 68.2% and 18.4% of total revenue. For the period from October 1, 2007 through December 31, 2007, revenue includes gathering fees received from two customers representing 68.4% and 21.6% of total revenue.

Income Taxes

Due to the Company’s limited liability status, the income tax consequences of the Company pass through to the individual members. Accordingly, no provision has been made for federal or state income taxes.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Subsequent events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, the Company’s management evaluated subsequent events through the issuance date of the financial statements, March 25, 2010.

Note 3 —	New Accounting Pronouncements

GAAP Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” No. 168), “Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” which amends the hierarchy of U.S. GAAP to establish the ASC and SEC rules and interpretive releases as the source of authoritative GAAP recognized by the FASB for SEC registrants. The ASC does not change GAAP but rather combines various existing sources into a single authoritative source. The Company adopted SFAS No. 168 on July 1, 2009 and upon adoption all non-SEC (non-grandfathered) accounting and reporting standards have been superseded, and all non-SEC accounting literature not included in the ASC is deemed non-authoritative. SFAS No. 168 did not change the Company’s disclosures or underlying accounting upon adoption. Where the Company refers to FASB ASC standards in the financial statements, the Company includes citations to the corresponding pre-codification standards.

Subsequent Events

On July 1, 2009, the Company adopted FASB ASC 855, “Subsequent Events” (SFAS No. 165), as amended in February 2010, which clarifies FASB’s requirements for the recognition and disclosure of significant events occurring subsequent to the balance sheet date. The standard does not change the Company’s current recognition but does require the Company to evaluate subsequent events through the issuance date of the financial statements.

Useful Life of Intangible Assets

On January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under FASB ASC 350, “Goodwill and Other Intangible Assets,” (SFAS No. 142). This change is intended to improve consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of such assets under FASB ASC 350 and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. The adoption of the provisions of FASB ASC 350-30 did not have a material impact on reported intangible assets or amortization expense.

Note 4 —	Lease Commitments

The Company leases certain equipment including equipment from related parties (see Note 5), for use on its gathering system under month-to-month and long term operating leases. For the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, rent expense totaled $4,541,653, $4,878,314 and $843,318, respectively. As of December 31, 2009, commitments under the Company’s operating leases are payable as follows: 2010 — $3,064,958; 2011 — $642,701; 2012 and thereafter — $0. At the end of the current lease terms, substantially all leases convert to month-to-month leases.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 —	Related Party Transactions

During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, gathering services provided to Copano accounted for approximately 0.9%, 1.7% and 2.1%, respectively, of the Company’s total revenue. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, gathering services provided to Crestone Energy accounted for approximately 0.7%, 0.3% and 0%, respectively, of the Company’s total revenue.

As of December 31, 2009 and 2008, accounts receivable includes $22,781 and $44,810, respectively, for gathering services provided to Copano. As of December 31, 2009 and 2008, accounts receivable include $47,693 and $0, respectively, for gathering services provided to Crestone Energy.

Beginning January 1, 2009, the Company began leasing compressors for use on its gathering system from Copano Field Facilities/Rocky Mountains, LLC, an indirect wholly-owned subsidiary of Copano. During the year ended December 31, 2009, the Company reflected in operating and maintenance expenses $980,901 related to these leases. There are no amounts due to Copano Field Facilities/Rocky Mountains, LLC at December 31, 2009. Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

The Company pays Copano management fees related to the operation and administration of the Company’s gathering system. For the years ended December 31, 2009 and 2008 and the period from October 1, 2007 through December 31, 2007, the Company reflected in operating expenses and general and administrative expenses management fees totaling $356,580, $287,316 and $114,612, respectively, and reimbursable costs totaling $3,120,890, $252,018 and $49,000, respectively.

As of December 31, 2009 and 2008, the Company had accounts payable to Copano of $490,206 and $2,108,853, respectively, related to management fees and reimbursements of expenses.

Note 6 —	Contingencies

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceedings. In addition, management of the Company is not aware of any material legal or governmental proceedings against the Company, or contemplated to be brought against the Company, under the various environmental protection statutes to which the Company is subject, that would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Note 7 —	Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company determined that it had made the following errors: (1) error in recording revenue due to escalating contract rates; (2) improperly recorded depreciation expense due to incorrect in-service dates; (3) improperly recorded depreciation expense due to use of an improper life for certain assets; (4) improperly capitalized certain costs related to leased assets; (5) did not record asset retirement obligations; (6) recorded revenue in the improper period; and (7) improperly recorded depreciation expense on projects not placed in service. As a result, the accompanying financial statements as of December 31, 2008, for the year ended December 31, 2008 and for the period from October 1, 2007 through December 31, 2007 have been restated from the amounts previously reported.

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7 —	Restatement of Financial Statements (Continued)

The table below summarizes the impact of the restatement on net income:

		Period from
		October 1, 2007
	Year Ended	through
	December 31,	December 31,
	2008	2007

Net income, as previously reported	$16,392,216	$4,151,798
Restatement items:
(1) Effect of use of incorrect contract rates	80,143	48,042
(2) Impact of incorrect in-service date	(168,988)	(42,247)
(3) Change in useful life/write-off of compressors	(129,526)	(183,619)
(4) Expense improperly capitalized costs	14,245	3,561
(5) Unrecorded asset retirement obligations	(25,098)	(5,827)
(6) Effect of revenue recorded in improper period	71,994	—
(7) Depreciation on assets not in service	102,474	25,619

Total	(54,756)	(154,471)

Net income, as restated	$16,337,460	$3,997,327

Members’ equity as of October 1, 2007 was $100,163,758 as previously reported and decreased by $4,501,102 related to the cumulative effect on prior years of the errors discussed above to $95,662,656 as restated. The table below summarizes the impact of the restatement on members’ equity:

		Period from
		October 1, 2007
	Year Ended	through
	December 31,	December 31,
	2008	2007

Members’ equity at end of period, as previously reported	$105,267,552	$102,628,125
Restatement items:
Adjustment to beginning equity	(4,655,573)	(4,501,102)
Adjustment to net income	(54,756)	(154,471)

Total	(4,710,329)	(4,655,573)

Members’ equity at end of period, as restated	$100,557,223	$97,972,552

The tables below summarize the impact of the restatement on the statements of operations and balance sheet:

			Period from	Period from
			October 1, 2007	October 1, 2007
			through	through
	Year Ended December 31,		December 31,	December 31,
	2008	2008	2007	2007
	As previously	As restated	As previously	As restated
	reported		reported

Gathering fee revenue	$34,853,731	$35,005,868	$7,809,074	$7,857,116
Operating and maintenance	12,915,555	12,935,232	2,605,066	2,609,538
Depreciation, amortization and abandonment	5,171,048	5,358,264	994,432	1,192,473
Net income	16,392,216	16,337,460	4,151,798	3,997,327

BIGHORN GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7 —	Restatement of Financial Statements (Continued)

	December 31,
	2008	2008
	As previously	As restated
	reported

Trade receivable, net	$3,935,774	$4,291,359
Property and equipment, net	97,523,222	90,982,512
Other assets, net	196,369	1,998,851
Trade accounts payable	761,734	872,976
Asset retirement obligations	—	216,444
Members’ equity	105,267,552	100,557,223

INDEPENDENT AUDITORS’ REPORT

To the Operating Member of Fort Union Gas Gathering, L.L.C.:

We have audited the accompanying balance sheets of Fort Union Gas Gathering, L.L.C. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP
Houston, Texas
March 25, 2010

FORT UNION GAS GATHERING, L.L.C.

BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,746,143	$9,472,293
Accounts receivable:
Trade	406,391	421,530
Related parties	4,186,270	4,363,358
Prepaid expenses and other	—	193,262

Total current assets	12,338,804	14,450,443
Property, plant and equipment, net	209,890,618	212,864,439
Other assets, net	2,525,086	2,966,261

Total assets	$224,754,508	$230,281,143

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$14,708	$261,820
Related parties	3,960,885	1,194,332
Current portion of long-term debt	13,752,000	17,407,115
Interest rate swap agreements	2,363,266	1,804,471
Accrued liabilities	1,055,006	383,850

Total current liabilities	21,145,865	21,051,588

Long-term debt	85,950,000	99,702,000
Interest rate swap agreements	1,727,032	3,590,149
Commitments and contingencies (Note 7)
Members’ equity	115,931,611	105,937,406

Total liabilities and members’ equity	$224,754,508	$230,281,143

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

STATEMENTS OF OPERATIONS

			Period from
			October 1, 2007
			through
	Year Ended December 31,		December 31,
	2009	2008	2007
			(unaudited)

Revenue:
Gathering fees	$46,874,579	$40,564,447	$8,047,446
Treating fees	16,138,875	11,929,673	1,017,805

Total revenue	63,013,454	52,494,120	9,065,251

Expenses:
Operating and maintenance(1)	6,168,905	3,861,608	752,126
General and administrative	688,894	535,284	112,168
Depreciation and amortization	8,180,001	6,168,689	894,972

Total expenses	15,037,800	10,565,581	1,759,266

Operating income	47,975,654	41,928,539	7,305,985
Other income (expense):
Interest income	10,006	357,771	76,194
Interest and other financing costs	(3,519,010)	(8,798,717)	(1,199,921)

Total other income (expense)	(3,509,004)	(8,440,946)	(1,123,727)

Net income	$44,466,650	$33,487,593	$6,182,258

(1)	Exclusive of depreciation and amortization shown separately below.

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

STATEMENTS OF CASH FLOWS

			Period from
			October 1, 2007
			through
	Year Ended December 31,		December 31,
	2009	2008	2007
			(unaudited)

Cash flow from operating activities:
Net income	$44,466,650	$33,487,593	$6,182,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,180,001	6,168,689	894,972
Amortization of debt issue costs	346,066	450,068	82,431
Net change in interest rate swaps	(1,304,322)	5,640,714	(442,980)
Changes in assets and liabilities:
Accounts receivable	192,227	(849,792)	(1,290,734)
Prepaid expenses and other	193,262	(98,305)	59,006
Accounts payable	558,530	1,178,277	(26,081,206)
Accrued liabilities	671,156	(3,939,100)	585,821

Net cash provided by (used in) operating activities	53,303,570	42,038,144	(20,010,432)

Cash flow from investing activities:
Additions to property, plant and equipment	(3,150,160)	(88,762,219)	(22,529,359)
Additions to intangible assets	—	(21,829)	(45,348)

Net cash used in investing activities	(3,150,160)	(88,784,048)	(22,574,707)

Cash flow from financing activities:
Proceeds of long-term debt	—	31,100,000	44,000,000
Repayments of long-term debt	(17,407,115)	(12,124,208)	(1,930,024)
Distributions to members	(37,050,000)	(26,200,002)	—
Equity contributions from members	2,577,555	54,660,022	—

Net cash (used in) provided by financing activities	(51,879,560)	47,435,812	42,069,976

Net (decrease) increase in cash and cash equivalents	(1,726,150)	689,908	(515,163)
Cash and cash equivalents, beginning of period	9,472,293	8,782,385	9,297,548

Cash and cash equivalents, end of year	$7,746,143	$9,472,293	$8,782,385

Supplemental disclosure to the Statements of Cash Flows —
Cash paid for interest	$3,979,350	$7,452,140	$1,045,161

Accrued capital expenditures	$1,960,911	$—	$—

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

	Copano
	Pipelines/Rocky	Crestone Powder	Western Gas
	Mountains, LLC	River L.L.C.	Resources L.L.C.	Bargath, Inc.	Total

Balance at October 1, 2007 (unaudited)	$14,003,911	$14,003,911	$5,599,296	$4,200,417	$37,807,535
Net income (unaudited)	2,289,908	2,289,908	915,593	686,849	6,182,258

Balance at December 31, 2007	16,293,819	16,293,819	6,514,889	4,887,266	43,989,793
Contributions	20,246,072	20,246,072	8,095,149	6,072,729	54,660,022
Distributions	(9,704,481)	(9,704,481)	(3,880,220)	(2,910,820)	(26,200,002)
Net income	12,403,804	12,403,804	4,959,513	3,720,472	33,487,593

Balance at December 31, 2008	39,239,214	39,239,214	15,689,331	11,769,647	105,937,406
Contributions	954,726	954,726	381,737	286,366	2,577,555
Distributions	(13,723,320)	(13,723,320)	(5,487,105)	(4,116,255)	(37,050,000)
Net income	16,470,448	16,470,448	6,585,510	4,940,244	44,466,650

Balance at December 31, 2009	$42,941,068	$42,941,068	$17,169,473	$12,880,002	$115,931,611

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Business

Fort Union Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company. The Company was formed in 1999 to construct and operate a natural gas gathering system in Wyoming’s Powder River Basin. The members’ interests of the Company at December 31, 2009 and 2008 are as follows:

Copano Pipelines/Rocky Mountains, LLC (“Copano”)	37.04%
Crestone Powder River L.L.C. (“Crestone”)	37.04
Western Gas Resources, L.L.C. (“Western”)	14.81
Bargath, Inc. (“Bargath”)	11.11

100.00%

Pursuant to the operating agreement among the members, net income and distributions are allocated among the member interests in proportion to their respective equity interest. Members’ liabilities are limited to the amount of capital contributed.

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

Revenue Recognition

The Company’s revenue is derived from fees collected for gathering and treating natural gas. Revenue is recognized once the Company can conclude that it has evidence of an arrangement, the fees are fixed or determinable, collectability is probable, and delivery has occurred. The Company typically enters into long-term contracts that provide for per unit gathering and treating fees. Gathering fees are determined on a monthly basis based upon actual volumes. The treating fees associated with the gas are based upon the composition of the natural gas received versus the gas specifications allowed by contract. Gathering and treating fee revenue is recognized once the gas reaches its point of receipt. The Company assesses collectability at the inception of an arrangement based upon credit ratings and prior collections history. In general, the Company conducts business with customers whom the Company has a long collection history. As a result, the Company has not experienced significant credit losses, nor has its revenue recognition been impacted due to assessments of collectability.

Cash and Cash Equivalents

The Company considers all highly liquid cash investments with maturities of three months or less at the time of purchase to be cash equivalents.

Imbalances

Imbalances represent differences between gas receipts from customers (shippers) and gas deliveries to pipelines. Natural gas imbalances are settled in natural gas volumes, subject to the various contract terms. The Company values gas imbalances at the appropriate market price. The pipelines into which the Company delivers the majority of transported volumes settle all imbalances on a monthly basis. The Company in turn settles all imbalances with shippers on the Company’s system on a monthly basis. At December 31, 2009 and 2008, the Company did not have any material imbalances.

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Fuel

The Company is entitled to recoup fuel costs from shippers based upon actual fuel used in operations. The Company collects fuel charges based upon estimated fuel costs, which are adjusted periodically to account for differences between estimated fuel charges and actual fuel used. Accumulated differences are recorded as a receivable from or liability to the shippers. The Company records receivables and payables based upon the fair market price of fuel in the month in which the differences were generated. As the fuel rates are adjusted to account for historical differences, the Company reduces the receivable or payable at the current month average price. At December 31, 2009 and 2008, the Company had net fuel payables of $452,556 and $234,787, respectively, which are included in accrued liabilities on the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures that extend the useful lives of the assets are capitalized. Depreciation is provided on a straight-line basis over the estimated useful life for each asset. Depreciation expense for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 was $8,084,892, $5,619,912, and $799,863, respectively. Property and equipment included the following:

		December 31,
	Useful Lives	2009	2008

Gathering lines and related equipment	30 years	$238,672,852	$233,667,781
Computers and communication equipment	3-5 years	6,742	6,742
Construction in progress	N/A	—	—

		238,679,594	233,674,523
Less accumulated depreciation		(28,788,976)	(20,810,084)

Property and equipment — net		$209,890,618	$212,864,439

The Company capitalizes interest on major projects during extended construction time periods. The Company capitalized $0, $3,762,008 and $0 (unaudited) of interest related to projects during the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, respectively. The 2008 capitalized interest amounts include $1,461,725 to correct the effects of an immaterial error found in 2008 that related to prior periods.

Asset Impairment

The Company reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This review consists of comparing the carrying value of the asset or asset group with the associated expected future undiscounted cash flows without interest costs. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset or asset group is less than the asset’s or asset group’s carrying value. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. No such impairment losses were recorded for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. If an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase in the carrying

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

amount of the related long-lived asset. Over time, the liability would be accreted to its present value and recognized as accretion expense each period, and the capitalized amount would be depreciated over the remaining useful life of the related long-lived asset. The Company has reviewed its long-lived assets for AROs and based on its analysis, management has determined that any potential liabilities are not material.

Other Assets

Other assets consist of rights-of-way agreements and costs associated with securing debt. Rights-of-way are amortized over the life of the underlying agreements, ranging from one to thirty years. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, amortization expense related to rights-of-way agreements was $95,109, $548,777 and $123,913 (unaudited), respectively. The Company amortizes the cost of securing debt using a method which approximates the effective interest method. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, the Company recorded $346,066, $450,068 and $82,431 (unaudited), respectively, of amortization of deferred financing costs as interest expense. Estimated aggregate amortization expense is approximately $265,000 for 2010, $265,000 for 2011, $265,000 for 2012, $145,000 for 2013, $85,000 for 2014 and $1,500,000 thereafter. Other assets consist of the following:

	December 31,
	2009	2008

Debt issuance costs	$3,157,794	$3,157,794
Less accumulated amortization	(2,558,726)	(2,212,659)
Rights-of-way	2,552,126	3,020,160
Less accumulated amortization	(626,108)	(999,034)

Other assets — net	$2,525,086	$2,966,261

For the years ended December 31, 2009 and 2008, the weighted average amortization period for rights-of-way agreements was 22 years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, debt and interest rate swaps. Except for debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. Interest rate swap liabilities are recorded at fair value in the accompanying balance sheets. At December 31, 2009 and 2008, the fair value of the Company’s debt, based on similar debt transactions and market information, was estimated to be $96,446,654 and $102,917,623, respectively.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2009 and 2008 result from the gathering and treating of gas for other companies in the oil and gas industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, credit losses were not significant. See Note 6.

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Income Taxes

Due to the Company’s limited liability status, the tax consequences of the Company pass through to the individual members. Accordingly, no provision has been made for federal or state income taxes.

Derivative Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, “Accounting for Derivative Instruments and Hedging Activities” (Statement of Financial Accounting Standards (“SFAS”) No. 133), as amended and interpreted, the Company recognizes derivative financial instruments in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized in current earnings. If derivative financial instruments qualify for hedge accounting, changes in fair value are recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges.

Subsequent events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, the Company’s management evaluated subsequent events through the issuance date of the financial statements, March 25, 2010.

Note 3 —	New Accounting Pronouncements

GAAP Codification

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”),” which amends the hierarchy of U.S. GAAP to establish the ASC and SEC rules and interpretive releases as the source of authoritative GAAP recognized by the FASB for SEC registrants. The ASC does not change GAAP but rather combines various existing sources into a single authoritative source. The Company adopted SFAS No. 168 on July 1, 2009 and upon adoption all non-SEC (non-grandfathered) accounting and reporting standards have been superseded, and all non-SEC accounting literature not included in the ASC is deemed non-authoritative. SFAS No. 168 did not change the Company’s disclosures or underlying accounting upon adoption. Where the Company refers to FASB ASC standards in the financial statements, the Company includes citations to the corresponding pre-codification standards.

Subsequent Events

On July 1, 2009, the Company adopted FASB ASC 855, “Subsequent Events” (SFAS No. 165), as amended in February 2010, which clarifies FASB’s requirements for the recognition and disclosure of significant events occurring subsequent to the balance sheet date. The standard does not change the Company’s current recognition but does require the Company to evaluate subsequent events through the issuance date of the financial statements.

Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

On January 1, 2009, the Company adopted FASB ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). FASB ASC 815-10 establishes the disclosure requirements for derivative instruments and hedging activities and amends and expands the disclosure requirements of FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	New Accounting Pronouncements (Continued)

under FASB ASC 815 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Upon adoption of this statement, the Company modified its disclosure of the derivative and hedging activities as presented in the financial statements issued subsequent to adoption. See Note 4 for additional information with respect to the adoption of FASB ASC 815-10.

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which updates FASB ASC 820-10 to require new disclosures of amounts transferred in and out of Level 1 and Level 2 of the fair value hierarchy and presentation of changes in fair value amounts in the Level 3 fair value hierarchy on a gross basis rather than a net basis. Additionally, ASU 2010-06 requires greater disaggregation of the assets and liabilities for which fair value measurements are presented and requires expanded disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 fair value measurements. The Company is currently evaluating the impact that ASU 2010-06 may have on its fair value measurement disclosures, but the new guidance will not impact the Company’s financial condition or results of operations.

Useful Life of Intangible Assets

On January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under FASB ASC 350, “Goodwill and Other Intangible Assets,” (SFAS No. 142). This change is intended to improve consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of such assets under FASB ASC 350 and other accounting guidance. The requirement for determining useful lives must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. The adoption of the provisions of FASB ASC 350-30 did not have a material impact on reported intangible assets or amortization expense.

Note 4 —	Interest Rate Swap Agreements

The Company’s interest rate exposure results from variable rate borrowings under its debt agreements. The Company manages a portion of its interest rate exposure by utilizing interest rate swaps, which allows the Company to convert a portion of variable rate debt into fixed rate debt. Four of the Company’s interest rate swaps matured in September 2009. At December 31, 2009 and 2008, the Company held notional amounts of $66,120,000 and $80,141,804, respectively, in interest rate swaps. The fixed rates on these agreements range from 4.235% to 4.248% and they mature April 2013.

The fair value of these interest rate swaps is determined based on the amount at which the fixed interest rate differs from the quoted market rate. As of December 31, 2009 and 2008, the fair values of these interest rate swaps were a liability of $4,090,298 and $5,394,620, respectively. Changes in the fair value of unsettled interest rate swaps and realized losses on settled positions are recorded as interest expense. During the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007, the Company paid settlements of $2,030,378, $948,227 and $26,956 (unaudited), respectively, under these swap agreements.

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 —	Interest Rate Swap Agreements (Continued)

FASB ASC 820 Fair Value Measurement (SFAS No. 157) and FASB ASC 815 Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)

The Company recognizes the fair value of its assets and liabilities that require periodic re-measurement as necessary based upon the requirements of FASB ASC 820. This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. “Inputs” are the assumptions that a market participant would use in valuing the asset or liability. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. The three levels of the fair value hierarchy established by FASB ASC 820 are as follows:

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

At each balance sheet date, the Company performs an analysis of all instruments subject to FASB ASC 820 and includes in Level 3 all of those for which fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008. As required by FASB ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 —	Interest Rate Swap Agreements (Continued)

fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurement on Hedging Instruments(a)
	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Interest rate derivatives:
Short-term — Not designated	$—	$—	$—	$—	$—	$—	$—	$—
Long-term — Not designated	—	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—	$—	$—

Liabilities
Interest rate derivatives:
Short-term — Not designated(b)	$—	$2,363,266	$—	$2,363,266	$—	$1,804,471	$—	$1,804,471
Long-term — Not designated(c)	$—	$1,727,032	$—	$1,727,032	—	3,590,149	—	3,590,149

Total	$—	$4,090,298	$—	$4,090,298	$—	$5,394,620	$—	$5,394,620

Total designated	$—	$—	$—	$—	$—	$—	$—	$—

Total not designated	$—	$4,090,298	$—	$4,090,298	$—	$5,394,620	$—	$5,394,620

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the balance sheets as a current liability under the heading of “Interest rate swap agreements.”

(c)	Included on the balance sheets as a noncurrent liability under the heading of “Interest rate swap agreements.”

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
Derivatives Not
Designated as Hedging	Amount of Loss
Instruments Under FASB	Recognized in Income on
ASC 815 (SFAS 133)	Derivative	Statements of Operations Location

Year ended December 31, 2009
Interest rate	$726,056	Interest and other financing costs

Total	$726,056

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 —	Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008

Note payable to banks (paid in full September 2009)	$—	$4,120,246
Note payable to banks (paid in full September 2009)	—	2,399,869
Term loan, with principal payments and interest due quarterly; interest payable at the prime rate plus 0.5% or LIBOR plus 1.5% (1.74% and 1.96% at December 31, 2009 and 2008, respectively). Balloon payment of $55,068,165 due April 2013	99,702,000	110,589,000

	99,702,000	117,109,115
Less current portion of long-term debt	(13,752,000)	(17,407,115)

Long-term debt	$85,950,000	$99,702,000

The Company’s debt is secured by its fixed assets. The credit agreement for the Company’s debt includes covenants and restrictions. The Company must maintain a certain debt service ratio and must submit written notice to the banks for distribution to members and reimbursement of administrative and management fees. The Company is in compliance with the financial covenants under the credit agreement as of December 31, 2009.

Future maturities of long-term debt at December 31, 2009 are as follows:

Year Ending December 31,:

2010	$13,752,000
2011	13,752,000
2012	13,752,000
2013	58,446,000

$99,702,000

Note 6 —	Related Party Transactions

As of December 31, 2009, related party accounts receivable include receivables from four members (or their affiliates) representing 50%, 34%, 4%, and 3% of total accounts receivable. As of December 31, 2008, related party accounts receivable include receivables from four members (or their affiliates) representing 58%, 27%, 4%, and 3% of total accounts receivable. At December 31, 2009 and 2008, accounts receivable includes $4,186,270 and $4,363,358, respectively, due from these members.

FORT UNION GAS GATHERING, L.L.C.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 —	Transactions with Affiliated/Related Parties (Continued)

Substantially all of the Company’s revenues are from the Company’s members or their affiliates. The portion of revenue that included gathering and treating fees from the members and affiliates is as follows:

			,
			Period from
			October 1, 2007
			through
	December 31,		December 31,
	2009	2008	2007
			(unaudited)

Copano	13%	18%	25%
Crestone	13	15	21
Western	35	37	27
Bargath	33	28	25

Total	94%	98%	98%

The Company purchases certain services from Western, Crestone and Copano. These services include operation, management and administrative services related to the gathering system. For the year ended December 31, 2009, the Company incurred $4,896,181 for reimbursement of actual expenses paid by Western, $316,248 for reimbursement of actual expenses paid by Crestone and $1,418,708 for reimbursement of actual expenses paid by Copano. For the year ended December 31, 2008, the Company incurred $3,076,880 for reimbursement of actual expenses paid by Western, $300,900 for reimbursements of actual expenses paid by Crestone and $94,716 for reimbursement of actual expenses paid by Copano. For the period from October 1, 2007 through December 31, 2007, the Company incurred $603,913 (unaudited) for reimbursement of actual expenses paid by Western, $73,752 (unaudited) for reimbursements of actual expenses paid by Crestone and $21,528 (unaudited) for reimbursement of actual expenses paid by Copano.

Accounts payable due to related parties at December 31, 2009 and 2008 include $3,960,885 and $1,194,332, respectively, due to members for capital expenditures and services rendered.

During the years ended December 31, 2009 and 2008, the Company reimbursed Western $3,150,160 and $77,763,804, respectively, for capital expenditures paid by Western on behalf of the Company related to the Company’s pipeline expansion.

Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

Note 7 —	Commitments and Contingencies

The Company has various operating leases for office facilities and equipment, which all have month-to-month terms. Total rental expense included in operating expense for the years ended December 31, 2009 and 2008 and for the period from October 1, 2007 through December 31, 2007 was $71,961, $9,882 and $457 (unaudited), respectively.

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceedings. In addition, management of the Company is not aware of any material legal or governmental proceedings against the Company, or contemplated to be brought against the Company, under the various environmental protection statutes to which the Company is subject, that would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

INDEX TO EXHIBITS

Number	Description

2.1	Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2	Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 30, 2007).
3.4	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 4, 2007).
3.5	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. dated October 19, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 25, 2007).
3.6	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C., dated October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 25, 2007).
4.1	Indenture dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4	Registration Rights Agreement dated as of May 1, 2007, by and among Copano Energy, L.L.C. and Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 4, 2007).
4.5	Registration Rights Agreement by and between Copano Energy, L.L.C. and Cantera Resources Holdings LLC, dated October 19, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 25, 2007).
4.6	Registration Rights Agreement by and among Copano Energy, L.L.C. and the Purchasers, dated October 19,2007 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 25, 2007).
4.7	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.8	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
4.9	Registration Rights Agreement, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 19, 2008).
10.1	Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 24, 2009).
10.2	Amendment to Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 18, 2009).

Number	Description

10.3	Administrative and Operating Services Agreement effective January 1, 2010, among Copano/Operations, Inc. and CPNO Services, L.P. (incorporate by reference to Exhibit 10.3 to Annual Report on Form 10-K filed March 1, 2010).

10.4	Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.5	First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.6	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).
10.7	Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed March 31, 2005).

10.8	Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).

10.9	Employment Agreement between CPNO Services, L.P. and John A. Raber dated as of August 1, 2005 (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.10	First Amendment to Employment Agreement between CPNO Services, L.P. and John A. Raber effective November 19, 2008 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 25, 2008).

10.11	Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.12	First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed February 27, 2009).

10.13	Retirement, Release and Consulting Services Agreement, dated May 15, 2008, between Copano Energy, L.L.C. and Ronald W. Bopp (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 8, 2008).
10.14	2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).
10.15	2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).
10.16	2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).
10.17	2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).
10.18	Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.19	Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).
10.20	2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).
10.21	2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).
10.22	2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).
10.23	November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).

Number		Description

10.24		2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).
10.25		2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).
10.26		2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).
10.27		2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).
10.28		2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).
10.29		2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).
10.30		Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).
10.31		Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 18, 2009).
10.32		Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 12, 2008).
10.33		2009 Administrative Guidelines for the Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2009).
10.34		Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).
10.35		Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).
10.36		Form of Deferred Compensation Plan Chief Executive Officer Participation Agreement (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed December 19, 2008).
10.37		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).
10.38		Copano Energy, L.L.C. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2007).
10.39		Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.40		Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.41		Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).
10.42		Amended and Restated Gas Processing Contract entered into as of February 1, 2006, between Kinder Morgan Texas Pipeline, L.P. and Copano Processing, L.P. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006).
10	.43†	Amended and Restated Credit Agreement dated as of January 12, 2007, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents and The Other Lenders Party thereto and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2007).
10.44		First Amendment to Amended and Restated Credit Agreement, dated October 19, 2007. (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed February 29, 2008).
10.45		Purchase Agreement, dated May 13, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2008).

Number		Description

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Automatic Shelf Registration Statement on Form S-3ASR filed November 3, 2009).
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32	.1*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2*	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.