Form 10-Q
period 2010-06-30
Copano Energy, L.L.C.
filed 2010-08-06
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

There were 65,608,796 common units of Copano Energy, L.L.C. outstanding at August 2, 2010. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
	Unaudited Consolidated Statement of Members’ Capital and Comprehensive Income (Loss) for the Six Months Ended June 30, 2010 and 2009	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	62

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 6.	Exhibits	65
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$56,802	$44,692
Accounts receivable, net	79,267	91,156
Risk management assets	34,506	36,615
Prepayments and other current assets	2,332	4,937

Total current assets	172,907	177,400

Property, plant and equipment, net	890,533	841,323
Intangible assets, net	185,357	190,376
Investments in unconsolidated affiliates	584,870	618,503
Escrow cash	1,859	1,858
Risk management assets	25,097	15,381
Other assets, net	20,523	22,571

Total assets	$1,881,146	$1,867,412

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$116,894	$111,021
Accrued interest	10,645	11,921
Accrued tax liability	456	672
Risk management liabilities	5,169	9,671
Other current liabilities	18,695	9,358

Total current liabilities	151,859	142,643

Long term debt (includes $588 and $628 bond premium as of June 30, 2010
and December 31, 2009, respectively)	762,778	852,818
Deferred tax provision	1,763	1,862
Risk management and other noncurrent liabilities	6,019	10,063
Commitments and contingencies (Note 9)
Members’ capital:
Common units, no par value, 65,563,244 units and 54,670,029 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,157,201	879,504
Class D units, no par value, 0 and 3,245,817 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	112,454
Paid in capital	47,379	42,518
Accumulated deficit	(250,675)	(158,267)
Accumulated other comprehensive income (loss)	4,822	(16,183)

	958,727	860,026

Total liabilities and members’ capital	$1,881,146	$1,867,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$84,819	$64,517	$205,035	$159,496
Natural gas liquids sales	114,802	91,463	234,120	172,294
Transportation, compression and processing fees	16,516	13,913	29,630	28,912
Condensate and other	13,914	10,290	27,932	20,559

Total revenue	230,051	180,183	496,717	381,261

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	167,613	122,178	377,478	265,497
Transportation(1)	5,603	5,744	11,279	11,728
Operations and maintenance	13,230	12,890	25,333	25,562
Depreciation and amortization	15,583	13,389	30,784	26,494
General and administrative	10,900	9,321	21,442	20,046
Taxes other than income	1,181	727	2,343	1,513
Equity in loss (earnings) from unconsolidated affiliates	23,632	(2,099)	21,837	(3,583)

Total costs and expenses	237,742	162,150	490,496	347,257

Operating (loss) income	(7,691)	18,033	6,221	34,004
Other income (expense):
Interest and other income	37	7	44	53
Gain on retirement of unsecured debt	—	—	—	3,939
Interest and other financing costs	(13,351)	(12,001)	(28,296)	(26,449)

(Loss) income before income taxes and discontinued operations	(21,005)	6,039	(22,031)	11,547
Provision for income taxes	(106)	(571)	(340)	(735)

(Loss) income from continuing operations	(21,111)	5,468	(22,371)	10,812
Discontinued operations, net of tax (Note 13)	—	570	—	1,131

Net (loss) income	$(21,111)	$6,038	$(22,371)	$11,943

Basic net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$(0.32)	$0.10	$(0.36)	$0.20
Income per common unit from discontinued operations	—	0.01	—	0.02

Net (loss) income per common unit	$(0.32)	$0.11	$(0.36)	$0.22

Weighted average number of common units	65,516	54,356	61,941	54,185

Diluted net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$(0.32)	$0.09	$(0.36)	$0.19
Income per common unit from discontinued operations	—	0.01	—	0.02

Net (loss) income per common unit	$(0.32)	$0.10	$(0.36)	$0.21

Weighted average number of common units	65,516	57,946	61,941	57,933

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(22,371)	$11,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,784	27,000
Amortization of debt issue costs	1,790	2,165
Equity in loss (earnings) from unconsolidated affiliates	21,837	(3,583)
Distributions from unconsolidated affiliates	10,993	11,439
Gain on retirement of unsecured debt	—	(3,939)
Non-cash gain on risk management activities, net	(1,049)	(1,636)
Equity-based compensation	4,688	4,317
Deferred tax provision	(98)	373
Other non-cash items	(369)	296
Changes in assets and liabilities:
Accounts receivable	12,231	24,805
Prepayments and other current assets	2,605	2,080
Risk management activities	6,002	18,479
Accounts payable	(3,151)	(12,338)
Other current liabilities	1,522	(1,773)

Net cash provided by operating activities	65,414	79,628

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(59,438)	(37,380)
Additions to intangible assets	(930)	(698)
Acquisitions	—	(2,840)
Investments in unconsolidated affiliates	(1,538)	(2,774)
Distributions from unconsolidated affiliates	1,997	2,788
Proceeds from sale of assets	266	—
Other	523	(995)

Net cash used in investing activities	(59,120)	(41,899)

Cash Flows From Financing Activities:
Proceeds from long-term debt	80,000	50,000
Repayment of long-term debt	(170,000)	—
Retirement of unsecured debt	—	(14,286)
Distributions to unitholders	(69,430)	(62,505)
Proceeds from public offering of common units, net of underwriting discounts and commissions of $7,223	164,786	—
Equity offering costs	(531)	—
Proceeds from option exercises	991	61

Net cash provided by (used in) financing activities	5,816	(26,730)

Net increase in cash and cash equivalents	12,110	10,999
Cash and cash equivalents, beginning of year	44,692	63,684

Cash and cash equivalents, end of period	$56,802	$74,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

	Common		Class C		Class D			Accumulated	Accumulated		Total
	Number	Common	Number	Class C	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	(Loss) Income	Total	(Loss) Income
	(In thousands)

Balance, December 31, 2009	54,670	$879,504	—	$—	3,246	$112,454	$42,518	$(158,267)	$(16,183)	$860,026	$—
Conversion of Class D Units into common units	3,246	112,454	—	—	(3,246)	(112,454)	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	(70,037)	—	(70,037)	—
Issuance of common units to public	7,446	172,008	—	—	—	—	—	—	—	172,008	—
Equity offering costs	—	(7,756)	—	—	—	—	—	—	—	(7,756)	—
Equity-based compensation	201	991	—	—	—	—	4,861	—	—	5,852	—
Net loss	—	—	—	—	—	—	—	(22,371)	—	(22,371)	(22,371)
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	(332)	(332)	(332)
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	21,337	21,337	21,337

Comprehensive loss											$(1,366)

Balance, June 30, 2010	65,563	$1,157,201	—	$—	—	$—	$47,379	$(250,675)	$4,822	$958,727

	Common		Class C		Class D			Accumulated	Accumulated		Total
	Number	Common	Number	Class C	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2008	53,965	$865,343	395	$13,497	3,246	$112,454	$33,734	$(54,696)	$67,626	$1,037,958	$—
Conversion of Class C units into common units	395	13,497	(395)	(13,497)	—	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	(63,147)	—	(63,147)	—
Equity-based compensation	160	61	—	—	—	—	5,173	—	—	5,234	—
Net income	—	—	—	—	—	—	—	11,943	—	11,943	11,943
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	(25,507)	(25,507)	(25,507)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	(36,152)	(36,152)	(36,152)

Comprehensive loss											$(49,716)

Balance, June 30, 2009	54,520	$878,901	—	$—	3,246	$112,454	$38,907	$(105,900)	$5,967	$930,329

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

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells and deliver these volumes to our processing plants, third-party processing plants, third-party pipelines, local distribution companies, power generation facilities and industrial consumers. Our processing plants take delivery of natural gas from our gathering systems as well as third-party pipelines. The natural gas is then treated as needed to remove contaminants and then conditioned or processed to extract mixed natural gas liquids (“NGLs”). After treating and processing or conditioning, we deliver the residue gas primarily to third-party pipelines through plant interconnects and sell the NGLs, in some cases after separating the NGLs into select component products, to third parties through our plant interconnects or our NGL pipelines. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline which was sold in October 2009, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our unaudited consolidated financial statements.

Because we sold our crude oil pipeline operations in October 2009, the results related to these operations have been classified as “discontinued operations” on the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2009. Unless otherwise indicated, information about the statements of operations that is presented in the notes to unaudited consolidated financial statements relates only to our continuing operations. See Note 13 for additional details.

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

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Upon adoption of the ASC 350-30, initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. Amortization expense was $2,782,000 and $2,756,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $5,562,000 and $5,507,000 for the six months ended June 30, 2010 and 2009, respectively. Estimated aggregate amortization expense remaining for 2010 and each of the five succeeding fiscal years is approximately: 2010 — $5,505,000; 2011 — $11,064,000; 2012 — $10,999,000; 2013 — $10,839,000; 2014 — $10,672,000; and 2015 — $10,636,000. Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Rights-of-way and easements, at cost	$116,599	$116,122
Less accumulated amortization for rights-of-way and easements	(20,632)	(18,204)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(22,242)	(19,330)
Customer relationships	4,864	4,864
Less accumulated amortization for customer relationships	(1,148)	(992)

Intangible assets, net	$185,357	$190,376

As of June 30, 2010 and December 31, 2009, the weighted average amortization period for all of our intangible assets was 20 years and 21 years, respectively. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 22 years, 18 years and 12 years, respectively, as of June 30, 2010. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 23 years, 19 years and 13 years, respectively, as of June 30, 2009.

Note 4 —	Investments in Unconsolidated Affiliates

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investments in Unconsolidated Affiliates (Continued)

No restrictions exist under Webb Duval’s, Southern Dome’s or Bighorn’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. Fort Union can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash. As of June 30, 2010, Fort Union is in compliance with all financial covenants.

We evaluate the carrying value of our investments in unconsolidated subsidiaries when indicators of impairment are present. During the three months ended June 30, 2010, we recorded a $25 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve. We developed the fair value of our investment in Bighorn (see Note 11) using a probability weighted discounted cash flow model using a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures.

The summarized financial information for our equity investments as of and for the six months ended June 30, 2010 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$15,973	$28,009	$13,626	$1,151
Operating expenses	(5,961)	(3,926)	(10,993)	(1,114)
Depreciation and amortization	(2,549)	(3,629)	(371)	(381)
Interest income (expense) and other	22	(2,332)	5	—

Net income (loss)	7,485	18,122	2,267	(344)
Ownership %	51%	37.04%	69.5%	62.5%

	3,817	6,712	1,576	(215)
Priority allocation of earnings and other	195	—	(18)	—
Copano’s share of management fees charged	142	44	87	70
Amortization of difference between the carried investment and the underlying equity in net assets and impairment	(31,084)	(3,212)	(5)	10

Equity in (loss) earnings from unconsolidated affiliates	$(26,930)	$3,544	$1,640	$(135)

Distributions	$5,497	$5,371	$2,085	$—

Current assets	$6,605	$14,437	$3,271	$345
Noncurrent assets	90,891	208,624	15,195	5,805
Current liabilities	(1,238)	(19,852)	(4,917)	(816)
Noncurrent liabilities	(257)	(81,565)	—	(60)

Net assets	$96,001	$121,644	$13,549	$5,274

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investments in Unconsolidated Affiliates (Continued)

The summarized financial information for our equity investments as of and for the six months ended June 30, 2009 is as follows (in thousands):

	Bighorn	Fort Union	Southern Dome	Webb Duval

Operating revenue	$17,287	$30,501	$8,237	$1,025
Operating expenses	(6,863)	(3,184)	(6,853)	(823)
Depreciation and amortization	(2,640)	(3,996)	(374)	(394)
Interest income (expense) and other	3	(1,283)	4	—

Net income (loss)	7,787	22,038	1,014	(192)
Ownership %	51%	37.04%	69.5%	62.5%

	3,971	8,163	705	(120)
Priority allocation of earnings and other	320	(286)	—	—
Copano’s share of management fees charged	222	42	87	69
Amortization of difference between the carried investment and the underlying equity in net assets	(6,396)	(3,212)	(5)	10

Equity in (loss) earnings from unconsolidated affiliates	$(1,883)	$4,707	$787	$(41)

Distributions	$5,855	$6,426	$1,321	$563

Current assets	$7,952	$13,727	$3,452	$586
Noncurrent assets	99,915	213,886	16,038	6,577
Current liabilities	(1,396)	(18,219)	(4,275)	(797)
Noncurrent liabilities	—	(96,986)	—	(56)

Net assets	$106,471	$112,408	$15,215	$6,310

Note 5 —	Long-Term Debt

A summary of our debt follows (in thousands):

	June 30,	December 31,
	2010	2009

Long-term debt:
Credit Facility	$180,000	$270,000
Senior Notes:
8.125% senior unsecured notes due 2016	332,665	332,665
Unamortized bond premium-senior notes due 2016	588	628
7.75% senior unsecured notes due 2018	249,525	249,525

Total Senior Notes	582,778	582,818

Total	$762,778	$852,818

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (Continued)

Senior Secured Revolving Credit Facility

As of June 30, 2010, we had $180.0 million of outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50.0 million in standby letters of credit. As of June 30, 2010 and December 31, 2009, we had no letters of credit outstanding.

The effective average interest rate on borrowings under the Credit Facility for the six months ended June 30, 2010 and 2009 was 6.2% and 4.7%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods was 0.25%. Interest and other financing costs related to the Credit Facility totaled $3,535,000 and $4,169,000 for the six months ended June 30, 2010 and 2009, respectively. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility, and as of June 30, 2010, the unamortized portion of debt issue costs totaled $4,909,000.

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

At June 30, 2010, our ratio of EBITDA to interest expense was 3.45x, and our ratio of total debt to EBITDA was 3.96x. Based on our current four-quarter EBITDA, as defined under the Credit Facility, we could borrow an additional $202 million before reaching our maximum total debt to EBITDA ratio of 5.0 to 1.0. If we failed to comply with the financial or other covenants under our Credit Facility or experienced a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility, and could be in default after specified notice and cure periods. If an event of default exists under the Credit Facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the Credit Facility.

We are in compliance with the financial covenants under the Credit Facility as of June 30, 2010.

Senior Notes

8.125% Senior Notes Due 2016.  At June 30, 2010, the aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”) outstanding was $332,665,000.

Interest and other financing costs related to the 2016 Notes totaled $13,902,000 and $13,905,000 for the six months ended June 30, 2010 and 2009, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs of issuing the 2016 Notes are being amortized over the term of the 2016 Notes and, as of June 30, 2010, the unamortized portion of debt issue costs totaled $4,847,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (Continued)

7.75% Senior Notes Due 2018.  At June 30, 2010, the aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) outstanding was $249,525,000.

Interest and other financing costs relating to the 2018 Notes totaled $9,941,000 and $10,493,000 for the six months ended June 30, 2010 and 2009, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of June 30, 2010, the unamortized portion of debt issue costs totaled $4,308,000.

General.  The indentures governing our Senior Notes include an incurrence covenant which restricts our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. For the twelve months ended June 30, 2010, our ratio of EBITDA to fixed charges was 3.24x, which is in compliance with this incurrence covenant under the indentures governing our Senior Notes.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010						December 31, 2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
						(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$21,277	$—	$35,525	$—	$—	$56,802	$3,861	$—	$40,831	$—	$—	$44,692
Accounts receivable, net	4	—	79,263	—	—	79,267	29	—	91,127	—	—	91,156
Intercompany receivable	19,350	(1)	(19,349)	—	—	—	21,034	—	(21,034)	—	—	—
Risk management assets	—	—	34,506	—	—	34,506	—	—	36,615	—	—	36,615
Prepayments and other current assets	1,103	—	1,229	—	—	2,332	3,610	—	1,327	—	—	4,937
Discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Total current assets	41,734	(1)	131,174	—	—	172,907	28,534	—	148,866	—	—	177,400

Property, plant and equipment, net	76	—	890,457	—	—	890,533	96	—	841,227	—	—	841,323
Intangible assets, net	—	—	185,357	—	—	185,357	—	—	190,376	—	—	190,376
Investment in unconsolidated affiliates	—	—	584,870	584,870	(584,870)	584,870	—	—	618,503	618,503	(618,503)	618,503
Investment in consolidated subsidiaries	1,682,402	—	—	—	(1,682,402)	—	1,684,994	—	—	—	(1,684,994)	—
Escrow cash	—	—	1,859	—	—	1,859	—	—	1,858	—	—	1,858
Risk management assets	—	—	25,097	—	—	25,097	—	—	15,381	—	—	15,381
Other assets, net	14,329	—	6,194	—	—	20,523	15,854	—	6,717	—	—	22,571

Total assets	$1,738,541	$(1)	$1,825,008	$584,870	$(2,267,272)	$1,881,146	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$90	$—	$116,804	$—	$—	$116,894	$—	$—	$111,021	$—	$—	$111,021
Accrued interest	10,645	—	—	—	—	10,645	11,146	—	775	—	—	11,921
Accrued tax liability	456	—	—	—	—	456	672	—	—	—	—	672
Risk management liabilities	—	—	5,169	—	—	5,169	—	—	9,671	—	—	9,671
Other current liabilities	3,830	—	14,865	—	—	18,695	2,637	—	6,721	—	—	9,358

Total current liabilities	15,021	—	136,838	—	—	151,859	14,455	—	128,188	—	—	142,643

Long-term debt	762,778	—	—	—	—	762,778	852,818	—	—	—	—	852,818
Deferred tax provision	1,763	—	—	—	—	1,763	1,862	—	—	—	—	1,862
Risk management and other noncurrent liabilities	252	—	5,767	—	—	6,019	317	—	9,746	—	—	10,063
Members’/Partners’ capital:
Common units	1,157,201	—	—	—	—	1,157,201	879,504	—	—	—	—	879,504
Class D units	—	—	—	—	—	—	112,454	—	—	—	—	112,454
Paid-in capital	47,379	1	1,152,592	583,979	(1,736,572)	47,379	42,518	1	1,191,268	595,775	(1,787,044)	42,518
Accumulated (deficit) earnings	(250,675)	(2)	524,988	891	(525,877)	(250,675)	(158,267)	(1)	509,909	22,728	(532,636)	(158,267)
Other comprehensive income (loss)	4,822	—	4,823	—	(4,823)	4,822	(16,183)	—	(16,183)	—	16,183	(16,183)

	958,727	(1)	1,682,403	584,870	(2,267,272)	958,727	860,026	—	1,684,994	618,503	(2,303,497)	860,026

Total liabilities and members’/partners’ capital	$1,738,541	$(1)	$1,825,008	$584,870	$(2,267,272)	$1,881,146	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$84,819	$—	$—	$84,819	$—	$—	$64,517	$—	$—	$64,517
Natural gas liquids sales	—	—	114,802	—	—	114,802	—	—	91,463	—	—	91,463
Transportation, compression and processing fees	—	—	16,516	—	—	16,516	—	—	13,913	—	—	13,913
Condensate and other	—	—	13,914	—	—	13,914	—	—	10,290	—	—	10,290

Total revenue	—	—	230,051	—	—	230,051	—	—	180,183	—	—	180,183

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	167,613	—	—	167,613	—	—	122,178	—	—	122,178
Transportation	—	—	5,603	—	—	5,603	—	—	5,744	—	—	5,744
Operations and maintenance	—	—	13,230	—	—	13,230	—	—	12,890	—	—	12,890
Depreciation and amortization	10	—	15,573	—	—	15,583	10	—	13,379	—	—	13,389
General and administrative	5,831	—	5,069	—	—	10,900	4,261	—	5,060	—	—	9,321
Taxes other than income	—	—	1,181	—	—	1,181	—	—	727	—	—	727
Equity in loss (earnings) from unconsolidated affiliates	—	—	23,632	23,632	(23,632)	23,632	—	—	(2,099)	(2,099)	2,099	(2,099)

Total costs and expenses	5,841	—	231,901	23,632	(23,632)	237,742	4,271	—	157,879	(2,099)	2,099	162,150

Operating (loss) income	(5,841)	—	(1,850)	(23,632)	23,632	(7,691)	(4,271)	—	22,304	2,099	(2,099)	18,033
Other income (expense):
Interest and other income	—	—	37	—	—	37	—	—	7	—	—	7
Interest and other financing costs	(12,717)	—	(634)	—	—	(13,351)	(12,802)	—	801	—	—	(12,001)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(18,558)	—	(2,447)	(23,632)	23,632	(21,005)	(17,073)	—	23,112	2,099	(2,099)	6,039
Provision for income taxes	(106)	—	—	—	—	(106)	(571)	—	—	—	—	(571)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(18,664)	—	(2,447)	(23,632)	23,632	(21,111)	(17,644)	—	23,112	2,099	(2,099)	5,468
Discontinued operations, net of tax	—	—	—	—	—	—	—	—	570	—	—	570

(Loss) income before equity earnings from consolidated subsidiaries	(18,664)	—	(2,447)	(23,632)	23,632	(21,111)	(17,644)	—	23,682	2,099	(2,099)	6,038
Equity in earnings from consolidated subsidiaries	(2,447)	—	—	—	2,447	—	22,475	—	—	—	(22,475)	—

Net (loss) income	$(21,111)	$—	$(2,447)	$(23,632)	$26,079	$(21,111)	$4,831	$—	$23,682	$2,099	$(24,574)	$6,038

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$205,035	$—	$—	$205,035	$—	$—	$159,496	$—	$—	$159,496
Natural gas liquids sales	—	—	234,120	—	—	234,120	—	—	172,294	—	—	172,294
Transportation, compression and processing fees	—	—	29,630	—	—	29,630	—	—	28,912	—	—	28,912
Condensate and other	—	—	27,932	—	—	27,932	—	—	20,559	—	—	20,559

Total revenue	—	—	496,717	—	—	496,717	—	—	381,261	—	—	381,261

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	377,478	—	—	377,478	—	—	265,497	—	—	265,497
Transportation	—	—	11,279	—	—	11,279	—	—	11,728	—	—	11,728
Operations and maintenance	—	—	25,333	—	—	25,333	—	—	25,562	—	—	25,562
Depreciation and amortization	20	—	30,764	—	—	30,784	20	—	26,474	—	—	26,494
General and administrative	11,026	—	10,416	—	—	21,442	9,919	—	10,127	—	—	20,046
Taxes other than income	—	—	2,343	—	—	2,343	—	—	1,513	—	—	1,513
Equity in loss (earnings) from unconsolidated affiliates	—	—	21,837	21,837	(21,837)	21,837	—	—	(3,583)	(3,583)	3,583	(3,583)

Total costs and expenses	11,046	—	479,450	21,837	(21,837)	490,496	9,939	—	337,318	(3,583)	3,583	347,257

Operating (loss) income	(11,046)	—	17,267	(21,837)	21,837	6,221	(9,939)	—	43,943	3,583	(3,583)	34,004
Other income (expense):
Interest and other income	—	—	44	—	—	44	—	—	53	—	—	53
Gain on retirement of unsecured debt	—	—	—	—	—	—	3,939	—	—	—	—	3,939
Interest and other financing costs	(26,064)	—	(2,232)	—	—	(28,296)	(26,220)	—	(229)	—	—	(26,449)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(37,110)	—	15,079	(21,837)	21,837	(22,031)	(32,220)	—	43,767	3,583	(3,583)	11,547
Provision for income taxes	(340)	—	—	—	—	(340)	(735)	—	—	—	—	(735)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(37,450)	—	15,079	(21,837)	21,837	(22,371)	(32,955)	—	43,767	3,583	(3,583)	10,812
Discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,131	—	—	1,131

(Loss) income before equity earnings from consolidated subsidiaries	(37,450)	—	15,079	(21,837)	21,837	(22,371)	(32,955)	—	44,898	3,583	(3,583)	11,943
Equity in earnings from consolidated subsidiaries	15,079	—	—	—	(15,079)	—	44,898	—	—	—	(44,898)	—

Net (loss) income	$(22,371)	$—	$15,079	$(21,837)	$6,758	$(22,371)	$11,943	$—	$44,898	$3,583	$(48,481)	$11,943

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long Term Debt (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(31,290)	$—	$96,704	$10,993	$(10,993)	$65,414	$23,787	$—	$55,841	$11,438	$(11,438)	$79,628

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	—	(60,368)	—	—	(60,368)	—	—	(40,918)	—	—	(40,918)
Investment in unconsolidated affiliates	—	—	(1,538)	(1,538)	1,538	(1,538)	—	—	(2,774)	(2,774)	2,774	(2,774)
Distributions from unconsolidated affiliates	—	—	1,997	1,997	(1,997)	1,997	—	—	2,788	2,788	(2,788)	2,788
Investment in consolidated affiliates	(52,465)	—	—	—	52,465	—	(40)	—	—	—	40	—
Distributions from consolidated affiliates	95,355	—	—	—	(95,355)	—	11,800	—	—	—	(11,800)	—
Proceeds from sale of assets	—	—	266	—	—	266	—	—	—	—	—	—
Other	—	—	523	—	—	523	—	—	(995)	2	(2)	(995)

Net cash provided by (used in) investing activities	42,890	—	(59,120)	459	(43,349)	(59,120)	11,760	—	(41,899)	16	(11,776)	(41,899)

Cash Flows From Financing Activities:
Proceeds from long-term debt	80,000	—	—	—	—	80,000	50,000	—	—	—	—	50,000
Repayments of long-term debt	(170,000)	—	—	—	—	(170,000)	(14,286)	—	—	—	—	(14,286)
Distributions to unitholders	(69,430)	—	—	—	—	(69,430)	(62,505)	—	—	—	—	(62,505)
Equity offering of common units	164,786	—	—	—	—	164,786	—	—	—	—	—	—
Equity offering of common units-offering costs	(531)	—	—	—	—	(531)	—	—	—	—	—	—
Contributions from parent	—	—	52,465	—	(52,465)	—	—	—	40	—	(40)	—
Distributions to parent	—	—	(95,355)	—	95,355	—	—	—	(11,800)	—	11,800	—
Other	991	—	—	1,538	(1,538)	991	61	—	—	2,774	(2,774)	61

Net cash provided by (used in) financing activities	5,816	—	(42,890)	1,538	41,352	5,816	(26,730)	—	(11,760)	2,774	8,986	(26,730)

Net increase (decrease) in cash and cash equivalents	17,416	—	(5,306)	12,990	(12,990)	12,110	8,817	—	2,182	14,228	(14,228)	10,999
Cash and cash equivalents, beginning of year	3,861	—	40,831	59,896	(59,896)	44,692	20,417	—	43,267	30,212	(30,212)	63,684

Cash and cash equivalents, end of period	$21,277	$—	$35,525	$72,886	$(72,886)	$56,802	$29,234	$—	$45,449	$44,440	$(44,440)	$74,683

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions

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

Distributions

The following table summarizes our quarterly cash distributions during 2010:

	Distribution
Quarter Ending	Per Unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2009	$0.5750	January 13, 2010	February 1, 2010	February 11, 2010	$31,911,000
March 31, 2010	$0.5750	April 14, 2010	April 30, 2010	May 13, 2010	$38,134,000
June 30, 2010	$0.5750	July 14, 2010	August 2, 2010	August 12, 2010	$38,295,000

Accounting for Equity-Based Compensation

We use ASC 718 to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”). As of June 30, 2010, the number of units available for grant under our LTIP totaled 1,365,128, of which up to 783,049 units were eligible to be issued as restricted common units, phantom units or unit awards.

Equity Awards.  We recognized non-cash compensation expense of $3,945,000 and $3,553,000 related to the amortization of equity-based compensation under our LTIP during the six months ended June 30, 2010 and 2009, respectively. See Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 for details on our equity-based compensation.

On May 10, 2010 and June 4, 2010, we granted employees a total of 180,000 phantom units with a fair value of $4,408,000. Each phantom unit grant vests in equal one-third annual installments commencing on May 15, 2011 or earlier upon change of control, death or disability. The expense will be recognized over the vesting period.

On June 4, 2010, we granted 83,000 performance-based phantom units to certain management employees. The number of performance-based phantom units to vest is dependent on the level of achievement of a specified performance goal during the period from the grant date through the cliff vesting date of May 15, 2013. The fair value of the number of awards expected to vest is $4,059,000 and will be recognized over the vesting period. Additionally, we will recognize cumulative adjustments for changes in the probability of the performance goal being met. Under ASC 718, awards containing performance conditions, that affect vesting, will recognize expense equal to the ultimate outcome of the performance condition.

Liability Awards.  During the six months ended June 30, 2010, we issued 69,817 common units to settle our Employee Incentive Compensation Program (“EICP”) and 2009 Management Incentive Compensation Plan (“MICP”) obligations.

Since ASC 480, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

variable number of units to be classified as a liability, we classify equity awards issued to settle EICP and MICP obligations as liability awards. As of June 30, 2010, we accrued $581,000 and $766,000 for the second quarter 2010 EICP bonuses and an estimate of the 2010 MICP incentive bonuses, respectively. As of June 30, 2010, the estimated unrecognized compensation costs related to these liability awards totaled $1,104,000 and $1,021,000 for the EICP and MICP, respectively, which are expected to be recognized as expense on a straight-line basis through December 2010 for EICP awards and through February 2011 for MICP awards.

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

Basic and diluted net income (loss) per common unit is calculated as follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit information)

Net (loss) income available — basic and diluted	$(21,111)	$6,038	$(22,371)	$11,943

Basic weighted average units	65,516	54,356	61,941	54,185
Dilutive weighted average units(1)(2)	65,516	57,946	61,941	57,933
Basic net (loss) income per unit:
(Loss) income per unit from continuing operations	$(0.32)	$0.10	$(0.36)	$0.20
Income per unit from discontinued operations	—	0.01	—	0.02

Net (loss) income per unit	$(0.32)	$0.11	$(0.36)	$0.22

Diluted net (loss) income per unit:
(Loss) income per unit from continuing operations(1)(2)	$(0.32)	$0.09	$(0.36)	$0.19
Income per unit from discontinued operations(1)(2)	—	0.01	—	0.02

Net (loss) income per unit	$(0.32)	$0.10	$(0.36)	$0.21

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Net Income (Loss) Per Unit (Continued)

(1)	Our potentially dilutive common equity includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Employee options	—	97	—	86
Unit appreciation rights	—	—	—	—
Restricted units	—	34	—	24
Phantom units	—	17	—	67
Contingent incentive plan unit awards	—	61	—	61
Class C units	—	135	—	264
Class D units	—	3,246	—	3,246

(2)	The following potentially dilutive common equity was excluded from the dilutive net income (loss) per unit calculation because to include these equity securities would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Employee options	1,214	1,306	1,214	1,317
Unit appreciation rights	345	296	345	296
Restricted units	104	126	104	136
Phantom units	920	726	920	676
Class D units	—	—	—	—
Contingent incentive plan unit awards	—	—	—	—

Note 8 —	Related Party Transactions

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Affiliates of Mr. Lawing:(1)
Natural gas sales(2)	$1	$1	$2	$1
Gathering and compression services(3)	2	5	5	10
Natural gas purchases(4)	108	216	389	565
Reimbursable costs(5)	75	—	150	—
Reimbursements paid(6)	—	649	—	1,287
Payable by us as of June 30, 2010(7)			29

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions (Continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Webb Duval:
Natural gas sales(2)	$12	$226	$12	$595
Natural gas purchases(4)	59	19	112	233
Transportation costs(8)	61	83	131	183
Management fees(9)	56	55	112	110
Reimbursable costs(9)	72	151	139	300
Payable to us as of June 30, 2010(10)			585
Payable by us as of June 30, 2010(7)			52
Southern Dome:
Management fees(9)	63	63	125	125
Reimbursable costs(9)	61	81	157	155
Payable to us as of June 30, 2010(10)			888
Bighorn:
Compressor rental fees(11)	417	165	833	165
Gathering costs(8)	—	88	16	195
Natural gas purchases(4)	—	—	3	—
Management fees(9)	139	135	278	271
Reimbursable costs(9)	563	577	1,225	1,256
Payable to us as of June 30, 2010(10)			56
Payable by us as of June 30, 2010(7)			157
Fort Union:
Gathering costs(8)	1,267	2,031	2,638	4,040
Treating costs(4)	—	152	52	336
Management fees(9)	60	57	120	114
Reimbursable costs(9)	50	157	129	167
Payable to us as of June 30, 2010(10)			34
Other:
Natural gas sales(2)	65	58	125	97
Payable to us as of June 30, 2010(10)			10

(1)	These entities were controlled by John R. Eckel, Jr., our former Chairman and Chief Executive Officer, until his death in November 2009, and since that time have been controlled by Douglas L. Lawing, our Executive Vice President, General Counsel and Secretary.

(2)	Revenues included in natural gas sales on our consolidated statements of operations.

(3)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(4)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(5)	Reimbursable costs received from Copano/Operations, Inc. (“Copano Operations”) for its use of shared personnel, facilities and equipment, which was the only compensation we received from Copano Operations.

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

Other Transactions

Certain of our operating subsidiaries and unconsolidated affiliates paid operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs. We paid Exterran Holdings $3,132,000 and $989,000 for the three months ended June 30, 2010 and 2009, respectively, and $4,120,000 and $2,134,000 for the six months ended June 30, 2010 and 2009, respectively, for their services. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer.

During the three months ended June 30, 2010, we purchased approximately 20,000 feet of 24 inch pipe from Fort Union for use in our Texas operations. The purchase price of $810,000 was equal to Fort Union’s carrying value, and was payable to Fort Union as of June 30, 2010.

Our management believes that the terms and provisions of our related party agreements are fair to us; however, we cannot be certain that such agreements and services have terms as favorable to us as we could obtain from unaffiliated third parties.

Note 9 —	Commitments and Contingencies

Commitments

For the three months ended June 30, 2010 and 2009, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $855,000 and $2,147,000, respectively. For the six months ended June 30, 2010 and 2009, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $1,733,000 and $4,586,000, respectively.

We have both fixed and variable quantity contractual commitments arising in the ordinary course of our natural gas marketing activities. As of June 30, 2010, we had fixed contractual commitments to purchase 458,000 million British thermal units (“MMBtu”) of natural gas in July 2010. As of June 30, 2010, we had fixed contractual commitments to sell 2,612,000 MMBtu of natural gas in July 2010. All of these contracts are based on index-related market pricing. Using index-related market prices as of June 30, 2010, total commitments to purchase natural gas

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies (Continued)

related to such agreements equaled $2,105,000 and total commitments to sell natural gas under such agreements equaled $12,064,000. Our commitments to purchase variable quantities of natural gas at index-based prices range from contract periods extending from one month to the life of the dedicated production. During June 2010, natural gas volumes purchased under such contracts equaled 9,471,000 MMBtu. Our commitments to sell variable quantities of natural gas at index-based prices range from contract periods extending from one month to the year 2012. During June 2010, natural gas volumes sold under such contracts equaled 4,425,000 MMBtu.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $4,938,000 for the remainder of 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013, $5,509,000 in 2014 and $19,204,000 thereafter. The agreements expire on December 31, 2019. All of our obligations under these agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1.9 million, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $2,576,000 for the remainder of 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. Generally, we resell our firm capacity to third parties under various types of agreements. These commitments expire in November 30, 2017.

We have fixed-quantity contractual commitments to Targa North Texas LP (“Targa”) in settlement of a dispute regarding what portion, if any, of natural gas we purchase from producers that had been contractually dedicated for resale to Targa. As of June 30, 2010, we had fixed contractual commitments to provide Targa a total of 2.373 billion cubic feet of natural gas for October 1, 2009 through December 31, 2010 and for each of 2011, 2012 and 2013. As of June 30, 2010, we have accrued $1,375,000 of our obligation due December 31, 2010. Under the terms of the agreement, we are obligated to pay annual fees ($1.00 per thousand cubic feet (“Mcf”), $1.10 per Mcf, $1.15 per Mcf and $1.25 per Mcf for 2010, 2011, 2012 and 2013, respectively) to the extent our natural gas deliveries to Targa fall below the committed quantity.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

Litigation

Please read Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which is incorporated by reference.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Cash payments for interest, net of $1,315,000 and $2,347,000 capitalized in 2010 and 2009, respectively	$26,554	$26,275
Cash payments for federal and state income taxes	$655	$790

We incurred a change in liabilities for investing activities that had not been paid as of June 30, 2010 and 2009 of $14,645,000 and $10,691,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows. As of June 30, 2010 and 2009, we accrued $19,894,000 and $3,372,000, respectively, for capital expenditures that had not been paid and, therefore, these amounts are not included in investing activities for each respective period presented.

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

As of June 30, 2010, we estimated that $5,200,000 of OCI will be reclassified as a increase to earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

The following tables summarize our commodity hedge portfolio as of June 30, 2010 (all hedges are settled monthly):

Purchased Houston Ship Channel Index Natural Gas Options

	Call Spread			Call
	Call Strike
	(Per MMBtu)		Call Volumes	Strike	Volume
	Bought	Sold	(MMBtu/d)	(Per MMBtu)	(MMBtu/d)

2010	$7.3500	$10.0000	7,100	$10.0000	10,000
2011	$6.9500	$10.0000	7,100	$10.0000	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500
2011	$0.5300	500	—	—
2011	$0.6200	500	—	—
2012	$0.5900	1,000	—	—

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.8500	1,100	—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	—	—
2012	$1.1500	700	—	—

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.4900	$0.8500	1,100
2010	$1.4900	$0.9460	700

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0350	300	—	—
2010	$1.1145	100	$1.2025	100
2011(1)	$1.0205	300	—	—
2011	$1.1100	100	$1.1800	100
2011(2)	$1.3900	160	—	—
2011	$1.7100	200	—	—
2012	$1.3900	300	—	—
2012(2)	$1.3900	150		—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of August 2010.

(2)	Instruments purchased August 2010.

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.8900	$1.1145	100
2010	$1.8900	$1.0350	300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0300	300	—	—
2010	$1.1000	200	$1.1850	200
2011(1)	$1.0205	300	—	—
2011	$1.0850	200	$1.1700	200
2011(2)	$1.3500	140	—	—
2011	$1.7100	350	—	—
2012(2)	$1.3500	250	—	—
2012	$1.3600	350	—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of August 2010.

(2)	Instruments purchased August 2010.

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.8800	$1.1000	200
2010	$1.8800	$1.0300	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts

	Put
	Strike	Volumes
	(Per gallon)	(Bbls/d)

2010	$1.4080	300
2011	$1.4100	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$2.5400	$1.4080	300

Natural Gas Basis Swaps

	Purchased Houston Ship Channel Index		Sold CenterPoint East Index
	Price	Volume	Price	Volume
	(per MMBtu)	(MMBtu/d)	(per MMBtu)	(MMBtu/d)

2010(3)	$0.0450	10,000	$0.2300	10,000

(3)	Instrument is not designated as a cash flow hedge under hedge accounting.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2010	$55.00	1,000
2010	$60.00	400
2011(1)	$55.00	1,000
2011	$60.00	400
2011	$77.00	700
2011	$79.00	400
2011	$85.00	200
2012	$79.00	300
2012	$83.00	350
2012(2)	$83.00	300
2012	$85.00	350

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of September 2009.

(2)	Instrument purchased August 2010.

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike
	(Per barrel)		Volumes
	Bought	Sold	(Bbls/d)

2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of our variable rate debt into fixed rate debt. As of June 30, 2010, we hold a notional amount of $145.0 million in interest rate swaps with an average fixed rate of 4.44% that mature between July 2010 and October 2012. As of June 30, 2010, our interest rate swaps are not designated as cash flow hedges.

As of June 30, 2010, we estimate that $405,000 of OCI will be reclassified as an decrease to earnings in the next 12 months as the underlying instruments expire.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on Hedging Instruments(a)
	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Natural Gas:
Short-term — Designated(b)	$—	$—	$242	$242
Long-term — Designated(c)	—	—	410	410
Natural Gas Liquids:
Short-term — Designated(b)	—	—	21,287	21,287
Long-term — Designated(c)	—	—	16,134	16,134
Crude Oil:
Short-term — Designated(b)	—	—	12,981	12,981
Long-term — Designated(c)	—	—	8,025	8,025
Long-term — Not designated(c)	—	—	524	524

Total	$—	$—	$59,603	$59,603

Liabilities:
Natural Gas:
Short-term — Not designated(d)	$—	$38	$—	$38
Natural Gas Liquids:
Short-term — Designated(d)	—	—	855	855
Long-term — Designated(e)	—	—	329	329
Interest Rate:
Short-term — Not designated(d)	—	4,275	—	4,275
Long-term — Not designated(e)	—	3,568	—	3,568

Total	$—	$7,881	$1,184	$9,065

Total designated assets	$—	$—	$57,895	$57,895

Total not designated (liabilities)/assets	$—	$(7,881)	$524	$(7,357)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

	Fair Value Measurements on Hedging Instruments(a)
	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Commodity derivatives:
Short-term — Designated(b)	$—	$—	$36,588	$36,588
Short-term — Not designated(b)	—	27	—	27
Long-term — Designated(c)	—	—	14,805	14,805
Long-term — Not designated(c)	—	—	576	576

Total	$—	$27	$51,969	$51,996

Liabilities
Commodity derivatives:
Short-term — Designated(d)	$—	$—	$4,763	$4,763
Long-term — Designated(e)	—	—	4,600	4,600
Interest rate derivatives:
Short-term — Not designated(d)	—	4,909	—	4,909
Long-term — Not designated(e)	—	3,238	—	3,238

Total	$—	$8,147	$9,363	$17,510

Total designated assets	$—	$—	$42,030	$42,030

Total not designated (liabilities)/assets	$—	$(8,120)	$576	$(7,544)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

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

As discussed in Note 4, we recorded an impairment with respect to our equity interest in Bighorn during the three months ended June 30, 2010. The valuation of this investment required use of significant unobservable inputs. Our probability-weighted discounted cash flow analysis included the following input parameters that are not readily available: (1) a discount rate reflective of our cost of capital and (2) estimated contract rates, volumes, operating and maintenance costs and capital expenditures.

The following table presents, by level within the fair value of hierarchy, certain assets that have been measured at fair value on a non-recurring basis.

	Fair Value
	Measurements of
	Impairments(a)
	June 30, 2010
		Impairment
	Level 3	Expense
	(In thousands)

Long-lived assets(b)	$351,195	$25,000

(a)	Measured on a non-recurring basis

(b)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Investments in unconsolidated affiliates”

The following tables provide a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2010
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
	(In thousands)

Assets balance, beginning of period	$722	$25,498	$16,805	$43,025
Total gains or losses:
Non-cash amortization of option premium	(1,472)	(4,106)	(2,492)	(8,070)
Other amounts included in earnings	—	4,567	5,500	10,067
Included in accumulated other comprehensive loss	1,403	14,673	3,388	19,464
Purchases	—	—	3,425	3,425
Settlements	—	(4,395)	(5,097)	(9,492)
Transfers in and/or out of Level 3	—	—	—	—

Asset balance, end of period	$653	$36,237	$21,529	$58,419

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$27	$(185)	$(158)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

	Six Months Ended June 30, 2010
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
	(In thousands)

Assets balance, beginning of period	$2,752	$15,641	$24,213	$42,606
Total gains or losses:
Non-cash amortization of option premium	(2,929)	(8,163)	(4,957)	(16,049)
Other amounts included in earnings	—	6,633	10,220	16,853
Included in accumulated other comprehensive loss	830	21,256	(1,334)	20,752
Purchases	—	7,381	3,425	10,806
Settlements	—	(6,511)	(10,038)	(16,549)
Transfers in and/or out of Level 3	—	—	—	—

Asset balance, end of period	$653	$36,237	$21,529	$58,419

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$(29)	$154	$125

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In thousands)

Assets balance, beginning of period	$136,151	$152,677
Total gains or losses:
Non-cash amortization of option premium	(9,291)	(18,479)
Other amounts included in earnings	20,049	45,332
Included in accumulated other comprehensive loss	(54,108)	(61,609)
Purchases	—	—
Settlements	(20,761)	(45,881)
Transfers in and/or out of Level 3	—	—

Asset balance, end of period	$72,040	$72,040

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$(414)	$(357)

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

We have not entered into any derivative transactions containing credit risk related contingent features as of June 30, 2010.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

			Amount of Gain
			(Loss) Recognized
			in Income on
			Derivative
	Amount of Gain	Amount of Gain	(Ineffective
Derivatives in ASC	(Loss) Recognized	(Loss) Reclassified	Portion and Amount
815 Cash Flow	in OCI on	from Accumulated	Excluded from
Hedging	Derivatives	OCI into Income	Effectiveness	Statements of Operations
Relationships	(Effective Portion)	(Effective Portion)	Testing)	Location

Three Months Ended June 30, 2010
Natural gas	$(70)	$(1,472)	$—	Natural gas sales
Natural gas liquids	14,926	253	27	Natural gas liquids sales
Crude oil	5,252	1,864	82	Condensate and other
Interest rate swaps	—	(121)	—	Interest and other financing costs

Total	$20,108	$524	$109

Six Months Ended June 30, 2010
Natural gas	$(2,083)	$(2,912)	$—	Natural gas sales
Natural gas liquids	19,855	(1,401)	(29)	Natural gas liquids sales
Crude oil	2,901	4,235	107	Condensate and other
Interest rate swaps	—	(254)	—	Interest and other financing costs

Total	$20,673	$(332)	$78

Three Months Ended June 30, 2009
Natural gas	$(832)	$(933)	$68	Natural gas sales
Natural gas liquids	(31,008)	8,016	(22)	Natural gas liquids sales
Crude oil	(11,576)	3,609	(345)	Condensate and other
Interest rate swaps	250	119	—	Interest and other financing costs

Total	$(43,166)	$10,811	$(299)

Six Months Ended June 30, 2009
Natural gas	$(1,342)	$(1,699)	$68	Natural gas sales
Natural gas liquids	(23,049)	19,509	(37)	Natural gas liquids sales
Crude oil	(11,749)	7,659	(222)	Condensate and other
Interest rate swaps	(12)	38	—	Interest and other financing costs

Total	$(36,152)	$25,507	$(191)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

Derivatives Not Designated as	Amount of Gain
Hedging Instruments	(Loss) Recognized	Statement of Operations
Under ASC 820	in Income on Derivative	Location

Three months ended June 30, 2010
Natural gas	$116	Natural gas sales
Natural gas liquids	146	Natural gas liquids sales
Crude oil	334	Condensate and other
Interest rate swaps	(512)	Interest and other financing costs

Total	$84

Six months ended June 30, 2010
Natural gas	$(108)	Natural gas sales
Natural gas liquids	151	Natural gas liquids sales
Crude oil	83	Condensate and other
Interest rate swaps	(1,978)	Interest and other financing costs

Total	$(1,852)

Three months ended June 30, 2009
Natural gas liquids	$(414)	Natural gas liquids sales
Interest rate swaps	2,109	Interest and other financing costs

Total	$1,695

Six months ended June 30, 2009
Natural gas liquids	$(357)	Natural gas liquids sales
Interest rate swaps	2,184	Interest and other financing costs

Total	$1,827

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of June 30, 2010 for cash and cash equivalents approximate fair value. The fair value of our Credit Facility has been estimated based on similar debt transactions that occurred during the six months ended June 30, 2010. Estimates of the fair value of our Senior Notes are based on market information as of June 30, 2010. A summary of the fair value and carrying value of the financial instruments is shown in the table below.

	June 30, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$56,802	$56,802	$74,683	$74,683
Credit Facility	180,000	176,225	270,000	258,933
2016 Notes	332,655	330,170	332,655	314,368
2018 Notes	249,525	242,039	249,525	225,820

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Discontinued Operations

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Crude oil sales	$—	$22,730	$—	$38,068
Cost of crude oil purchases	—	21,340	—	35,768
Income from discontinued operations before taxes	$—	$570	$—	$1,131
Income tax expense	—	—	—	—

Net income from discontinued operations	$—	$570	$—	$1,131

Note 14 —	Segment Information

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

We evaluate segment performance based on segment gross margin before depreciation, amortization and impairment. All of our revenue is derived from, and all of our assets and operations are located in Oklahoma, Texas, Wyoming and Louisiana in the United States. Operating and maintenance expenses and general and administrative expenses incurred at corporate and other are allocated to Oklahoma, Texas and Rocky Mountains based on actual expenses directly attributable to each segment or an allocation based on activity, as appropriate. We use the same accounting methods and allocations in the preparation of our segment information as used in our consolidated reporting.

Summarized financial information concerning our reportable segments is shown in the following table (in thousands). Prior year information has been restated to conform to the current year presentation of our segment information.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma(a)	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended June 30, 2010:
Total segment gross margin	$21,821	$31,751	$1,148	$54,720	$2,115	$56,835
Operations and maintenance expenses	5,670	7,497	63	13,230	—	13,230
Depreciation and amortization	7,942	6,452	765	15,159	424	15,583
General and administrative expenses	1,690	2,763	589	5,042	5,858	10,900
Taxes other than income	578	600	3	1,181	—	1,181
Equity in (earnings) loss from unconsolidated affiliates	(686)	27	24,291	23,632	—	23,632

Operating income (loss)	$6,627	$14,412	$(24,563)	$(3,524)	$(4,167)	$(7,691)

Natural gas sales	$47,222	$38,622	$331	$86,175	(1,356)	$84,819
Natural gas liquids sales	54,324	60,016	—	114,340	462	114,802
Transportation, compression and processing fees	1,388	10,688	4,440	16,516	—	16,516
Condensate and other	8,073	2,414	417	10,904	3,010	13,914

Sales to external customers	$111,007	$111,740	$5,188	$227,935	$2,116	$230,051

Intersegment sales	$—	$—	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$13,351	$13,351
Three Months Ended June 30, 2009:
Total segment gross margin	$17,473	$23,320	$711	$41,504	$10,757	$52,261
Operations and maintenance expenses	5,608	7,280	2	12,890	—	12,890
Depreciation and amortization	7,909	4,419	721	13,049	340	13,389
General and administrative expenses	2,093	2,285	602	4,980	4,341	9,321
Taxes other than income	352	375	—	727	—	727
Equity in (earnings) loss from unconsolidated affiliates	(570)	4	(1,533)	(2,099)	—	(2,099)

Operating income	$2,081	$8,957	$919	$11,957	$6,076	$18,033

Natural gas sales	$37,081	$26,130	$1,311	$64,522	$(5)	$64,517
Natural gas liquids sales	36,578	46,360	—	82,938	8,525	91,463
Transportation, compression and processing fees	1,714	6,804	5,395	13,913	—	13,913
Condensate and other	6,594	1,379	80	8,053	2,237	10,290

Sales to external customers	$81,967	$80,673	$6,786	$169,426	$10,757	$180,183

Intersegment sales	$(366)	$366	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$12,001	$12,001

(a)	All information excludes the results of discontinued operations for the sale of the crude oil pipeline and related assets (Note 13) except for the information related to intersegment sales and interest and other financing costs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma(a)	Texas	Mountains	Segments	and Other	Consolidated

Six Months Ended June 30, 2010:
Total segment gross margin	$46,096	$58,916	$2,251	$107,263	$697	$107,960
Operations and maintenance expenses	11,103	14,066	164	25,333	—	25,333
Depreciation and amortization	16,356	12,037	1,531	29,924	860	30,784
General and administrative expenses	3,977	5,174	1,125	10,276	11,166	21,442
Taxes other than income	1,077	1,263	3	2,343	—	2,343
Equity in (earnings) loss from unconsolidated affiliates	(1,640)	91	23,386	21,837	—	21,837

Operating income (loss)	$15,223	$26,285	$(23,958)	$17,550	$(11,329)	$6,221

Natural gas sales	$106,703	$100,433	$935	$208,071	$(3,036)	$205,035
Natural gas liquids sales	115,348	120,302	—	235,650	(1,530)	234,120
Transportation, compression and processing fees	2,631	18,025	8,974	29,630	—	29,630
Condensate and other	17,028	4,808	833	22,669	5,263	27,932

Sales to external customers	$241,710	$243,568	$10,742	$496,020	$697	$496,717

Intersegment sales	$—	$—	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$28,296	$28,296
Segment assets	$657,693	$533,976	$654,971	$1,846,640	$34,506	$1,881,146
Six Months Ended June 30, 2009:
Total segment gross margin	$31,773	$43,900	$1,510	$77,183	$26,853	$104,036
Operations and maintenance expenses	11,223	14,334	5	25,562	—	25,562
Depreciation and amortization	15,664	8,766	1,391	25,821	673	26,494
General and administrative expenses	4,064	4,536	1,351	9,951	10,095	20,046
Taxes other than income	756	755	2	1,513	—	1513
Equity in (earnings) loss from unconsolidated affiliates	(787)	28	(2,824)	(3,583)	—	(3,583)

Operating income	$853	$15,481	$1,585	$17,919	$16,085	$34,004

Natural gas sales	$77,949	$77,884	$4,048	$159,881	$(385)	$159,496
Natural gas liquids sales	69,644	82,540	—	152,184	20,110	172,294
Transportation, compression and processing fees	3,501	14,399	11,012	28,912	—	28,912
Condensate and other	11,143	2,208	80	13,431	7,128	20,559

Sales to external customers	$162,237	$177,031	$15,140	$354,408	$26,853	$381,261

Intersegment sales	$(656)	$656	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$26,449	$26,449

(a)	All information excludes the results of discontinued operations for the sale of the crude oil pipeline and related assets (Note 13) except for the information related to intersegment sales and interest and other financing costs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Subsequent Events

Private Placement of Series A Preferred Units

On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“Series A units”) in a private placement to an affiliate of TPG Capital (“TPG”) for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit. Net proceeds were approximately $285.3 million. We used $180 million of the net proceeds to repay the balance outstanding under our Credit Facility and expect to use the availability under the facility and the remaining net proceeds to fund our Eagle Ford Shale expansion strategy and other growth initiatives in Texas and Oklahoma.

The Series A units are a new class of voting equity security that rank senior to all classes or series of equity securities with respect to distribution rights and rights upon liquidation.

Holders of the Series A units are entitled to quarterly distributions:

•	of in-kind Series A units for the first three years following the issue date;

•	after the third and before the sixth anniversary of the issue date, in cash, in-kind or in a combination thereof, at our election; and

•	after the sixth anniversary of the issue date, in cash, or in-kind only if and to the extent (i) required because our cash (after reserves established by our Board) is not sufficient to fund the distribution or (ii) agreed between us and TPG.

In-kind distributions will equal $0.72625 per unit per quarter (or 10% per year of the unit purchase price). Cash distributions will equal the greater of $0.72625 per unit per quarter or the quarterly per-unit distribution paid with respect to common units.

Commencing on the third anniversary of the issue date, Series A units (including Series A units issued as in-kind distributions) will be convertible into common units by us or by the Series A unitholder on a one-for-one basis, in each case subject to certain conditions and limitations.

The Credit Facility Amendment

On July 21, 2010, we amended our Credit Facility agreement with various financial institutions to (i) provide for the issuance of the Series A units, (ii) increase the amount of investments that we and our restricted subsidiaries may make in unrestricted subsidiaries and certain other entities, (iii) clarify that the Series A units do not constitute indebtedness or consolidated funded indebtedness and (iv) clarify that the conversion of other equity interests into common units does not constitute a restricted payment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 (including Amendment No. 1, our “2009 10-K”).

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

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome, and through September 2009, included a crude oil pipeline.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing and marketing. Our Texas segment also provides NGL fractionation and transportation through our Houston Central plant and our NGL pipelines. In addition, our Texas segment includes a processing plant located in southwest Louisiana and our equity investments in Webb Duval and Eagle Ford Gathering, LLC (discussed under “Recent Developments”).

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas and compressor rental services. This segment also includes our equity investments in Bighorn and Fort Union.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

Recent Developments

Issuance of Preferred Units.  On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“preferred units”) in a private placement to an affiliate of TPG Capital (“TPG”) for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit, a 10% premium to the 30-day volume-weighted average closing price of our common units as of July 19, 2010. We used $180 million of the proceeds to repay the outstanding balance under our revolving credit facility and expect to use the increased borrowing capacity and the remaining proceeds to fund our Eagle Ford Shale expansion strategy and other growth initiatives in Texas and Oklahoma.

The preferred units are senior to our common units with respect to rights to distributions and upon liquidation. Beginning on July 21, 2013, the preferred units will become convertible into common units by us and by the holders, in each case subject to certain conditions and limitations.

•	Distributions. Preferred units are entitled to distributions in-kind (paid in the form of additional preferred units) for the first three years. Then, beginning with the distribution for the quarter ending September 30, 2013 and through the distribution for the quarter ending June 30, 2016, we will be entitled to elect whether to pay preferred distributions in cash, in kind or in a combination of both. For quarters ending after June 30, 2016, we will be obligated to pay preferred distributions to preferred unitholders in cash unless our cash (after reserves established by our Board) is not sufficient to fund the distribution or we and the preferred unitholders agree otherwise. In-kind distributions will equal $0.72625 per unit per quarter (or 10% per year of the purchase price of a preferred unit). Cash distributions will equal $0.72625 per preferred unit per quarter, or, if higher, the per-unit distribution paid to our common unitholders for the applicable quarter.

•	Conversion. Preferred units generally become convertible into common units on a one-for-one basis after July 21, 2013. After July 13, 2013, preferred unitholders may elect to convert at any time, but only to the extent that conversion will not cause our ratio of total distributable cash flow to per-unit distributions (for all of our outstanding common and preferred units) to fall below 100%. In addition, we will have the right to force conversion of preferred units if the following market conditions are met: (i) the weighted-average closing price for our common units for 20 of the 30 trading days preceding conversion must be at least $37.77, and our daily trading volume must average at least 500,000.

•	Unitholder Vote Requirement. The number of preferred units that may vote and that may convert into common units will be limited to 19.9% of our total units outstanding (as required to comply with NASDAQ rules) unless and until our common unitholders approve full convertibility and voting rights for the preferred units. We have committed to submit these terms for approval at a special meeting of our common unitholders and anticipate convening the meeting during the fourth quarter of 2010. Without such unitholder approval, preferred units that exceed the limitation will be non-voting and will be convertible into Class B units, which are non-voting and receive quarterly cash distributions equal to 110% of the quarterly distribution to common units.

Expansion of the Board of Directors.  On July 21, 2010, in accordance with an agreement we entered into with TPG at the closing of our preferred equity issuance, we expanded our Board of Directors from seven to eight members and appointed Michael G. MacDougall, who was designated by TPG, to serve as our eighth director. We also have agreed to nominate TPG’s designee for election by our unitholders at each annual meeting until TPG’s designation rights terminate. These rights terminate when TPG’s equity ownership in us falls below specified thresholds.

Amendment of Revolving Credit Facility.  On July 21, 2010, we also amended our revolving credit facility to (i) provide for the issuance of our preferred units, including clarifying that the preferred units do not constitute indebtedness or consolidated funded indebtedness, and that the conversion of preferred units into common units would not constitute a restricted payment (each as defined in the revolving credit facility), and (ii) to increase the amount that we may invest in unrestricted subsidiaries.

Declaration of Distribution.  On July 14, 2010, our Board of Directors declared a cash distribution of $0.575 per common unit for the second quarter of 2010. This distribution will be paid on August 12, 2010 to all common unitholders of record at the close of business on August 2, 2010.

Eagle Ford Gathering Joint Venture with Kinder Morgan.

•	Joint Venture Agreements. In May 2010, we and Kinder Morgan entered into formal joint venture agreements for Eagle Ford Gathering, our 50/50 joint venture with Kinder Morgan to provide gathering, transportation and processing services to Eagle Ford Shale natural gas producers, under which we serve as the managing member and operator.

•	Kinder Morgan Commercial Agreements. Concurrently with our execution of agreements for the joint venture, we also entered into an Amended and Restated Gas Processing Contract with Kinder Morgan Texas Pipeline, L.P. (“KMTP”), which supersedes our existing processing contract with KMTP, the primary term of which would have expired January 30, 2011. The new processing contract extends through December 31, 2024. We and KMTP also amended and restated our existing Gas Transportation Agreement to extend its term through December 31, 2024.

•	Gas Services Agreement. On July 2, 2010, Eagle Ford Gathering executed a definitive long-term gas services agreement with SM Energy Company. Under the agreement, SM Energy committed up to 200,000 MMBtu per day of Eagle Ford Shale natural gas production over a 10-year term. Eagle Ford Gathering will construct approximately 85 miles of 24- and 30-inch pipeline from SM Energy’s acreage in the western Eagle Ford Shale play to Kinder Morgan’s Freer compressor station in Duval County, Texas. We anticipate placing the pipeline into service in the third quarter of 2011.

Expanded Commodity Risk Management Portfolio.  In August 2010, we purchased puts for normal butane (calendar 2011 and 2012), iso-butane (calendar 2011 and 2012) and crude oil (calendar 2012) at strike prices reflecting current market conditions to mitigate the impact of decreases in NGL and crude oil prices. We purchased these options from investment grade counterparties in accordance with our risk management policy and designated them as cash flow hedges. Our net costs for these transactions were approximately $3.4 million.

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below and in Item 7 of our 2009 10-K. Many of the factors affecting our business are beyond our control and are difficult to predict.

Commodity Prices and Producer Activity

Our gross margins and total distributable cash flow are influenced by natural gas and NGL prices and by drilling activity. Generally, prices affect the cash flow and profitability of our Texas and Oklahoma segments directly and, to the extent that they influence the level of drilling activity, prices also affect all of our segments indirectly. For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Natural gas prices affect the long-term growth and sustainability of our business because they influence natural gas exploration and production activity. Commodity price fluctuations are among the factors that natural gas producers consider as they schedule drilling projects. Producers typically increase drilling activity when natural gas prices are sufficient to make drilling and production economic and, depending on the severity and duration of an unfavorable pricing environment, they may suspend drilling and completion activity to the degree they have become uneconomic.

The level at which drilling and production become economic depends a variety of factors in addition to natural gas prices. For producers of rich gas who share in the benefits of improved processing economics under their sales contracts, the disincentive of low natural gas prices could be offset as prices for NGLs increase relative to natural gas prices. Strong crude oil prices could also support increased production of casinghead natural gas associated with oil production. Other factors include the availability of capital and the producer’s drilling, completion and other operating costs, which are influenced by the characteristics of the hydrocarbon reservoir, among other things. Some producers can rely on commodity price hedging to support drilling activity when prices are less favorable. Also, producers may drill when they otherwise would not to the extent that drilling activity is necessary to maintain their leasehold interests.

Natural gas and NGL prices generally are influenced by regional drilling activity, takeaway capacity, the severity of winter and summer weather (and other factors that influence consumption and demand), natural gas storage levels, liquefied natural gas imports (and other competing supplies), NGL transportation and fractionation capacity and the overall economy. The strength and sustainability of the U.S. economic recovery remain uncertain, and a renewed slowdown in economic activity would likely result in continued declines in natural gas and NGL prices and reduced drilling activity.

Second-Quarter Commodity Prices.  Second-quarter average prices for natural gas were lower but stabilized compared to first-quarter prices. Second-quarter average NGL prices were flat in April and declined in May and June. First-quarter natural gas and NGL prices averaged higher largely because they reached near-term highs in January before declining significantly for the rest of the first quarter. Crude oil prices have remained stable since May after declining early in the second quarter. So far in the third quarter, natural gas prices have increased significantly, and average NGL prices have continued to decline. Forward pricing on NYMEX reflects market expectations that crude oil prices in the coming months will be modestly higher compared to recent months and that natural gas will remain stable before increasing modestly late in the year. NGL forward-pricing curves indicate expectations that NGL prices will be lower over the near term and then will stabilize. Forward pricing curves only reflect market expectations; it is uncertain to what extent they influence producers’ drilling decisions.

Pricing Trends in Texas.  NGL prices in Texas declined in the second quarter, while natural gas prices declined in April, then stabilized before increasing in July. First-of-the-month prices for natural gas on the Houston Ship Channel index were $4.69 per MMBtu for July 2010 and $4.59 per MMBtu for August 2010, and weighted-average daily prices for NGLs at Mt. Belvieu as of August 2, 2010, based on our second quarter 2010 product mix, were $41.87 per barrel.

The following graph and table summarize prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Texas pricing.

Texas Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Mt. Belvieu for the period indicated.

	Quarterly Data for Texas:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010
Houston Ship Channel ($/MMBtu)	$4.21	$3.44	$3.32	$4.16	$5.36	$4.04
Mt. Belvieu ($/barrel)	$25.81	$30.12	$35.09	$42.96	$47.66	$43.14
NYMEX crude oil ($/barrel)	$43.31	$59.79	$68.24	$76.13	$78.72	$78.03
Service throughput (MMBtu/d)	644,752	630,674	613,234	576,224	582,958	559,876
Plant inlet (MMBtu/d)	558,115	559,597	543,994	497,368	457,233	469,019
NGLs produced (Bbls/d)	16,878	18,425	18,197	18,292	15,339	18,382
Segment gross margin (in thousands)	$20,580	$23,320	$26,875	$32,845	$27,165	$31,751

Pricing Trends in Oklahoma.  Second-quarter NGL prices in Oklahoma declined moderately in April and more significantly in May and June, and second-quarter natural gas prices declined in April, then stabilized before increasing in July. First-of-the-month prices for natural gas on the CenterPoint East index were $4.57 per MMBtu for July 2010 and $4.40 per MMBtu for August 2010, and weighted-average daily prices for NGLs at Conway as of August 2, 2010, based on our second-quarter product mix, were $36.03 per barrel.

The following graph and table summarize prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Oklahoma pricing.

Oklahoma Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Conway for the period indicated.

	Quarterly Data for Oklahoma:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010
CenterPoint East ($/MMBtu)	$3.37	$2.70	$2.98	$4.01	$5.22	$3.86
Conway ($/barrel)	$24.13	$25.57	$27.62	$40.86	$44.44	$36.34
NYMEX crude oil ($/barrel)	$43.31	$59.79	$68.24	$76.13	$78.72	$78.03
Service throughput (MMBtu/d)	271,222	267,576	260,296	250,248	248,784	259,972
Plant inlet (MMBtu/d)	160,181	166,846	166,884	159,713	152,190	156,204
NGLs produced (Bbls/d)	15,309	15,981	16,474	16,123	15,334	16,653
Segment gross margin (in thousands)(2)	$14,300	$17,472	$18,284	$26,628	$24,275	$21,821

(2)	Segment gross margin results exclude activities attributable to our crude oil pipeline and related assets discussed in Note 13, “Discontinued Operations,” to our unaudited consolidated financial statements included in Item 1 of this report.

Basis Trends.  Prices for the second quarter of 2010 reflected a widening of the average basis differential between Mt. Belvieu and Conway, which was $5.89 per barrel, as compared to $2.94 per barrel for the first quarter. Prices for purity ethane account for 63% of this basis differential. For July 2010, this basis differential averaged $5.05 per barrel, and at August 2, 2010, $5.25 per barrel. The average basis differential between Houston Ship Channel and CenterPoint East natural gas index prices was $0.18 per MMBtu for the second quarter, slightly increased from $0.14 per MMBtu for the first quarter, and was $0.12 per MMBtu for July 2010 and $0.19 per MMBtu for August 2010.

The following graph summarize the basis differential prices between Mt. Belvieu and Conway.

Mt. Belvieu — Conway Basis(1)

(1)	Average NGL prices are calculated based on our Oklahoma segment weighted-average product mix for the period indicated.

Pricing Trends in the Rocky Mountains.  After declining significantly in the first quarter of 2010, average Rocky Mountains natural gas prices declined in April but were relatively stable for the rest of the second quarter and showed some improvement in July and August. First-of-the-month prices for natural gas on the Colorado Interstate Gas (“CIG”) index were $4.07 per MMBtu for July and $3.77 per MMBtu for August.

The following graph and table summarize prices for natural gas on CIG, the primary index we use for the Rocky Mountains.

Rocky Mountains Natural Gas Prices(1)

(1)	Natural gas prices are first-of-the-month index prices.

	Quarterly Data for Rocky Mountains:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010
CIG ($/MMBtu)	$3.27	$2.36	$2.67	$3.96	$5.14	$3.61
Pipeline throughput (MMBtu/d)(1)	1,005,998	980,694	952,126	965,033	931,319	900,047
Segment gross margin (in thousands)(2)	$799	$711	$634	$1,110	$1,103	$1,148

(1)	Includes 100% of Bighorn and Fort Union.

(2)	Excludes results and volumes associated with our equity interests in Bighorn and Fort Union.

Second Quarter Drilling and Production Activity.

•	Drilling. We saw increased drilling activity in the second quarter, primarily from producers targeting the Woodford Shale behind our Mountains systems in Oklahoma and the north Barnett Shale Combo play behind our Saint Jo plant in Texas. Drilling activity has also increased significantly in the Eagle Ford Shale in Texas, where we continued to work to secure long-term supply contracts. Drilling activity remains low in the Rocky Mountains and in other areas of Texas and Oklahoma.

•	Volumes. Our overall service throughput volumes for the second quarter of 2010 declined compared to the same period in 2009, a continuing reflection of the lower drilling activity that prevailed in 2009.

In Texas, our volume decrease was primarily due to a third-party pipeline’s diversion of leaner, lower margin volumes away from our Houston Central plant. Our margins attributable to rich gas volumes in Texas continue to increase, which is consistent with our belief that, generally, rich gas drilling will show more consistent improvement under the current market conditions.

In Oklahoma, our volumes from rich gas areas were relatively flat, while volumes from the Woodford Shale, a lean gas area, increased. We believe that the lack of growth in Oklahoma rich gas drilling is attributable to

Conway NGL prices, which, due to lack of local demand and limited takeaway capacity, have not reached levels needed to provide producers with sufficient incentives to increase drilling. Based on our conversations with producers in the region, we believe that a significant amount of lean gas activity is supported by commodity hedging and by improved well completion technology, which allows producers to realize higher production for the same drilling costs. Additionally, producers may be drilling in order to maintain their leasehold interests or to recover costs they have already incurred.

Changes in drilling activity are reflected in our throughput volumes only gradually because of the time required to drill, complete and attach new wells (or if drilling is declining, because of continuing production from already-completed wells). Delays between drilling and production for completion and attachment of new wells can range from three months to as long as 18 months, depending on the processes required.

•	Outlook. Because commodity prices continue to show some volatility and improvements in drilling activity remain sporadic, it remains uncertain when producers will undertake sustained increases in drilling activity throughout the areas in which we operate. We expect that many producers of lean gas will wait to see sustained increases in natural gas prices before resuming significant drilling activity, although other factors such as commodity hedges, improved well completion technology or the need to maintain leasehold interests will also influence their decisions.

So long as NGL and crude prices generally remain strong relative to natural gas prices, we anticipate continued drilling growth in rich gas areas such as the Eagle Ford Shale and the Barnett Shale Combo play. Although the Woodford Shale has been an exception, we anticipate continued lower levels of drilling activity in most areas that produce lean gas, for example the Powder River Basin, until natural gas prices increase.

Other Industry Trends.  NGL transportation and fractionation facilities continue to experience capacity constraints, which generally results in higher NGL transportation and fractionation costs for parties that do not have contractually fixed costs. In April 2010, we started our fractionator at the Houston Central plant, which we believe will allow us to benefit from NGL transportation and fractionation demand rather than operating subject to capacity constraints and higher NGL transportation and fractionation costs. If NGL transportation and fractionation capacity remains constrained, these higher costs could limit the benefits some producers receive from NGL production, which eventually could affect the level of drilling activity. In the second quarter, we also saw rising transportation costs for iso-butane and natural gasoline in Texas. We believe that if this trend continues, prices for these products at Mt. Belvieu could decline as a result.

Factors Affecting Operating Results and Financial Condition

Our results for the first six months of 2010 reflect the continued effects on our volumes of limited drilling that followed 2009’s weaker pricing environment, and the interruption of operations at our Houston Central plant to perform maintenance, complete the connection for ethane and propane lines and to prepare for the start-up of our fractionator. Our results also are beginning to reflect the offsetting effect of rich gas drilling that has followed improvement in NGL prices. Relatively strong NGL prices in Oklahoma and Texas combined with lower natural gas prices in Texas during the first and second quarters of 2010 have continued to benefit our processing margins. Our combined operating segment gross margins increased 39% compared to the first and second quarters of 2009. Our results for the second quarter also benefited from our fractionation operations at the Houston Central plant, which began in April, and significant volume growth at our Saint Jo plant.

Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. For much of 2009, cash settlements from our commodity hedge portfolio helped to offset the decline in operating revenues attributable to lower commodity prices. For the first and second quarters of 2010, improvements in commodity prices have increased our operating segment cash flow and reduced our cash flow from commodity hedge settlements. For the first and second quarters of 2010, we received $16.5 million in net cash settlements from our commodity hedge portfolio, compared to $45.9 million for the first and second quarters of 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Reconciliation of total segment gross margin to operating (loss) income:
Operating (loss) income	$(7,691)	$18,033	$6,221	$34,004
Add: Operations and maintenance expenses	13,230	12,890	25,333	25,562
Depreciation and amortization	15,583	13,389	30,784	26,494
General and administrative expenses	10,900	9,321	21,442	20,046
Taxes other than income	1,181	727	2,343	1,513
Equity in loss (earnings) from unconsolidated affiliates	23,632	(2,099)	21,837	(3,583)

Total segment gross margin	$56,835	$52,261	$107,960	$104,036

Reconciliation of EBITDA and adjusted EBITDA to net (loss) income:
Net (loss) income	$(21,111)	$6,038	$(22,371)	$11,943
Add: Depreciation and amortization(1)	15,583	13,835	30,784	27,000
Interest and other financing costs	13,351	12,001	28,296	26,449
Provision for income taxes	106	571	340	735

EBITDA	7,929	32,445	37,049	66,127
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	29,645	4,785	34,290	9,603
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,603	1,776	3,140	3,333
Copano’s share of interest and other financing costs incurred by our equity method investments	494	(30)	865	478

Adjusted EBITDA	$39,671	$38,976	$75,344	$79,541

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$36,250	$44,230	$65,414	$79,628
Add: Cash paid for interest and other financing costs	12,455	11,106	26,505	24,284
Equity in (loss) earnings from unconsolidated affiliates	(23,632)	2,099	(21,837)	3,583
Distributions from unconsolidated affiliates	(5,228)	(6,068)	(10,993)	(11,439)
Risk management activities	(5,405)	(9,291)	(6,002)	(18,479)
Changes in working capital and other	(6,511)	(9,631)	(16,038)	(11,450)

EBITDA	7,929	32,445	37,049	66,127
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	29,645	4,785	34,290	9,603
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,603	1,776	3,140	3,333
Copano’s share of interest and other financing costs incurred by our equity method investments	494	(30)	865	478

Adjusted EBITDA	$39,671	$38,976	$75,344	$79,541

Reconciliation of net (loss) income to total distributable cash flow:
Net (loss) income	$(21,111)	$6,038	$(22,371)	$11,943
Add: Depreciation and amortization(1)	15,583	13,835	30,784	27,000
Amortization of commodity derivative options	8,070	9,291	16,048	18,479
Amortization of debt issue costs	895	895	1,790	2,165
Equity-based compensation	2,686	2,296	5,401	4,255
Distributions from unconsolidated affiliates	6,254	7,296	12,991	14,227
Unrealized loss associated with line fill contributions and gas imbalances	756	361	2,338	527
Unrealized gain on derivative activity	(1,582)	(1,396)	(1,049)	(1,636)
Deferred taxes and other	(68)	325	(369)	672
Less: Equity in loss (earnings) from unconsolidated affiliates	23,632	(2,099)	21,837	(3,583)
Maintenance capital expenditures	(1,649)	(3,895)	(3,080)	(6,046)

Total distributable cash flow	$33,466	$32,947	$64,320	$68,003

(1)	Includes activity related to the discontinued operations of the crude oil pipeline and related assets discussed in Item 1, Note 13 to our unaudited consolidated financial statements.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) an imbalance monitoring and control system.

Our “standardized” processing margin is based on a fixed set of assumptions, with respect to NGL composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices, such as volumes, changes in NGL composition, recovery rates and variable contract terms. However, we believe this calculation is representative of the current operating commodity price environment of our Houston Central processing operations, and we use this calculation to track commodity price relationships. Our standardized processing margins averaged $0.557 and $0.345 per gallon during the three months ended June 30, 2010 and 2009, respectively. Our standardized processing margins averaged $0.566 and $0.263 per gallon during the six months ended June 30, 2010 and 2009, respectively. The average standardized processing margin for the period from January 1, 1989 through June 30, 2010 is $0.159 per gallon.

For a further discussion, please read Item 7 “— How We Manage Our Operations” under Item 7 of our 2009 10-K.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include plans for growth of our business, including our intended use of proceeds from our recent private placement of preferred equity, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	the volatility of prices and market demand for natural gas, crude oil and NGLs;

•	our ability to continue to connect new sources of natural gas supply;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas supplies;

•	our ability to retain key customers and contract with new customers;

•	our ability to access NGL fractionation and transportation capacity;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to meet in-service dates and cost expectations for construction projects;

•	our ability to successfully integrate any acquired asset or operations;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	force majeure situations such as the loss of a market or facility downtime;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Total segment gross margin(1)(2)	$56,835	$52,261	$107,960	$104,036
Operations and maintenance expenses(2)	13,230	12,890	25,333	25,562
Depreciation and amortization(2)	15,583	13,389	30,784	26,494
General and administrative expenses	10,900	9,321	21,442	20,046
Taxes other than income	1,181	727	2,343	1,513
Equity in loss (earnings) from unconsolidated affiliates(3)(4)(5)(6)	23,632	(2,099)	21,837	(3,583)

Operating (loss) income(2)(3)	(7,691)	18,033	6,221	34,004
Gain on retirement of unsecured debt	—	—	—	3,939
Interest and other financing costs, net	(13,314)	(11,994)	(28,252)	(26,396)
Provision for income taxes	(106)	(571)	(340)	(735)
Discontinued operations, net of tax	—	570	—	1,131

Net (loss) income	$(21,111)	$6,038	$(22,371)	$11,943

Total segment gross margin:
Oklahoma(2)	$21,821	$17,473	$46,096	$31,773
Texas	31,751	23,320	$58,916	$43,900
Rocky Mountains(7)	1,148	711	$2,251	$1,510

Segment gross margin(2)	54,720	41,504	107,263	77,183
Corporate and other(8)	2,115	10,757	697	26,853

Total segment gross margin(1)(2)	$56,835	$52,261	$107,960	$104,036

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(2)	$0.92	$0.72	$1.00	$0.65
Texas:
Service throughput ($/MMBtu)	$0.62	$0.41	$0.57	$0.38

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Volumes:
Oklahoma:(9)
Service throughput (MMBtu/d)(10)	259,972	267,576	254,386	269,389
Plant inlet volumes (MMBtu/d)	156,204	166,846	154,208	163,532
NGLs produced (Bbls/d)	16,653	15,981	15,994	15,647
Texas:(11)
Service throughput (MMBtu/d)(10)	559,876	630,674	571,358	637,565
Pipeline throughput (MMBtu/d)	327,839	290,005	322,423	296,932
Plant inlet volumes (MMBtu/d)	469,019	559,597	463,158	558,900
NGLs produced (Bbls/d)	18,382	18,425	16,869	17,667
Capital Expenditures:
Maintenance capital expenditures	$1,649	$3,895	$3,080	$6,046
Expansion capital expenditures	51,536	14,301	71,942	24,836

Total capital expenditures	$53,185	$18,196	$75,022	$30,882

Operations and maintenance expenses:
Oklahoma(2)	$5,670	$5,608	$11,103	$11,224
Texas	7,497	7,280	14,066	14,334
Rocky Mountains	63	2	164	4

Total operations and maintenance expenses(2)	$13,230	$12,890	25,333	25,562

(1)	Total segment gross margin is a non-GAAP financial measure. See “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Excludes results attributable to our crude oil pipeline and related assets for the three and six months ended June 30, 2009, which are classified as discontinued operations, as discussed in Note 13, “Discontinued Operations,” in our unaudited consolidated financial statements included in Item 1 of this report.

(3)	During the three months ended June 30, 2010, Copano recorded a $25 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the CIG forward price curve.

(4)	Includes results and volumes associated with our interests in Bighorn and Fort Union. Combined volumes gathered by Bighorn and Fort Union were 900,047 MMBtu/d and 980,694 MMBtu/d for the three months ended June 30, 2010 and 2009, respectively. Combined volumes gathered by Bighorn and Fort Union were 915,596 MMBtu/d and 993,275 MMBtu/d for the six months ended June 30, 2010 and 2009, respectively.

(5)	Includes results and volumes associated with our interest in Southern Dome. For the three months ended June 30, 2010, plant inlet volumes for Southern Dome averaged 12,689 MMBtu/d and NGLs produced averaged 456 Bbls/d. For the three months ended June 30, 2009, plant inlet volumes for Southern Dome averaged 15,412 MMBtu/d and NGLs produced averaged 578 Bbls/d. For the six months ended June 30, 2010, plant inlet volumes for Southern Dome averaged 13,406 MMBtu/d and NGLs produced averaged 477 Bbls/d. For the six months ended June 30, 2009, plant inlet volumes for Southern Dome averaged 13,023 MMBtu/d and NGLs produced averaged 473 Bbls/d.

(6)	Includes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval, net of intercompany volumes, were 54,747 MMBtu/d and 84,452 MMBtu/d for the three months ended June 30, 2010 and 2009, respectively. Gross volumes transported by Webb Duval, net of intercompany volumes, were 57,405 MMBtu/d and 86,584 MMBtu/d for the six months ended June 30, 2010 and 2009, respectively.

(7)	Rocky Mountains segment gross margin includes results from producer services, including volumes purchased for resale, volumes gathered under firm capacity gathering agreements with Fort Union, volumes transported using our firm capacity agreements with WIC and compressor rental services provided to Bighorn. Excludes results and volumes associated with our interest in Bighorn and Fort Union.

(8)	Corporate and other includes results attributable to our commodity risk management activities.

(9)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. For the three months ended June 30, 2010, plant inlet volumes averaged 119,030 MMBtu/d and NGLs produced averaged 13,289 Bbls/d for plants owned by the Oklahoma segment. For the three months ended June 30, 2009, plant inlet volumes averaged 128,390 MMBtu/d and NGLs produced averaged 12,956 Bbls/d for plants owned by the Oklahoma segment. For the six months ended June 30, 2010, plant inlet volumes averaged 118,320 MMBtu/d and NGLs produced averaged 12,881 Bbls/d for plants owned by the Oklahoma segment. For the six months ended June 30, 2009, plant inlet volumes averaged 125,661 MMBtu/d and NGLs produced averaged 12,747 Bbls/d for plants owned by the Oklahoma segment. Excludes volumes associated with our interest in Southern Dome.

(10)	“Service throughput” means the volume of natural gas delivered to our wholly owned processing plants by third-party pipelines plus our “pipeline throughput,” which is the volume of natural gas transported or gathered through our pipelines.

(11)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 461,880 MMBtu/d and NGLs produced averaged 17,864 Bbls/d for the three months ended June 30, 2010 for plants owned by the Texas segment. Plant inlet volumes averaged 539,946 MMBtu/d and NGLs produced averaged 16,759 Bbls/d for the three months ended June 30, 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 456,180 MMBtu/d and NGLs produced averaged 16,366 Bbls/d for the six months ended June 30, 2010 for plants owned by the Texas segment. Plant inlet volumes averaged 537,528 MMBtu/d and NGLs produced averaged 15,920 Bbls/d for the six months ended June 30, 2009 for plants owned by the Texas segment. Excludes volumes associated with our interest in Webb Duval.

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Net loss totaled $21.1 million, or $0.32 per unit on a diluted basis, for the three months ended June 30, 2010 compared to net income of $6.0 million, or $0.10 per unit on a diluted basis, for the three months ended June 30, 2009. The drivers of this $27.1 million decrease primarily included:

•	a $25.8 million decrease in equity in earnings of unconsolidated affiliates due to a $25.0 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the CIG forward price curve;

•	a $2.2 million decrease in earnings due to additional depreciation and amortization expenses primarily for expanded operations in Texas;

•	a $2.4 million increase in general and administrative expenses ($1.6 million), property and other taxes ($0.5 million) and operations and maintenance expenses ($0.3 million);

•	a $1.3 million increase in interest and other financing costs primarily related to (i) an unrealized gain on interest rate swaps for 2010 of $0.9 million compared to a $2.1 million gain in 2009 and (ii) an increase of $0.1 million in interest expense related to our revolving credit facility;

offset by:

•	a $4.6 million increase in total segment gross margin consisting of a $13.2 million increase in combined operating segment gross margins, primarily reflecting average NGL price increases of 42% on the Conway index and 43% on the Mt. Belvieu index, offset in part by lower overall service throughput volumes and a decrease of $8.6 million from Copano’s commodity risk management activities.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $21.8 million for the three months ended June 30, 2010 compared to $17.5 million for the three months ended June 30, 2009, an increase of $4.3 million, or 25%. The increase in segment gross margin resulted primarily from period-over-period increases in average natural gas and NGL prices of 43% and 42%, respectively. The Oklahoma segment gross margin per unit of service throughput increased $.20 per MMBtu to $0.92 per MMBtu for the three months ended June 30, 2010 compared to $0.72 per MMBtu for the three months ended June 30, 2009. The increase in segment gross margin was partially offset by decreases in service throughput and plant inlet volumes of 3% and 6%, respectively, however NGLs produced increased 4%. Please read “— Trends and Uncertainties — Market and Industry Trends.” The Oklahoma segment included our crude oil pipeline activities through September 30, 2009. The segment gross margin results above exclude $1.2 million related to our crude oil pipeline activities for the three months ended June 30, 2009. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.”

Texas Segment Gross Margin.  Texas segment gross margin was $31.8 million for the three months ended June 30, 2010 compared to $23.3 million for the three months ended June 30, 2009, an increase of $8.4 million, or

36%. The Texas segment gross margin per unit of service throughput increased $0.21 per MMBtu to $0.62 per MMBtu for the three months ended June 30, 2010 compared to $0.41 per MMBtu for the three months ended June 30, 2009, primarily reflecting higher average NGL prices, which increased 43% period-over-period. The increase in segment gross margin was offset by an 11% decline in service throughput for the three months ended June 30, 2010 and higher average natural gas prices, which increased 17% compared to the three months ended June 30, 2009. The Texas segment gathered an average of 327,839 MMBtu/d of natural gas, processed an average of 469,019 MMBtu/d of natural gas at its plants and third-party plants and produced an average of 18,382 Bbls/d of NGLs at its plants and third-party plants during the second quarter of 2010, representing an increase of 13% in volumes gathered, a decrease of 16% in volumes processed and flat NGL production as compared to the second quarter of 2009. For the three months ended June 30, 2010, plant inlet volumes at our Saint Jo plant increased 268% compared to the three months ended June 30, 2009. For the three months ended June 30, 2010, volumes originating from the Texas segment and delivered to the Houston Central plant decreased 6% from the three months ended June 30, 2009. Natural gas delivered to the Houston Central plant and originating from sources other than the Texas segment decreased 29% from the second quarter of 2009 primarily as a result of a third party pipeline diverting volumes away from the Houston Central plant. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.” We started the fractionator at our Houston Central plant in late April 2010, which reduced our third party fractionation costs and enabled us to begin charging fractionation fees to producers. The net impact of starting our fractionator to our gross margin was approximately an additional $1 million.

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $1.1 million for the three months ended June 30, 2010 compared to $0.7 million for the three months ended June 30, 2009, an increase of $0.4 million, or 57%. This increase is primarily the result of a $0.3 million increase in compressor rental income from Bighorn.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was $2.1 million for the three months ended June 30, 2010 compared to $10.8 million for the three months ended June 30, 2009, a decrease of $8.7 million. The gain for the three months ended June 30, 2010 includes $9.5 million of net cash settlements received on expired commodity derivative instruments and $0.7 million of unrealized gain on our commodity derivative instruments offset by $8.1 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The gain for the three months ended June 30, 2009 includes $20.8 million of net cash settlements received on expired commodity derivative instruments offset by $9.3 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $0.7 million of unrealized mark-to-market losses on our commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $13.2 million for the three months ended June 30, 2010 compared to $12.9 million for the three months ended June 30, 2009. The 2% increase is attributable primarily to our Texas segment and was due to increased costs for chemicals and utilities partially offset by a reduction in the rental costs of compressors.

Depreciation and, Amortization.  Depreciation and amortization totaled $15.6 million for the three months ended June 30, 2010 compared with $13.4 million for the three months ended June 30, 2009, an increase of 16%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to June 30, 2009, including expenditures relating to the completion of our Saint Jo plant and retirement of certain assets in Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $10.9 million for the three months ended June 30, 2010 compared to $9.3 million for the three months ended June 30, 2009. The 17% increase consists primarily of (i) a $1.0 million increase in personnel, compensation and benefits costs, (ii) an increase in legal and accounting fees of $0.4 million (iii) an increase of $0.2 million in non-cash compensation expense related to amortization of the fair value of restricted units, phantom units, unit options and unit appreciation rights issued under our LTIP, (iv) an increase in costs of preparing and processing tax K-1s to unitholders of $0.1 million, and was offset by a $0.1 million reduction in expenses associated with acquisition initiatives.

Interest and Other Financing Costs.  Interest and other financing costs totaled $13.3 million for the three months ended June 30, 2010 compared to $12.0 million for the three months ended June 30, 2009, an increase of $1.3 million, or 11%. Interest expense related to our revolving credit facility totaled $1.8 million (including net settlements paid under our interest rate swaps of $1.5 million and net of $0.8 million of capitalized interest) and $1.6 million (including net settlements paid under our interest rate swaps of $1.3 million and net of $1.2 million of capitalized interest) for the three months ended June 30, 2010 and 2009, respectively. Interest and other financing costs for the three months ended June 30, 2010 includes unrealized mark-to-market gains of $0.9 million on undesignated interest rate swaps compared to unrealized mark-to-market gains of $2.1 million for the same period in 2009. Amortization of debt issue costs totaled $0.9 million for each of the three months ended June 30, 2010 and 2009. Average borrowings under our credit arrangements for the three months ended June 30, 2010 and 2009 were $731.4 million and $852.2 million with average interest rates of 8.1% and 7.1%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Net loss totaled $22.4 million, or $0.36 per unit on a diluted basis for the six months ended June 30, 2010 compared to net income of $11.9 million, or $0.21 per unit on a diluted basis for the six months ended June 30, 2009. The drivers of this $34.3 million decrease primarily included:

•	a $25.4 million decrease in equity in earnings of unconsolidated affiliates as a result of a $25 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the CIG forward price curve;

•	a $3.9 million decrease in earnings related to the gain on the retirement of debt in 2009;

•	$4.3 million of additional depreciation and amortization expenses primarily related to expanded operations in Texas;

•	a $2.0 million increase in general and administrative expenses and property and other taxes;

•	a $0.8 million decrease in discontinued operations and taxes;

•	a $1.8 million increase in interest and other financing costs primarily related to (i) an unrealized gain on interest rate swaps for 2010 of $0.8 million compared to a $2.2 million gain in 2009 and (ii) a decrease of capitalized interest of $1.0 million, offset in part by a decrease of interest expense ($0.2 million) and amortization of debt issuance costs ($0.4 million) related to Copano’s senior unsecured notes;

offset by:

•	a $3.9 million increase in total segment gross margin consisting of a $30.1 million increase in combined operating segment gross margins, primarily reflecting average NGL price increases of 62% on the Conway index and 61% on the Mt. Belvieu index, offset in part by lower overall service throughput volumes and a decrease of $26.2 million from Copano’s commodity risk management activities.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $46.1 million for the six months ended June 30, 2010 compared to $31.8 million for the six months ended June 30, 2009, an increase of $14.3 million, or 45%. The increase in segment gross margin resulted primarily from period-over-period increases in average natural gas and NGL prices of 49% and 62%, respectively. The Oklahoma segment gross margin per unit of service throughput increased $0.35 per MMBtu to $1.00 per MMBtu for the six months ended June 30, 2010 compared to $0.65 per MMBtu for the six months ended June 30, 2009. The increase in segment gross margin was partially offset by decreases in service throughput and plant inlet volumes of 6% and 6%, respectively, however NGLs produced increased 2%. Please read “— Trends and Uncertainties — Market and Industry Trends.” The Oklahoma segment included our crude oil pipeline activities through September 30, 2009. The segment gross margin results above exclude $1.9 million related to those activities for the six months ended June 30, 2009. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.”

Texas Segment Gross Margin.  Texas segment gross margin was $58.9 million for the six months ended June 30, 2010 compared to $43.9 million for the six months ended June 30, 2009, an increase of $15 million, or 34%. Texas segment gross margin per unit of service throughput increased $0.19 per MMBtu to $0.57 per MMBtu for the six months ended June 30, 2010 compared to $0.38 per MMBtu for the six months ended June 30, 2009, primarily reflecting higher average NGL prices, which increased 61% period-over-period. The increase in segment gross margin was offset by a 10% decline in service throughput for the six months ended June 30, 2010 and higher average natural gas prices, which increased 23% compared to the six months ended June 30, 2009. The Texas segment gathered an average of 322,423 MMBtu/d of natural gas, processed an average of 463,158 MMBtu/d of natural gas at its plants and third-party plants and produced an average of 16,869 Bbls/d of NGLs at its plants and third-party plants during the six months ended June 30, 2010, representing an increase of 9% in volumes gathered and decreases of 17% in volumes processed and 5% in NGLs produced as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010, plant inlet volumes at our Saint Jo plant increased 194% from the six months ended June 30, 2009. The decrease in NGL production was primarily the result of decreased volumes delivered to our Houston Central plant due in part to shutting down the plant for six days to perform maintenance, complete the connection for ethane and propane lines and prepare for the start-up of our fractionation facilities. We started the fractionator at our Houston Central plant in late April 2010, which reduced our third party fractionation costs. Additionally, we began charging fractionation fees to producers. The net impact of starting our fractionator on our gross margin was approximately an additional $1 million. For the six months ended June 30, 2010, volumes originating from the Texas segment and delivered to the Houston Central plant decreased 10% from the six months ended June 30, 2009. Natural gas delivered to the Houston Central plant and originating from sources other than the Texas segment decreased 26% from the second quarter of 2009 primarily as a result of a third party pipeline diverting volumes away from the Houston Central plant. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $2.3 million for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009, an increase of $0.8 million, or 53%. This increase is primarily the result of a $0.8 million increase in compressor rental income from Bighorn, which began during the second quarter of 2009.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was a gain of $0.7 million for the six months ended June 30, 2010 compared to a gain of $26.9 million for the six months ended June 30, 2009, a decrease of $26.2 million. The gain for the six months ended June 30, 2010 includes $16.5 million of net cash settlements received on expired commodity derivative instruments and $0.2 million of unrealized gain on our commodity derivative instruments offset by $16.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The gain for the six months ended June 30, 2009 includes $45.9 million of net cash settlements received on expired commodity derivative instruments, offset by $18.5 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and a $0.5 million of unrealized mark-to-market loss on our commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $25.3 million for the six months ended June 30, 2010 compared to $25.6 million for the six months ended June 30, 2009. The 1% decrease is attributable to a decrease of $0.3 million in our Texas segment due to the completion of the Saint Jo plant and subsequent return of the rental plant used during the construction of the owned plant.

Depreciation and Amortization.  Depreciation and amortization totaled $30.8 million for the six months ended June 30, 2010 compared with $26.5 million for the six months ended June 30, 2009, an increase of 16%. This increase relates primarily to additional depreciation and amortization recognized due to capital expenditures made subsequent to June 30, 2009, including expenditures relating to the completion of our Saint Jo plant and retirement of certain assets in Oklahoma.

General and Administrative Expenses.  General and administrative expenses totaled $21.4 million for the six months ended June 30, 2010 compared to $20.0 million for the six months ended June 30, 2009. The 7% increase consists primarily of an increase of (i) a $1.6 million increase in personnel, compensation and benefits costs, (ii) an increase in legal and accounting fees of $0.6 million, (iii) an increase of $0.2 million non-cash compensation expense related to amortization of the fair value of restricted units, phantom units, unit options and unit appreciation rights issued under our LTIP, (iv) an increase in costs of preparing and processing tax K-1s to unitholders of $0.1 million, offset by $0.9 million reduction in expenses associated with acquisition initiatives and (ii) a reduction of $0.2 million in gains on the sale of certain assets.

Interest and Other Financing Costs.  Interest and other financing costs totaled $28.3 million for the six months ended June 30, 2010 compared to $26.4 million for the six months ended June 30, 2009, an increase of $1.9 million, or 7%. Interest expense related to our revolving credit facility totaled $4.2 million (including net settlements paid under our interest rate swaps of $3.0 million and net of $1.3 million of capitalized interest) and $3.1 million (including net settlements paid under our interest rate swaps of $2.4 million and net of $2.3 million of capitalized interest) for the six months ended June 30, 2010 and 2009, respectively. Interest and other financing costs for the six months ended June 30, 2010 includes unrealized mark-to-market gains of $0.8 million on undesignated interest rate swaps compared to unrealized mark-to-market gains of $2.2 million for the same period in 2009. Interest expense on our senior unsecured notes decreased to $23.1 million for the six months ended June 30, 2010 from $23.3 million for the six months ended June 30, 2009, primarily related to interest savings as a result of retiring $18.2 million of our 7.75% senior unsecured notes due 2018 during the six months ended June 30, 2009. Amortization of debt issue costs totaled $1.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively. Average borrowings under our credit arrangements for the six months ended June 30, 2010 and 2009 were $777.1 million and $845.2 million with average interest rates of 7.7% and 7.2%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

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

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$65,414	$79,628
Net cash used in investing activities	(59,120)	(41,899)
Net cash provided by (used in) financing activities	5,816	(26,730)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $65.4 million for the six months ended June 30, 2010 compared to $79.6 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities of $14.2 million was attributable to the following changes:

•	risk management activities used an additional $12.5 million of cash flow for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily because we purchased commodity derivative instruments at a total cost of $10.8 million during the six months ended June 30, 2010, whereas in the six months ended June 30, 2009, we did not purchase commodity derivative instruments;

•	a $0.4 million decrease in cash distributions received from certain of our unconsolidated affiliates (Bighorn, Fort Union and Webb Duval) in the six months ended June 30, 2010 compared to the six months ended June 30, 2009;

•	a $1.4 million decrease in operating activities for the six months ended June 30, 2010 compared with the same period in 2009; and

partially offset by:

•	a $0.1 million decrease in interest payments for the six months ended June 30, 2010 compared to the same period in 2009 as a result of lower average borrowings.

Investing Cash Flows.  Net cash used in investing activities was $59.1 million and $41.9 million for the six months ended June 30, 2010 and 2009, respectively. Investing activities for the six months ended June 30, 2010 included (i) $60.4 million of capital expenditures related to the construction of the gathering lines upstream of our Saint Jo plant, rights-of-way acquisition and construction of the Dewitt-Karnes pipeline header in south Texas, as well as constructing well interconnects to attach volumes in new areas, and (ii) $1.5 million of investments in Bighorn and Fort Union offset by (i) $2.0 million of distributions from Bighorn and Southern Dome in excess of equity earnings and (ii) other investing activities of $0.8 million. Investing activities for the second quarter of 2009 included (i) $40.9 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $2.8 million of investment in Bighorn and (iii) other investing activities of $1.0 million, offset by $2.8 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings.

Financing Cash Flows.  Net cash provided by financing activities totaled $5.8 million during the six months ended June 30, 2010 and included (i) net proceeds from our public offering of common units in 2010 (including units issued upon the underwriters’ exercise of their option to purchase additional units) of $164.3 million and (ii) proceeds from the exercise of unit options of $1.0 million offset by (i) net repayments under our revolving credit facility of $90 million and (ii) distributions to our unitholders of $69.4 million. Net cash used in financing activities totaled $26.7 million during the six months ended June 30, 2009 and included (i) borrowings under our revolving credit facility of $50.0 million and (ii) proceeds from the exercise of unit options of $0.1 million, offset by (i) $14.3 million to retire a portion of our 7.75% senior unsecured notes due 2018 and (ii) distributions to our unitholders of $62.5 million.

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

For additional discussion, please read “— Our Long-Term Growth Strategy” under Item 7 of our 2009 10-K.

Effects of Recent Economic Changes; Outlook.  Commodity prices during 2009 led to a decline in drilling activity, and in turn a decline in the volumes of natural gas we gathered and processed in 2009 and into 2010. Although commodity prices and financial market conditions have continued to recover, improvements in drilling activity remain sporadic. It remains unclear when producers will undertake sustained increases in lean gas drilling activity throughout the areas in which we operate. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

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

We believe that through our cash from operations, cash on hand and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans or assumptions change, are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions and organic expansion have been, and our management believes will continue to be, key elements of our business strategy. In addition, we continue to consider opportunities for strategic greenfield projects. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt or equity issuances, or both. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets, and other financial and business factors, many of which are beyond our control.

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

During the six months ended June 30, 2010, our capital expenditures totaled $75.0 million, consisting of $3.1 million of maintenance capital and $71.9 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our revolving credit facility. Expansion capital expenditures were related to the construction and gathering lines upstream of our Saint Jo plant, rights-of-way acquisition, construction of the Dewitt-Karnes pipeline header in south Texas, start up of our fractionator at the Houston Central plant, completion of the Burbank plant in Oklahoma, as well as constructing well interconnects to attach volumes in new areas. Based on our current scope of operations, we anticipate incurring approximately $10 million to $12 million of maintenance capital expenditures over the next 12 months. We anticipate incurring approximately an additional $135 million in expansion capital expenditures in 2010 and 2011 enhancing the capabilities and capacities of our current asset base. We anticipate making approximately $75 million in cash contributions to Eagle Ford Gathering related to construction of the gathering system and to our Rocky Mountains equity investments.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$38,295	$153,179

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan (“LTIP”). Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of August 2, 2010, we had 72,264 outstanding restricted units and 918,313 outstanding phantom units.

Our Indebtedness

As of June 30, 2010 and December 31, 2009, our aggregate outstanding indebtedness totaled $762.2 million and $852.2 million, respectively, and we were in compliance with our financial debt covenants under our revolving credit facility and our incurrence covenants under the indentures of our senior notes.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family rating of Ba3 with a negative outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-3. Standard &

Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of June 30, 2010, we had $180 million of outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent.

Our revolving credit facility matures on October 18, 2012 and includes 28 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of June 30, 2010 and December 30, 2009, we had no letters of credit outstanding. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

At June 30, 2010, our ratio of total debt to EBITDA was 3.96x, and our ratio of EBITDA to interest expense was 3.45x. Based on our ratio of total debt to EBITDA at June 30, 2010, we have approximately $202 million of available borrowing capacity under the revolving credit facility before we reach the maximum total debt to EBITDA ratio of 5.0 to 1.0.

If an event of default exists under the revolving credit facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the revolving credit facility.

Senior Unsecured Notes.  The indentures governing our senior unsecured notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the senior unsecured notes indentures) is at least 1.75x. At June 30, 2010, our ratio of EBITDA to fixed charges was 3.24x.

For additional details on the revolving credit facility and Senior Notes, please read Note 5 “Long-Term Debt,” to our unaudited consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2010.

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

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of: (i) processing or conditioning at our processing plants or third-party processing plants, (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and (iii) the cost of third-party transportation and fractionation services. The following discussion describes our commodity price risks as of June 30, 2010. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly.

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

While we have increasingly focused on obtaining fee-based arrangements, a significant portion of the gas processed by the Texas segment through our Houston Central plant is still processed under keep-whole with fee arrangements. Under these arrangements, increases in NGL prices or decreases in natural gas prices generally have a positive impact on our processing gross margins and, conversely, a reduction in NGL prices or increases in natural gas prices generally negatively impact our processing gross margins. However, the ability of our Houston Central plant to operate in a conditioning mode provides an operational hedge that allows us to reduce our Texas processing operations’ commodity price exposure. In conditioning mode, increases in natural gas prices have a positive impact on our margins.

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

Basis risk is the risk that the value of a hedge may not move in tandem with the value of the actual price exposure that is being hedged. Any disparity in terms, such as product, time or location, between the hedge and the underlying exposure creates the potential for basis risk. Our long position in natural gas in Oklahoma can serve as a hedge against our short position in natural gas in Texas. To the extent we rely on natural gas from our Oklahoma segment, which is priced primarily on the CenterPoint East index, to offset a short position in natural gas in our

Texas segment, which is priced on the Houston Ship Channel index, we are subject to basis risk. In addition, we are subject to basis risk to the extent we hedge Oklahoma NGL volumes because, due to the limited liquidity in the forward market for Conway-based hedge instruments, we use Mt. Belvieu-priced hedge instruments for our Oklahoma NGL volumes. The CenterPoint East and Houston Ship Channel indices and the Mt. Belvieu and Conway indices historically have been highly correlated; however, these indices displayed greater variability beginning in late 2008 and for much of 2009. These basis differences returned to a correlation more consistent with their historical pattern in late 2009, but through August 2, 2010, the difference between Mt. Belvieu and Conway had widened to $5.25 per barrel. To mitigate basis risk affecting our natural gas positions in Oklahoma and Texas, we entered into basis swaps on the CenterPoint East index and the Houston Ship Channel indices for 2010. For additional information, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of this report for tables summarizing our commodity hedge portfolio as of June 30, 2010.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.4 million to our total segment gross margin for the six months ended June 30, 2010. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would not materially change our total segment gross margin, and vice versa, for the six months ended June 30, 2010. These relationships are not necessarily linear. As actual prices have fallen below the strike prices of our hedges in the first and second quarters of 2010, sensitivity to further changes in commodity prices have been reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin.

Our Hedge Portfolio

Commodity Hedges.  As of June 30, 2010, our commodity hedge portfolio totaled a net asset of $58.4 million, which consists of assets aggregating $59.6 million and liabilities aggregating $1.2 million. For additional information, please read “— Recent Developments” in Item 2 of this report and Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of this report for tables summarizing our commodity hedge portfolio as of June 30, 2010.

Interest Rate Swaps.  As of June 30, 2010, the fair value of our interest rate swaps liability totaled $7.9 million. For additional information on our interest rate swaps, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of the report.

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the six months ended June 30, 2010, DCP Midstream (18%), ONEOK Energy Services, L.P. (19%), ONEOK Hydrocarbons, L.P. (19%), Kinder Morgan (7%) and Enterprise Products Operating, L.P. (8%), collectively, accounted for approximately 71% of our revenue. As of June 30, 2010, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 22% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of June 30, 2010, Barclays Bank PLC (40%), Deutsche Bank AG (18%) Goldman Sachs (22%) and JP Morgan (11%) accounted for approximately 91% of the value of our net commodity hedging positions. As of June 30, 2010, all of these counterparties were rated A2 and A or better by

Moody’s Investors Service and Standard & Poor’s Ratings Services. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2010 at the reasonable assurance level. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2010 that has materially affected or is reasonably likely to materially affect such internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Please read Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this report which is incorporated in this item by reference.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in this item and under Item 1A, “Risk Factors,” in our 2009 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. These risks and uncertainties could materially adversely affect our business, financial condition and results of operations. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be materially adversely affected.

We rely on third-party pipelines and other facilities in providing service to our customers. If one or more of these pipelines or facilities were to become capacity-constrained or unavailable, our cash flows, results of operations and financial condition could be adversely affected.

Our ability to provide service to our customers depends in part on the availability of third-party pipelines and other facilities, and because we do not own or operate these pipelines and facilities, their continuing operation or availability is not within our control. For example, we rely on Kinder Morgan’s Laredo-to-Katy pipeline to transport natural gas from many of our Texas gathering systems to our Houston Central plant, and we rely on ONEOK Hydrocarbon to take delivery of NGLs from several of our Oklahoma processing plants. We also depend on other third-party processing plants, pipelines and other facilities to provide our customers with processing, delivery, fractionation or transportation options.

Like us, these third-party service providers are subject to risks inherent in the midstream business, including capacity constraints, natural disasters and operational, mechanical or other hazards. For example, we believe that NGL fractionation and transportation facilities on which we depend are subject to increasing capacity constraints. Also, some third-party pipelines have minimum gas quality specifications that at times may limit or eliminate our transportation options.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our midstream services.

On December 14, 2009, the U.S. EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHG,” present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted a number of regulations under the federal Clean Air Act to address GHG emissions. These include the following.

•	The EPA adopted regulations that limit emissions of GHGs from motor vehicles beginning with the 2012 model year.

•	On June 3, 2010, the EPA published a final rule that “tailors” the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed.

•	In April 2010, the EPA proposed to expand its GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities, including many of our facilities, would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any passage of legislation or adoption of implementing regulations that limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations and could adversely affect demand for our transportation, storage and other midstream services.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our fuels could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and companies, such as ours, that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and finance capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

We have agreed to file a registration statement on Form S-3 to cover sales by TPG of all common units issuable upon conversion of our outstanding preferred units and additional preferred units that we issue as in-kind quarterly distributions. If TPG or a successor to its registration rights were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number		Description

2.1		Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2		Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3		Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 21, 2010).
3.4		Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 22, 2010).
4.1		Indenture, dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.5		Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.7 above).
10	.1†	Amended and Restated Gas Processing Contract, effective as of June 1, 2010, between Copano Processing, L.P. and Kinder Morgan Texas Pipeline, L.P.
10.2		Form of Performance-Based Phantom Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2010).
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

Number		Description

32	.1*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2*	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101	.CAL*	XBRL Calculation Linkbase Document.
101	.DEF*	XBRL Definition Linkbase Document.
101	.INS*	XBRL Instance Document.
101	.LAB*	XBRL Labels Linkbase Document.
101	.PRE*	XBRL Presentation Linkbase Document.
101	.SCH*	XBRL Schema Document.

*	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on August 6, 2010.

Copano Energy, L.L.C.

By:	/s/ R. Bruce Northcutt
R. Bruce Northcutt
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carl A. Luna
Carl A. Luna
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)