Form 10-Q
period 2010-09-30
Copano Energy, L.L.C.
filed 2010-11-05
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

There were 65,755,914 common units of Copano Energy, L.L.C. outstanding at November 1, 2010. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
	Unaudited Consolidated Statement of Members’ Capital and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2010 and 2009	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	60

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 6.	Exhibits	63
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$101,781	$44,692
Accounts receivable, net	81,104	91,156
Risk management assets	19,438	36,615
Prepayments and other current assets	2,802	4,937

Total current assets	205,125	177,400

Property, plant and equipment, net	910,673	841,323
Intangible assets, net	183,893	190,376
Investments in unconsolidated affiliates	589,812	618,503
Escrow cash	1,859	1,858
Risk management assets	16,585	15,381
Other assets, net	19,198	22,571

Total assets	$1,927,145	$1,867,412

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$106,031	$111,021
Accrued interest	8,698	11,921
Accrued tax liability	696	672
Risk management liabilities	7,392	9,671
Other current liabilities	16,749	9,358

Total current liabilities	139,566	142,643

Long term debt (includes $567 and $628 bond premium as of September 30, 2010 and December 31, 2009, respectively)	582,757	852,818
Deferred tax provision	1,842	1,862
Risk management and other noncurrent liabilities	6,130	10,063
Commitments and contingencies (Note 9)
Members’ capital:
Series A convertible preferred units, no par value, 10,327,022 units and 0 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	292,781	—
Common units, no par value, 65,744,236 units and 54,670,029 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,159,400	879,504
Class D units, no par value, 0 and 3,245,817 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	112,454
Paid in capital	49,559	42,518
Accumulated deficit	(289,001)	(158,267)
Accumulated other comprehensive loss	(15,889)	(16,183)

	1,196,850	860,026

Total liabilities and members’ capital	$1,927,145	$1,867,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$87,524	$66,747	$292,559	$226,243
Natural gas liquids sales	118,999	99,098	353,119	271,392
Transportation, compression and processing fees	17,909	13,926	47,539	42,838
Condensate and other	13,272	9,760	41,204	30,319

Total revenue	237,704	189,531	734,421	570,792

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	174,461	129,617	551,939	395,114
Transportation(1)	5,340	6,484	16,619	18,211
Operations and maintenance	13,004	13,202	38,337	38,764
Depreciation and amortization	15,218	14,575	46,002	41,071
General and administrative	9,869	9,200	31,311	29,246
Taxes other than income	1,315	836	3,658	2,349
Equity in (earnings) loss from unconsolidated affiliates	(2,049)	(2,529)	19,788	(6,112)

Total costs and expenses	217,158	171,385	707,654	518,643

Operating income	20,546	18,146	26,767	52,149
Other income (expense):
Interest and other income	15	1,065	59	1,119
Gain on retirement of unsecured debt	—	—	—	3,939
Interest and other financing costs	(12,943)	(15,440)	(41,239)	(41,889)

Income (loss) before income taxes and discontinued operations	7,618	3,771	(14,413)	15,318
Provision for income taxes	(320)	(304)	(660)	(1,039)

Income (loss) from continuing operations	7,298	3,467	(15,073)	14,279
Discontinued operations, net of tax (Note 13)	—	262	—	1,393

Net income (loss)	7,298	3,729	(15,073)	15,672
Preferred unit distributions	(7,500)	—	(7,500)	—

Net (loss) income to common units	$(202)	$3,729	$(22,573)	$15,672

Basic net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$—	$0.06	$(0.36)	$0.26
Income per common unit from discontinued operations	—	0.01	—	0.03

Net (loss) income per common unit	$—	$0.07	$(0.36)	$0.29

Weighted average number of common units	65,658	54,565	63,193	54,313

Diluted net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$—	$0.06	$(0.36)	$0.25
Income per common unit from discontinued operations	—	—	—	0.02

Net (loss) income per common unit	$—	$0.06	$(0.36)	$0.27

Weighted average number of common units	65,658	58,036	63,193	57,953

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(15,073)	$15,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,002	41,628
Amortization of debt issue costs	2,773	3,060
Equity in loss (earnings) from unconsolidated affiliates	19,788	(6,112)
Distributions from unconsolidated affiliates	16,999	18,333
Gain on retirement of unsecured debt	—	(3,939)
Non-cash gain on risk management activities, net	(555)	(1,443)
Equity-based compensation	7,118	6,692
Deferred tax provision	(19)	538
Other non-cash items	(458)	202
Changes in assets and liabilities:
Accounts receivable	10,586	14,857
Prepayments and other current assets	2,135	1,196
Risk management activities	10,766	23,462
Accounts payable	(6,518)	(12,034)
Other current liabilities	945	(1,363)

Net cash provided by operating activities	94,489	100,749

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(101,265)	(51,540)
Additions to intangible assets	(2,259)	(1,756)
Acquisitions	—	(6,003)
Investments in unconsolidated affiliates	(11,186)	(3,240)
Distributions from unconsolidated affiliates	2,555	3,191
Proceeds from sale of assets	279	—
Other	280	(1,358)

Net cash used in investing activities	(111,596)	(60,706)

Cash Flows From Financing Activities:
Proceeds from long-term debt	80,000	50,000
Repayment of long-term debt	(350,000)	(10,000)
Retirement of unsecured debt	—	(14,286)
Deferred financing costs	(995)	—
Distributions to unitholders	(107,612)	(94,217)
Proceeds from issuance of Series A convertible preferred units, net of underwriting discounts and commissions of $8,935	291,065	—
Proceeds from public offering of common units, net of underwriting discounts and commissions of $7,223	164,786	—
Equity offering costs	(6,236)	—
Proceeds from option exercises	3,188	154

Net cash provided by (used in) financing activities	74,196	(68,349)

Net increase (decrease) in cash and cash equivalents	57,089	(28,306)
Cash and cash equivalents, beginning of year	44,692	63,684

Cash and cash equivalents, end of period	$101,781	$35,378

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred		Common		Class C		Class D			Accumulated	Accumulated		Total
	Number	Preferred	Number	Common	Number	Class C	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	(Loss) Income	Total	(Loss) Income
	(In thousands)

Balance, December 31, 2009	—	$—	54,670	$879,504	—	$—	3,246	$112,454	$42,518	$(158,267)	$(16,183)	$860,026	$—
Conversion of Class D Units into common units	—	—	3,246	112,454	—	—	(3,246)	(112,454)	—	—	—	—	—
In-kind distributions	—	7,500	—	—	—	—	—	—	—	(7,500)	—	—	—
Cash distributions to common unitholders	—	—	—	—	—	—	—	—	—	(108,161)	—	(108,161)	—
Issuance of units	10,327	300,000	7,446	172,008	—	—	—	—	—	—	—	472,008	—
Equity offering costs	—	(14,719)	—	(7,754)	—	—	—	—	—	—	—	(22,473)	—
Equity-based compensation	—	—	382	3,188	—	—	—	—	7,041	—	—	10,229	—
Net loss	—	—	—	—	—	—	—	—	—	(15,073)	—	(15,073)	(15,073)
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	(3,636)	(3,636)	(3,636)
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	3,930	3,930	3,930

Comprehensive loss													$(14,779)

Balance, September 30, 2010	10,327	$292,781	65,744	$1,159,400	—	$—	—	$—	$49,559	$(289,001)	$(15,889)	$1,196,850

	Series A Preferred		Common		Class C		Class D			Accumulated	Accumulated		Total
	Number	Preferred	Number	Common	Number	Class C	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
	(In thousands)

Balance, December 31, 2008	—	$—	53,965	$865,343	395	$13,497	3,246	$112,454	$33,734	$(54,696)	$67,626	$1,037,958	$—
Conversion of Class C Units into common units	—	—	395	13,497	(395)	(13,497)	—	—	—	—	—	—	—
Cash distributions to common unitholders	—	—	—	—	—	—	—	—	—	(94,876)	—	(94,876)	—
Equity-based compensation	—	—	241	154	—	—	—	—	7,434	—	—	7,588	—
Net income	—	—	—	—	—	—	—	—	—	15,672	—	15,672	15,672
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	(35,103)	(35,103)	(35,103)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(23,693)	(23,693)	(23,693)

Comprehensive loss													$(43,124)

Balance, September 30, 2009	—	$—	54,601	$878,994	—	$—	3,246	$112,454	$41,168	$(133,900)	$8,830	$907,546

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

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells and deliver these volumes to our processing plants, third-party processing plants, third-party pipelines, local distribution companies, power generation facilities and industrial consumers. Our processing plants take delivery of natural gas from our gathering systems as well as third-party pipelines. The natural gas is then treated as needed to remove contaminants and then conditioned or processed to extract mixed natural gas liquids (“NGLs”). After treating and processing or conditioning, we deliver the residue gas primarily to third-party pipelines through plant interconnects and sell the NGLs, in some cases after separating the NGLs into select component products, to third parties through our plant interconnects or our NGL pipelines. We refer to our operations (i) conducted through our subsidiaries operating in Oklahoma, including our crude oil pipeline which we sold in October 2009, collectively as our “Oklahoma” segment, (ii) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes include our assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in our unaudited consolidated financial statements.

Because we sold our crude oil pipeline operations in October 2009, the results related to these operations have been classified as “discontinued operations” on the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2009. Unless otherwise indicated, information about the statements of operations that is presented in the notes to unaudited consolidated financial statements relates only to our continuing operations. See Note 13 for additional details.

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

However, our management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, we evaluated subsequent events through the issuance date of the financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which updates Accounting Standards Codification (“ASC”) 820-10 to require new disclosure of amounts transferred in and out of Level 1 and Level 2 of the fair value hierarchy and presentation of a reconciliation of changes in fair value amounts in the Level 3 fair value hierarchy on a gross basis rather than a net basis. Additionally, ASU 2010-06 requires greater disaggregation of the assets and liabilities for which fair value measurements are presented and requires expanded disclosure of the valuation techniques and inputs used for Level 2 and Level 3 fair value measurements. We implemented ASU 2010-06 on January 1, 2010. See Note 11 for required additional disclosures.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Upon adoption of ASC 350-30, “Determination of the Useful Life of Intangible Assets” initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. Amortization expense was $2,792,000 and $2,867,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $8,354,000 and $8,374,000 for the nine months ended September 30, 2010 and 2009, respectively. Estimated aggregate amortization expense remaining for 2010 and each of the five succeeding fiscal years is approximately: 2010 — $2,799,000; 2011 — $11,167,000; 2012 — $11,101,000; 2013 — $10,927,000; 2014 — $10,764,000; and 2015 — $10,730,000.

Intangible assets consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Rights-of-way and easements, at cost	$117,927	$116,122
Less accumulated amortization for rights-of-way and easements	(21,890)	(18,204)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(23,698)	(19,330)
Customer relationships	4,864	4,864
Less accumulated amortization for customer relationships	(1,226)	(992)

Intangible assets, net	$183,893	$190,376

As of September 30, 2010 and 2009, the weighted average amortization period for all of our intangible assets was 19 years and 20 years, respectively. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 21 years, 18 years and 12 years, respectively, as of September 30, 2010. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 22 years, 19 years and 13 years, respectively, as of September 30, 2009.

Note 4 —	Investments in Unconsolidated Affiliates

We own a 62.5% equity investment in Webb/Duval Gatherers (“Webb Duval”), a Texas general partnership, a majority interest in Southern Dome, LLC (“Southern Dome”), a Delaware limited liability company, a 51% equity investment in Bighorn Gas Gathering, L.L.C. (“Bighorn”), a Delaware limited liability company, a 37.04% equity

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investments in Unconsolidated Affiliates (Continued)

investment in Fort Union Gas Gathering, L.L.C. (“Fort Union”), a Delaware limited liability company and a 50% equity investment in Eagle Ford Gathering LLC (“Eagle Ford”), a Delaware limited liability company.

We received total distributions from our investments in unconsolidated affiliates of $6,564,000 and $19,554,000 for the three and nine months ended September 30, 2010, respectively, and $7,296,000 and $21,524,000 for the three and nine months ended September 30, 2009, respectively. We made cash contributions to our unconsolidated affiliates of $9,648,000 and $11,186,000 for the three and nine months ended September 30, 2010, respectively, and $466,000 and $3,240,000 for the three and nine months ended September 30, 2009, respectively.

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s, or Eagle Ford’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. Fort Union can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash. As of September 30, 2010, Fort Union is in compliance with all financial covenants.

We evaluate the carrying value of our investments in unconsolidated subsidiaries when indicators of impairment are present. As of September 30, 2010, the carrying value of our investments in unconsolidated subsidiaries did not indicate an impairment was present. During the three months ended June 30, 2010, we recorded a $25 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve.

The summarized financial information for our significant equity investments is as follows:

	As of and for the Nine Months Ended September 30,
	2010		2009
	Bighorn	Fort Union	Bighorn	Fort Union
	($ in thousands)

Operating revenue	$23,793	$42,852	$27,885	$47,100
Operating expenses	(8,904)	(5,362)	(11,404)	(5,525)
Depreciation and amortization	(3,887)	(5,628)	(3,939)	(5,977)
Interest income (expense) and other	77	(3,520)	6	(2,965)

Net income (loss)	11,079	28,342	12,548	32,633
Ownership %	51%	37.04%	51%	37.04%

	5,650	10,498	6,399	12,087
Priority allocation of earnings and other	379	—	540	(286)
Copano’s share of management fees charged	213	66	495	63
Amortization of difference between the carried investment and the underlying equity in net assets and impairment	(33,899)	(4,817)	(9,586)	(4,817)

Equity in (loss) earnings from unconsolidated affiliates	$(27,657)	$5,747	$(2,152)	$7,047

Distributions	$8,423	$8,704	$8,344	$10,316

Current assets	$6,188	$14,424	$10,939	$12,048
Noncurrent assets	89,750	206,580	98,678	211,859
Current liabilities	(1,206)	(19,949)	(2,145)	(19,751)
Noncurrent liabilities	(257)	(78,190)	—	(91,654)

Net assets	$94,475	$122,865	$107,472	$112,502

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investments in Unconsolidated Affiliates (Continued)

The summarized financial information of our other unconsolidated investments is presented below in aggregate:

	As of and for the
	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Operating revenue	$24,112	$15,901
Operating expenses	(18,149)	(10,857)
Depreciation and amortization	(1,137)	(1,245)
Other expense, net	(2,021)	(2,286)

Net income	$2,805	$1,513

Current assets	$15,945	$3,709
Noncurrent assets	43,610	22,340
Current liabilities	(21,080)	(5,021)
Noncurrent liabilities	(61)	(58)

Net assets	$38,414	$20,970

Our share of the equity in earnings from unconsolidated affiliates and distributions related to our other equity investments above was $2,122,000 and $2,427,000, respectively, for the nine months ended September 30, 2010, and $1,217,000 and $2,864,000, respectively, for the nine months ended September 30, 2009.

Note 5 —	Long-Term Debt

	September 30,	December 31,
	2010	2009
	(In thousands)

Long-term debt:
Credit Facility	$—	$270,000
Senior Notes:
8.125% senior unsecured notes due 2016	332,665	332,665
Unamortized bond premium-senior notes due 2016	567	628
7.75% senior unsecured notes due 2018	249,525	249,525

Total Senior Notes	582,757	582,818

Total	$582,757	$852,818

Senior Secured Revolving Credit Facility

As a result of using proceeds from our issuance of preferred units discussed in Note 6, on September 30, 2010, we had no outstanding borrowings under our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent. The Credit Facility matures on October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50.0 million in standby letters of credit. As of September 30, 2010 and December 31, 2009, we had no letters of credit outstanding.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long-Term Debt (Continued)

The effective average interest rate on borrowings under the Credit Facility for the nine months ended September 30, 2010 and 2009 was 7.74% and 4.8%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods was 0.25%. Interest and other financing costs related to the Credit Facility totaled $4,709,000 and $6,245,000 for the nine months ended September 30, 2010 and 2009, respectively. Costs incurred in connection with the establishment of this Credit Facility are being amortized over its term, and as of September 30, 2010, the unamortized portion of debt issue costs totaled $5,272,000.

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

At September 30, 2010, our ratio of EBITDA to interest expense was 3.60x, and our ratio of total debt to EBITDA was 3.02x. Based on our current four-quarter EBITDA, as defined under the Credit Facility, we could borrow an additional $390 million before reaching our maximum total debt to EBITDA ratio of 5.0 to 1.0. If we failed to comply with the financial or other covenants under our Credit Facility or experienced a material adverse effect on our operations, business, properties, liabilities or financial or other condition, we would be unable to borrow under our Credit Facility, and could be in default after specified notice and cure periods. If an event of default exists under the Credit Facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the Credit Facility.

We are in compliance with the financial covenants under the Credit Facility as of September 30, 2010.

Senior Notes

8.125% Senior Notes Due 2016.  At September 30, 2010, the aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”) outstanding was $332,665,000.

Interest and other financing costs related to the 2016 Notes totaled $20,852,000 and $20,857,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs of issuing the 2016 Notes are being amortized over the term of the 2016 Notes and, as of September 30, 2010, the unamortized portion of debt issue costs totaled $4,633,000.

7.75% Senior Notes Due 2018.  At September 30, 2010, the aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) outstanding was $249,525,000.

Interest and other financing costs relating to the 2018 Notes totaled $14,912,000 and $15,463,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of September 30, 2010, the unamortized portion of debt issue costs totaled $4,171,000.

General.  The indentures governing our Senior Notes include an incurrence covenant which restricts our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. For the twelve months ended September 30, 2010, our ratio of EBITDA to fixed charges was 3.38x, which is in compliance with this incurrence covenant under the indentures governing our Senior Notes.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below.

	September 30, 2010						December 31, 2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$47,853	$—	$53,928	$—	$—	$101,781	$3,861	$—	$40,831	$—	$—	$44,692
Accounts receivable, net	4	—	81,100	—	—	81,104	29	—	91,127	—	—	91,156
Intercompany receivable	36,702	(1)	(36,701)	—	—	—	21,034	—	(21,034)	—	—	—
Risk management assets	—	—	19,438	—	—	19,438	—	—	36,615	—	—	36,615
Prepayments and other current assets	1,595	—	1,207	—	—	2,802	3,610	—	1,327	—	—	4,937
Discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Total current assets	86,154	(1)	118,972	—	—	205,125	28,534	—	148,866	—	—	177,400

Property, plant and equipment, net	66	—	910,607	—	—	910,673	96	—	841,227	—	—	841,323
Intangible assets, net	—	—	183,893	—	—	183,893	—	—	190,376	—	—	190,376
Investment in unconsolidated affiliates	—	—	589,812	589,812	(589,812)	589,812	—	—	618,503	618,503	(618,503)	618,503
Investment in consolidated subsidiaries	1,695,065	—	—	—	(1,695,065)	—	1,684,994	—	—	—	(1,684,994)	—
Escrow cash	—	—	1,859	—	—	1,859	—	—	1,858	—	—	1,858
Risk management assets	—	—	16,585	—	—	16,585	—	—	15,381	—	—	15,381
Other assets, net	14,077	—	5,121	—	—	19,198	15,854	—	6,717	—	—	22,571

Total assets	$1,795,362	$(1)	$1,826,849	$589,812	$(2,284,877)	$1,927,145	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$542	$—	$105,489	$—	$—	$106,031	$—	$—	$111,021	$—	$—	$111,021
Accrued interest	8,698	—	—	—	—	8,698	11,146	—	775	—	—	11,921
Accrued tax liability	696	—	—	—	—	696	672	—	—	—	—	672
Risk management liabilities	—	—	7,392	—	—	7,392	—	—	9,671	—	—	9,671
Other current liabilities	3,793	—	12,956	—	—	16,749	2,637	—	6,721	—	—	9,358

Total current liabilities	13,729	—	125,837	—	—	139,566	14,455	—	128,188	—	—	142,643

Long-term debt	582,757	—	—	—	—	582,757	852,818	—	—	—	—	852,818
Deferred tax provision	1,807	—	35	—	—	1,842	1,862	—	—	—	—	1,862
Risk management and other noncurrent liabilities	219	—	5,911	—	—	6,130	317	—	9,746	—	—	10,063
Members’/Partners’ capital:
Series A convertible preferred units	292,781	—	—	—	—	292,781	—	—	—	—	—	—
Common units	1,159,400	—	—	—	—	1,159,400	879,504	—	—	—	—	879,504
Class D units	—	—	—	—	—	—	112,454	—	—	—	—	112,454
Paid-in capital	49,559	1	1,161,958	586,872	(1,748,831)	49,559	42,518	1	1,191,268	595,775	(1,787,044)	42,518
Accumulated (deficit) earnings	(289,001)	(2)	548,997	2,940	(551,935)	(289,001)	(158,267)	(1)	509,909	22,728	(532,636)	(158,267)
Other comprehensive (loss) income	(15,889)	—	(15,889)	—	15,889	(15,889)	(16,183)	—	(16,183)	—	16,183	(16,183)

	1,196,850	(1)	1,695,066	589,812	(2,284,877)	1,196,850	860,026	—	1,684,994	618,503	(2,303,497)	860,026

Total liabilities and members’/partners’ capital	$1,795,362	$(1)	$1,826,849	$589,812	$(2,284,877)	$1,927,145	$1,729,478	$—	$1,822,928	$618,503	$(2,303,497)	$1,867,412

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

	Three Months Ended September 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$87,524	$—	$—	$87,524	$—	$—	$66,747	$—	$—	$66,747
Natural gas liquids sales	—	—	118,999	—	—	118,999	—	—	99,098	—	—	99,098
Transportation, compression and processing fees	—	—	17,909	—	—	17,909	—	—	13,926	—	—	13,926
Condensate and other	—	—	13,272	—	—	13,272	—	—	9,760	—	—	9,760

Total revenue	—	—	237,704	—	—	237,704	—	—	189,531	—	—	189,531

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	174,461	—	—	174,461	—	—	129,617	—	—	129,617
Transportation	—	—	5,340	—	—	5,340	—	—	6,484	—	—	6,484
Operations and maintenance	—	—	13,004	—	—	13,004	—	—	13,202	—	—	13,202
Depreciation and amortization	10	—	15,208	—	—	15,218	10	—	14,565	—	—	14,575
General and administrative	4,692	—	5,177	—	—	9,869	4,250	—	4,950	—	—	9,200
Taxes other than income	—	—	1,315	—	—	1,315	—	—	836	—	—	836
Equity in loss (earnings) from unconsolidated affiliates	—	—	(2,049)	(2,049)	2,049	(2,049)	—	—	(2,529)	(2,529)	2,529	(2,529)

Total costs and expenses	4,702	—	212,456	(2,049)	2,049	217,158	4,260	—	167,125	(2,529)	2,529	171,385

Operating (loss) income	(4,702)	—	25,248	2,049	(2,049)	20,546	(4,260)	—	22,406	2,529	(2,529)	18,146
Other income (expense):
Interest and other income	—	—	15	—	—	15	—	—	1,065	—	—	1,065
Interest and other financing costs	(11,725)	—	(1,218)	—	—	(12,943)	(13,364)	—	(2,076)	—	—	(15,440)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(16,427)	—	24,045	2,049	(2,049)	7,618	(17,624)	—	21,395	2,529	(2,529)	3,771
Provision for income taxes	(285)	—	(35)	—	—	(320)	(304)	—	—	—	—	(304)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(16,712)	—	24,010	2,049	(2,049)	7,298	(17,928)	—	21,395	2,529	(2,529)	3,467
Discontinued operations, net of tax	—	—	—	—	—	—	—	—	262	—	—	262

(Loss) income before equity earnings from consolidated subsidiaries	(16,712)	—	24,010	2,049	(2,049)	7,298	(17,928)	—	21,657	2,529	(2,529)	3,729
Equity in earnings from consolidated subsidiaries	24,010	—	—	—	(24,010)	—	21,657	—	—	—	(21,657)	—

Net income (loss)	7,298	—	24,010	2,049	(26,059)	7,298	3,729	—	21,657	2,529	(24,186)	3,729
Preferred unit distributions	(7,500)	—	—	—	—	(7,500)	—	—	—	—	—	—

Net (loss) income to common units	$(202)	$—	$24,010	$2,049	$(26,059)	$(202)	$3,729	$—	$21,657	$2,529	$(24,186)	$3,729

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

	Nine Months Ended September 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$292,559	$—	$—	$292,559	$—	$—	$226,243	$—	$—	$226,243
Natural gas liquids sales	—	—	353,119	—	—	353,119	—	—	271,392	—	—	271,392
Transportation, compression and processing fees	—	—	47,539	—	—	47,539	—	—	42,838	—	—	42,838
Condensate and other	—	—	41,204	—	—	41,204	—	—	30,319	—	—	30,319

Total revenue	—	—	734,421	—	—	734,421	—	—	570,792	—	—	570,792

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	551,939	—	—	551,939	—	—	395,114	—	—	395,114
Transportation	—	—	16,619	—	—	16,619	—	—	18,211	—	—	18,211
Operations and maintenance	—	—	38,337	—	—	38,337	—	—	38,764	—	—	38,764
Depreciation and amortization	30	—	45,972	—	—	46,002	30	—	41,041	—	—	41,071
General and administrative	15,718	—	15,593	—	—	31,311	14,169	—	15,077	—	—	29,246
Taxes other than income	—	—	3,658	—	—	3,658	—	—	2,349	—	—	2,349
Equity in loss (earnings) from unconsolidated affiliates	—	—	19,788	19,788	(19,788)	19,788	—	—	(6,112)	(6,112)	6,112	(6,112)

Total costs and expenses	15,748	—	691,906	19,788	(19,788)	707,654	14,199	—	504,444	(6,112)	6,112	518,643

Operating (loss) income	(15,748)	—	42,515	(19,788)	19,788	26,767	(14,199)	—	66,348	6,112	(6,112)	52,149
Other income (expense):
Interest and other income	—	—	59	—	—	59	—	—	1,119	—	—	1,119
Gain on retirement of unsecured debt	—	—	—	—	—	—	3,939	—	—	—	—	3,939
Interest and other financing costs	(37,789)	—	(3,450)	—	—	(41,239)	(39,583)	—	(2,306)	—	—	(41,889)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(53,537)	—	39,124	(19,788)	19,788	(14,413)	(49,843)	—	65,161	6,112	(6,112)	15,318
Provision for income taxes	(625)	—	(35)	—	—	(660)	(1,039)	—	—	—	—	(1,039)

(Loss) income before discontinued operations and equity in earnings from consolidated subsidiaries	(54,162)	—	39,089	(19,788)	19,788	(15,073)	(50,882)	—	65,161	6,112	(6,112)	14,279
Discontinued operations, net of tax	—	—	—	—	—	—	—	—	1,393	—	—	1,393

(Loss) income before equity earnings from consolidated subsidiaries	(54,162)	—	39,089	(19,788)	19,788	(15,073)	(50,882)	—	66,554	6,112	(6,112)	15,672
Equity in earnings from consolidated subsidiaries	39,089	—	—	—	(39,089)	—	66,554	—	—	—	(66,554)	—

Net (loss) income	(15,073)	—	39,089	(19,788)	(19,301)	(15,073)	15,672	—	66,554	6,112	(72,666)	15,672
Preferred unit distributions	(7,500)	—	—	—	—	(7,500)	—	—	—	—	—	—

Net (loss) income to common units	$(22,573)	$—	$39,089	$(19,788)	$(19,301)	$(22,573)	$15,672	$—	$66,554	$6,112	$(72,666)	$15,672

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Long Term Debt (Continued)

	Nine Months Ended September 30,
	2010						2009
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(63,627)	$—	$158,116	$16,999	$(16,999)	$94,489	$14,822	$—	$85,927	$18,333	$(18,333)	$100,749

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangibles	—	—	(103,524)	—	—	(103,524)	—	—	(59,299)	—	—	(59,299)
Investment in unconsolidated affiliates	—	—	(11,186)	(11,186)	11,186	(11,186)	—	—	(3,240)	(3,240)	3,240	(3,240)
Distributions from unconsolidated affiliates	—	—	2,555	2,555	(2,555)	2,555	—	—	3,191	3,191	(3,191)	3,191
Investment in consolidated affiliates	(61,832)	1	—	—	61,831	—	(105)	—	—	—	105	—
Distributions from consolidated affiliates	95,255	—	—	—	(95,255)	—	37,675	—	—	—	(37,675)	—
Proceeds from sale of assets	—	—	279	—	—	279	—	—	—	—	—	—
Other	—	—	280	—	—	280	—	—	(1,358)	—	—	(1,358)

Net cash provided by (used in) investing activities	33,423	1	(111,596)	(8,631)	(24,793)	(111,596)	37,570	—	(60,706)	(49)	(37,521)	(60,706)

Cash Flows From Financing Activities:
Proceeds from long-term debt	80,000	—	—	—	—	80,000	50,000	—	—	—	—	50,000
Repayments of long-term debt	(350,000)	—	—	—	—	(350,000)	(10,000)	—	—	—	—	(10,000)
Deferred financing costs	(995)	—	—	—	—	(995)	—	—	—	—	—	—
Retirement of unsecured debt	—	—	—	—	—	—	(14,286)	—	—	—	—	(14,286)
Distributions to unitholders	(107,612)	—	—	—	—	(107,612)	(94,217)	—	—	—	—	(94,217)
Equity offering of common units	164,786	—	—	—	—	164,786	—	—	—	—	—	—
Equity offering of common units-offering costs	(6,236)	—	—	—	—	(6,236)	—	—	—	—	—	—
Equity offering of Series A convertible preferred units	291,065	—	—	—	—	291,065	—	—	—	—	—	—
Contributions from parent	—	—	61,831	—	(61,831)	—	—	—	105	—	(105)	—
Distributions to parent	—	—	(95,255)	—	95,255	—	—	—	(37,675)	—	37,675	—
Other	3,188	—	—	11,186	(11,186)	3,188	154	—	—	3,240	(3,240)	154

Net cash provided by (used in) financing activities	74,196	—	(33,424)	11,186	22,238	74,196	(68,349)	—	(37,570)	3,240	34,330	(68,349)

Net increase (decrease) in cash and cash equivalents	43,992	1	13,096	19,554	(19,554)	57,089	(15,957)	—	(12,349)	21,524	(21,524)	(28,306)
Cash and cash equivalents, beginning of year	3,861	(1)	40,832	59,896	(59,896)	44,692	20,417	—	43,267	30,212	(30,212)	63,684

Cash and cash equivalents, end of period	$47,853	$—	$53,928	$79,450	$(79,450)	$101,781	$4,460	$—	$30,918	$51,736	$(51,736)	$35,378

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions

Series A Convertible Preferred Units

On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“Series A preferred units”) in a private placement to TPG Copenhagen, L.P. (“TPG”), an affiliate of TPG Capital, L.P. for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit, a 10% premium to the 30-day volume-weighted average closing price of our common units on July 19, 2010, two trading days before the date we issued the preferred units. We used $180.0 million of the net proceeds to repay the outstanding balance under our Credit Facility and expect to use the remaining net proceeds to fund our expansion strategy in the Eagle Ford Shale resource play and other growth initiatives in Texas and Oklahoma.

The Series A preferred units are classified as permanent equity, as they do not meet the criteria of a liability within the scope of ASC 480-10 “Distinguishing Liabilities from Equity,” nor do they meet the criteria of the mezzanine level under ASC 815 “Accounting for Derivative Instruments and Hedging Activities.” Additionally, none of the identified embedded derivatives relating to the terms of the Series A preferred units requires bifurcation, as each embedded derivative was determined to be clearly and closely related to the host contract of the Series A preferred units under ASC 815-15 “Embedded Derivatives.” As discussed below, the distribution payment under the terms of the Series A preferred units is not discretionary during the first three years and, therefore, the commitment date was determined to be the date of original issuance under ASC 470-20-30 “Debt With Conversions and Other Options.” Further, the change of control provision under the agreement does not preclude the establishment of a commitment date, as it is outside the control of Copano and the Series A preferred unitholder.

Distributions.  The Series A preferred units are senior to our common units with respect to rights to distributions. For the first three years after the date on which they were issued, the Series A preferred units are entitled to quarterly distributions in kind (paid in the form of additional Series A preferred units). In-kind distributions will equal $0.72625 per preferred unit per quarter (or 10% per year of the purchase price of a Series A preferred unit) divided by the $29.05 issue price. Beginning with the distribution for the quarter ending September 30, 2013, and through the distribution for the quarter ending June 30, 2016, we are entitled to elect whether to pay preferred distributions in cash, in kind or in a combination of both. For quarters ending after June 30, 2016, we will be obligated to pay preferred distributions in cash unless our available cash (after reserves established by our Board of Directors) is not sufficient to fund the distribution or we and the preferred unitholder agree that a distribution will be paid in kind. Cash distributions on the Series A preferred units will equal the greater of $0.72625 per preferred unit per quarter or the quarterly per-unit distribution paid to our common unitholders for the applicable quarter. In kind distributions for the three months ended September 30, 2010 totaled $7,500,000.

Voting Rights.  Each Series A preferred unit entitles the holder to one vote. The Series A preferred units generally have voting rights identical to and vote as a single class with our common units, except that the number of Series A preferred units that may vote is limited to 19.9% of our total common units outstanding, which is the maximum amount our common unitholders can be diluted without a unitholder vote (the “common unit cap”). On November 17, 2010, we are holding a special meeting of common unitholders to approve the conversion provisions of the Series A preferred units.

Conversion.  Beginning on July 21, 2013, the Series A preferred units generally will become convertible into common units by us or by the preferred unitholder, subject to the limitations described below. After July 21, 2013, the preferred unitholder may elect to convert all or any portion of its Series A preferred units into common units at any time, but only to the extent that conversion will not cause our estimated ratio of total distributable cash flow to per-unit distributions (for all of our outstanding common and Series A preferred units) to fall below 100% over any of the forecasted succeeding four quarters. In addition, we will have the right to force conversion of all or any portion of the Series A preferred units if the daily volume-weighted average trading price and the average daily trading volume of our common units exceed $37.77 and 500,000 units, respectively, for 20 trading days out of the trailing 30-day period prior to our notice of conversion. On the date of conversion, the rights of the converting

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

Series A preferred units will cease; the converting Series A preferred units will no longer be outstanding and will represent only the right to receive common units at the rate of one common unit for each preferred unit.

Rights upon a Change of Control.  The preferred unitholder has conversion rights with respect to certain change of control events. Before consummating a transaction in which any person, other than the preferred unitholder, becomes the beneficial owner, directly or indirectly, of more than 50% of our voting securities, we will make an irrevocable offer (a “change of control offer”) to the preferred unitholder to convert all, but not less than all, of such holder’s Series A preferred units into common units, subject to certain conditions and limitations, including the common unit cap. Series A preferred units converting in the context of a change of control offer would not convert into common units on a one-for-one basis. Instead, the number of common units we would issue upon conversion of Series A preferred units would equal the quotient of (a) 110% of the aggregate preferred unit issue price for such preferred unitholder’s converting Series A preferred units and all accrued and unpaid distributions on such Series A preferred units as of the date of the change of control offer, divided by (b) $29.05. The preferred unitholder is under no obligation to accept a change of control offer.

Dissolution and Liquidation.  The Series A preferred units are senior to our common units with respect to rights on dissolution and liquidation. Common units issued upon conversion of Series A preferred units will rank equally with the rest of our common units with respect to rights on dissolution and liquidation.

Common Units

In March 2010, we issued 7,446,250 common units in an underwritten public offering (including units issued upon the underwriters’ exercise of their option to purchase additional units). We used the net proceeds from the offering to repay a portion of our then-outstanding indebtedness under our Credit Facility.

Distributions.  The following table summarizes our quarterly cash distributions during 2010:

	Distribution
Quarter Ending	Per Unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2009	$0.575	January 13, 2010	February 1, 2010	February 11, 2010	$31,911,000
March 31, 2010	$0.575	April 14, 2010	April 30, 2010	May 13, 2010	$38,134,000
June 30, 2010	$0.575	July 14, 2010	August 2, 2010	August 12, 2010	$38,295,000
September 30, 2010	$0.575	October 13, 2010	November 1, 2010	November 11, 2010	$38,349,000

Class D Units

Class D units totaling 3,245,817 as of December 31, 2009 converted into our common units on a one-for-one basis in February 2010.

Accounting for Equity-Based Compensation

We use ASC 718, “Stock Compensation,” to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”). As of September 30, 2010, the number of units available for grant under our LTIP totaled 1,374,085, of which up to 804,535 units were eligible to be issued as restricted common units, phantom units or unit awards.

Equity Awards.  We recognized non-cash compensation expense of $5,790,000 and $5,476,000 related to the amortization of equity-based compensation under our LTIP during the nine months ended September 30, 2010 and 2009, respectively. See Item 8 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 for details on our equity-based compensation.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Members’ Capital and Distributions (Continued)

On May 10, 2010 and June 4, 2010, we granted employees a total of 180,000 phantom units with a fair value of $4,408,000. Each phantom unit grant vests in equal one-third annual installments commencing on May 15, 2011 or earlier upon change of control, death or disability. The compensation expense will be recognized over the vesting period.

On June 4, 2010, we granted 83,000 performance-based phantom units to certain management employees. The number of performance-based phantom units to vest is dependent on the level of achievement of a specified performance goal during the period from the grant date through the cliff vesting date of May 15, 2013. The fair value of the number of awards expected to vest is $4,059,000 and will be recognized as compensation expense over the vesting period. Additionally, we will recognize cumulative adjustments for changes in the probability of the performance goal being met. For awards containing performance conditions that affect vesting, compensation expense is recognized equal to the ultimate outcome of the performance condition.

Liability Awards.  Since ASC 480, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires unconditional obligations in the form of units that the issuer must or may settle by issuing a variable number of units to be classified as a liability, we classify equity awards issued to settle Employee Incentive Compensation Program (“EICP”) and Management Incentive Compensation Plan (“MICP”) obligations as liability awards. During the nine months ended September 30, 2010, we issued 83,598 common units to settle our EICP and 2009 MICP obligations. As of September 30, 2010, we accrued $586,000 and $1,096,000 for the third quarter 2010 EICP bonuses and an estimate of the 2010 MICP incentive bonuses, respectively. As of September 30, 2010, the estimated unrecognized compensation costs related to these liability awards totaled $557,000 and $609,000 for the EICP and MICP, respectively, which are expected to be recognized as expense on a straight-line basis through December 2010 for EICP awards and through February 2011 for MICP awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Basic weighted average units	65,658	54,565	63,193	54,313
Potentially dilutive common equity:
Employee options	—	114	—	93
Restricted units	—	15	—	5
Phantom units	—	33	—	58
Contingent incentive plan unit awards	—	63	—	63
Class C units	—	—	—	175
Class D units	—	3,246	—	3,246

Dilutive weighted average units(1)	65,658	58,036	63,193	57,953

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Net Income (Loss) Per Unit (Continued)

(1)	The following potentially dilutive common equity was excluded from the dilutive net income (loss) per unit calculation because to include these equity securities would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)

Employee options	1,096	1,253	1,096	1,273
Unit appreciation rights	359	283	359	283
Restricted units	54	93	54	102
Phantom units	884	658	884	633
Contingent incentive plan unit awards	33	—	61	—
Series A preferred units	8,082	—	2,724	—

Note 8 —	Related Party Transactions

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Affiliates of Mr. Lawing:(1)
Natural gas sales(2)	$14	$—	$16	$1
Gathering and compression services(3)	2	5	7	16
Natural gas purchases(4)	67	183	455	748
Reimbursable costs(5)	57	—	207	—
Reimbursements paid(6)	—	691	—	2,616
Payable by us as of September 30, 2010(7)			8
Webb Duval:
Natural gas sales(2)	33	209	45	804
Natural gas purchases(4)	(179)	87	(66)	320
Transportation costs(8)	56	77	187	260
Management fees(9)	56	56	168	166
Reimbursable costs(9)	503	158	642	458
Payable to us as of September 30, 2010(10)			715
Payable by us as of September 30, 2010(7)			1
Eagle Ford:
Management fees(9)	41	—	—	—
Reimbursable costs(9)	1,389	—	—	—
Payable to us as of September 30, 2010(10)			1,422
Southern Dome:
Management fees(9)	63	63	188	188
Reimbursable costs(9)	96	107	253	262
Payable to us as of September 30, 2010(10)			680
Payable by us as of September 30, 2010(7)			33

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Bighorn:
Compressor rental fees(11)	417	399	1,250	564
Gathering costs(8)	—	65	16	286
Natural gas purchases(4)	—	—	3	—
Management fees(9)	139	135	417	406
Reimbursable costs(9)	648	597	1,873	1,760
Payable to us as of September 30, 2010(10)			78
Payable by us as of September 30, 2010(7)			219
Fort Union:
Gathering costs(8)	1,288	2,054	3,926	6,093
Treating costs(4)	—	127	52	461
Management fees(9)	60	57	180	170
Reimbursable costs(9)	32	40	161	207
Payable to us as of September 30, 2010(10)			5
Other:
Natural gas sales(2)	50	70	175	167
Payable to us as of September 30, 2010(10)			9

(1)	These entities were controlled by John R. Eckel, Jr., our former Chairman and Chief Executive Officer, until his death in November 2009, and since that time have been controlled by Douglas L. Lawing, our Executive Vice President, General Counsel and Secretary.

(2)	Revenues included in natural gas sales on our consolidated statements of operations.

(3)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(4)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(5)	Reimbursable costs received from Copano/Operations, Inc. (“Copano Operations”) for its use of shared personnel, facilities and equipment, which was the only compensation we received from Copano Operations.

(6)	Reimbursable costs paid to Copano Operations for our use of shared personnel, office space, equipment, goods and services under an agreement that terminated on January 1, 2010. Effective January 1, 2010, we hired the personnel we share with Copano Operations, assumed responsibility for procuring the shared office space, equipment, goods and services and entered into a new agreement under which we provide Copano Operations with access to shared personnel, facilities and equipment in exchange for a monthly charge and rights to use certain assets owned by Copano Operations.

(7)	Included in accounts payable on the consolidated balance sheets.

(8)	Costs included in transportation on our consolidated statements of operations.

(9)	Management fees and reimbursable costs received from our unconsolidated affiliates consists of the total compensation paid to us by our unconsolidated affiliates and is included in general and administrative expenses on our consolidated statements of operations.

(10)	Included in accounts receivable on the consolidated balance sheets.

(11)	Revenues included in condensate and other on our consolidated statements of operations.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Related Party Transactions (Continued)

Director Designation Agreement

Upon the issuance of the Series A preferred units, we entered into a director designation agreement with TPG. Pursuant to the director designation agreement, our Board of Directors expanded its number from seven to eight directors and appointed Michael G. MacDougall, a partner with TPG, to serve as a director until our next annual meeting. We will be obligated to nominate Mr. MacDougall or another designee of TPG for election to our Board of Directors at each annual meeting until: (i) TPG and its affiliates own, in the aggregate, less than 5,163,511 Series A preferred units, together with any common units (or Class B units, if applicable) issued upon conversion of Series A preferred units, or (ii) after July 21, 2013, TPG and its affiliates own, in the aggregate, a number of Series A preferred units, together with any common units (or Class B units, if applicable) issued upon conversion of Series A preferred units that constitutes less than 5% of our common units then outstanding.

During the three months ended September 30, 2010, certain of our operating subsidiaries paid an affiliate of TPG $30,000 for compression services.

Other Transactions

Certain of our operating subsidiaries and unconsolidated affiliates paid operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs. We paid Exterran Holdings $2,984,000 and $587,000 for the three months ended September 30, 2010 and 2009, respectively, and $7,104,000 and $2,721,000 for the nine months ended September 30, 2010 and 2009, respectively, for their services. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer.

During 2010, we purchased approximately 20,000 feet of 24-inch pipe from Fort Union for use in our Texas operations for a purchase price of $810,000 which was equal to Fort Union’s carrying value.

Our management believes that the terms and provisions of our related party agreements are fair to us; however, we cannot be certain that such agreements and services have terms as favorable to us as we could obtain from unaffiliated third parties.

Note 9 —	Commitments and Contingencies

Commitments

For the three months ended September 30, 2010 and 2009, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $773,000 and $1,455,000, respectively. For the nine months ended September 30, 2010 and 2009, rental expense for office space, leased vehicles and leased compressors and related field equipment used in our operations totaled $2,506,000 and $6,041,000, respectively.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $2,469,000 for the remainder of 2010, $9,876,000 in 2011, $9,867,000 in 2012, $8,978,000 in 2013, $5,509,000 in 2014 and $19,204,000 thereafter. The agreements expire on December 31, 2019. All of our obligations under these agreements are offset by capacity release agreements between us and third parties, under which they pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1.9 million, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Commitments and Contingencies (Continued)

obligated to pay approximately $1,288,000 for the remainder of 2010, $5,859,000 for 2011, $7,154,000 for 2012 and $7,665,000 for each of the years thereafter. Generally, we resell our firm capacity to third parties under various types of agreements. These commitments expire on November 30, 2017.

We have fixed-quantity contractual commitments to Targa North Texas LP (“Targa”) in settlement of a dispute regarding what portion, if any, of natural gas we purchase from producers that had been contractually dedicated for resale to Targa. As of September 30, 2010, we had fixed contractual commitments to provide Targa a total of 2.373 billion cubic feet of natural gas for October 1, 2009 through December 31, 2010 and for each of 2011, 2012 and 2013. As of September 30, 2010, we have accrued $1,854,000 of our obligation. Under the terms of the agreement, we are obligated to pay annual fees ($1.00 per thousand cubic feet (“Mcf”), $1.10 per Mcf, $1.15 per Mcf and $1.25 per Mcf for 2010, 2011, 2012 and 2013, respectively) to the extent our natural gas deliveries to Targa fall below the committed quantity.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

Litigation

Please read Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, which are incorporated herein by reference.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Cash payments for interest, net of $2,685,000 and $2,982,000 capitalized in 2010 and 2009, respectively	$40,042	$41,820
Cash payments for federal and state income taxes	$655	$790
In-kind distributions to Series A convertible preferred unitholders	$7,500	$—

We incurred a change in liabilities for investing activities that had not been paid as of September 30, 2010 and 2009 of $5,512,000 and $9,908,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows. As of September 30, 2010 and 2009, we accrued $10,761,000 and $3,975,000, respectively, for capital expenditures that had not been paid and, therefore, these amounts are not included in investing activities for each respective period presented.

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

As of September 30, 2010, we estimated that $11,031,000 of OCI will be reclassified as a decrease to earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following tables summarize our commodity hedge portfolio as of September 30, 2010 (all hedges are settled monthly):

Purchased Houston Ship Channel Index Natural Gas Options

	Call Spread			Call
	Call Strike
	(Per MMBtu)		Call Volumes	Strike	Volume
	Bought	Sold	(MMBtu/d)	(Per MMBtu)	(MMBtu/d)

2010	$7.3500	$10.0000	7,100	$10.0000	10,000
2011	$6.9500	$10.0000	7,100	$10.0000	10,000

Purchased Mt. Belvieu Purity Ethane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.5550	1,600	$0.5700	500
2011	$0.5300	1,700	$0.5450	500
2011	$0.5300	500	$—	—
2011	$0.6200	500	$—	—
2012	$0.5900	1,000	$—	—

Purchased Mt. Belvieu TET Propane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$0.8500	1,100	$—	—
2010	$0.9460	700	$0.9925	700
2011	$0.8265	1,100	$—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	$—	—
2012	$1.1500	700	$—	—

Purchased Mt. Belvieu TET Propane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.4900	$0.8500	1,100
2010	$1.4900	$0.9460	700

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Isobutane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0350	300	$—	—
2010	$1.1145	100	$1.2025	100
2011(1)	$1.0205	300	$—	—
2011	$1.1100	100	$1.1800	100
2011	$1.3900	160	$—	—
2011	$1.7100	200	$—	—
2012	$1.3900	300	$—	—
2012	$1.3900	150	$—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of August 2010.

Purchased Mt. Belvieu Non-TET Isobutane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.8900	$1.1145	100
2010	$1.8900	$1.0350	300

Purchased Mt. Belvieu Non-TET Normal Butane Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2010	$1.0300	300	$—	—
2010	$1.1000	200	$1.1850	200
2011(1)	$1.0205	300	$—	—
2011	$1.0850	200	$1.1700	200
2011	$1.3500	140	$—	—
2011	$1.7100	350	$—	—
2012	$1.3500	250	$—	—
2012	$1.3600	350	$—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of August 2010.

Purchased Mt. Belvieu Non-TET Normal Butane Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$1.8800	$1.1000	200
2010	$1.8800	$1.0300	300

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased Mt. Belvieu Non-TET Natural Gasoline Puts

	Put
	Strike	Volumes
	(Per gallon)	(Bbls/d)

2010	$1.4080	300
2011	$1.4100	300

Purchased Mt. Belvieu Non-TET Natural Gasoline Put Spread Options

	Put Spread
	Strike
	(Per gallon)		Volumes
	Bought	Sold	(Bbls/d)

2010	$2.5400	$1.4080	300

Natural Gas Basis Swaps

	Purchased Houston Ship
	Channel Index		Sold CenterPoint East Index
	Price	Volume	Price	Volume
	(per MMBtu)	(MMBtu/d)	(per MMBtu)	(MMBtu/d)

2010(2)	$0.0450	10,000	$0.2300	10,000
2011(2)	$0.1050	10,000	$0.3050	10,000

(2)	Instrument is not designated as a cash flow hedge under hedge accounting.

Purchased WTI Crude Oil Puts

	Put
	Strike	Volumes
	(Per barrel)	(Bbls/d)

2010	$55.00	1,000
2010	$60.00	400
2011(1)	$55.00	1,000
2011	$60.00	400
2011	$77.00	700
2011	$79.00	400
2011	$85.00	200
2012	$79.00	300
2012	$83.00	350
2012	$83.00	300
2012	$85.00	350

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of September 2009.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

Purchased WTI Crude Oil Put Spread Options

	Put Spread
	Strike
	(Per barrel)		Volumes
	Bought	Sold	(Bbls/d)

2010	$118.00	$55.00	1,000
2010	$118.00	$60.00	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of our variable rate debt into fixed rate debt. As of September 30, 2010, we hold a notional amount of $95.0 million in interest rate swaps with a weighted average fixed rate of 4.30% that mature between October 2010 and October 2012. As of September 30, 2010, our interest rate swaps are not designated as cash flow hedges.

As of September 30, 2010, we estimate that $361,000 of OCI will be reclassified as an decrease to earnings in the next 12 months as the underlying instruments expire.

ASC 820 “Fair Value Measurement” and ASC 815 “Disclosures about Derivative Instruments and Hedging Activities”

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurements on Hedging Instruments(a)
	September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Natural Gas:
Short-term — Designated(b)	$—	$—	$42	$42
Long-term — Designated(c)	—	—	76	76
Long-term — Not designated(c)	—	13	—	13
Natural Gas Liquids:
Short-term — Designated(b)	—	—	12,500	12,500
Long-term — Designated(c)	—	—	10,047	10,047
Long-term — Not designated(c)	—	—	74	74
Crude Oil:
Short-term — Designated(b)	—	—	6,896	6,896
Long-term — Designated(c)	—	—	6,197	6,197
Long-term — Not designated(c)	—	—	178	178

Total	$—	$13	$36,010	$36,023

Liabilities:
Natural Gas:
Short-term — Not designated(d)	$—	68	—	68
Natural Gas Liquids:
Short-term — Designated(d)	—	—	2,966	2,966
Long-term — Designated(e)	—	—	621	621
Interest Rate:
Short-term — Not designated(d)	—	4,358	—	4,358
Long-term — Not designated(e)	—	3,441	—	3,441

Total	$—	$7,867	$3,587	$11,454

Total designated assets	$—	$—	$32,171	$32,171

Total not designated (liabilities)/assets	$—	$(7,854)	$252	$(7,602)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

	Fair Value Measurements on Hedging Instruments(a)
	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Commodity derivatives:
Short-term — Designated(b)	$—	$—	$36,588	$36,588
Short-term — Not designated(b)	—	27	—	27
Long-term — Designated(c)	—	—	14,805	14,805
Long-term — Not designated(c)	—	—	576	576

Total	$—	$27	$51,969	$51,996

Liabilities
Commodity derivatives:
Short-term — Designated(d)	$—	$—	$4,763	$4,763
Long-term — Designated(e)	—	—	4,600	4,600
Interest rate derivatives:
Short-term — Not designated(d)	—	4,909	—	4,909
Long-term — Not designated(e)	—	3,238	—	3,238

Total	$—	$8,147	$9,363	$17,510

Total designated assets	$—	$—	$42,030	$42,030

Total not designated (liabilities)/assets	$—	$(8,120)	$576	$(7,544)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

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

The following tables provide a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30, 2010
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
		(In thousands)

Assets balance, beginning of period	$653	$36,237	$21,529	$58,419
Total gains or losses:
Non-cash amortization of option premium	(1,489)	(4,154)	(2,520)	(8,163)
Other amounts included in earnings	—	5,699	5,063	10,762
Included in accumulated other comprehensive loss	954	(15,048)	(6,733)	(20,827)
Purchases	—	2,051	1,315	3,366
Settlements	—	(5,752)	(5,382)	(11,134)
Transfers in and/or out of Level 3	—	—	—	—

Asset balance, end of year	$118	$19,033	$13,272	$32,423

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$(135)	$316	$181

	Nine Months Ended September 30, 2010
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
		(In thousands)

Assets balance, beginning of period	$2,752	$15,641	$24,213	$42,606
Total gains or losses:
Non-cash amortization of option premium	(4,417)	(12,317)	(7,476)	(24,210)
Other amounts included in earnings	—	12,332	15,283	27,615
Included in accumulated other comprehensive loss	1,783	6,208	(8,069)	(78)
Purchases	—	9,433	4,740	14,173
Settlements	—	(12,264)	(15,419)	(27,683)
Transfers in and/or out of Level 3	—	—	—	—

Asset balance, end of period	$118	$19,033	$13,272	$32,423

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$(165)	$470	$305

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)

Assets balance, beginning of period	$72,040	$152,677
Total gains or losses:
Non-cash amortization of option premium	(9,236)	(27,715)
Other amounts included in earnings	16,728	62,060
Included in accumulated other comprehensive loss	2,736	(58,873)
Purchases	4,397	4,397
Settlements	(16,444)	(62,325)
Transfers in and/or out of Level 3	—	—

Asset balance, end of period	$70,221	$70,221

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$395	$38

Unrealized and realized gains and losses for Level 3 recurring items recorded in earnings are included in revenue on the consolidated statements of operations. The effective portion of unrealized gains and losses relating to cash flow hedges are included in accumulated other comprehensive loss on the consolidated balance sheet and consolidated statement of members’ capital and comprehensive loss.

Transfers in and/or out of Level 2 or Level 3 represent existing assets or liabilities where inputs to the valuation became less observable or assets and liabilities that were previously classified as a lower level for which the lowest significant input became observable during the period. There were no transfers in or out of Level 2 or Level 3 during the period.

We have not entered into any derivative transactions containing credit risk related contingent features as of September 30, 2010.

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

			Amount of Gain
			(Loss) Recognized
			in Income on
			Derivative
	Amount of Gain	Amount of Gain	(Ineffective
Derivatives in ASC	(Loss) Recognized	(Loss) Reclassified	Portion and Amount
815 Cash Flow	in OCI on	from Accumulated	Excluded from
Hedging	Derivatives	OCI into Income	Effectiveness	Statements of Operations
Relationships	(Effective Portion)	(Effective Portion)	Testing)	Location

Three Months Ended September 30, 2010
Natural gas	$(535)	$(1,489)	$—	Natural gas sales
Natural gas liquids	(12,869)	2,179	(116)	Natural gas liquids sales
Crude oil	(3,764)	2,971	(39)	Condensate and other
Interest rate swaps	—	(117)	—	Interest and other financing costs

Total	$(17,168)	$3,544	$(155)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

			Amount of Gain
			(Loss) Recognized
			in Income on
			Derivative
	Amount of Gain	Amount of Gain	(Ineffective
Derivatives in ASC	(Loss) Recognized	(Loss) Reclassified	Portion and Amount
815 Cash Flow	in OCI on	from Accumulated	Excluded from
Hedging	Derivatives	OCI into Income	Effectiveness	Statements of Operations
Relationships	(Effective Portion)	(Effective Portion)	Testing)	Location

Nine Months Ended September 30, 2010
Natural gas	$(2,634)	$(4,417)	$—	Natural gas sales
Natural gas liquids	6,784	577	(145)	Natural gas liquids sales
Crude oil	(220)	7,847	68	Condensate and other
Interest rate swaps	—	(371)	—	Interest and other financing costs

Total	$3,930	$3,636	$(77)

Three Months Ended September 30, 2009
Natural gas	$(38)	$(98)	$9	Natural gas sales
Natural gas liquids	5,216	3,081	(52)	Natural gas liquids sales
Crude oil	1,640	1,098	33	Condensate and other
Interest rate swaps	257	128	—	Interest and other financing costs

Total	$7,075	$4,209	$(10)

Nine Months Ended September 30, 2009
Natural gas	$(2,160)	$(2,577)	$77	Natural gas sales
Natural gas liquids	(13,954)	26,470	(89)	Natural gas liquids sales
Crude oil	(7,830)	11,036	(189)	Condensate and other
Interest rate swaps	252	174	—	Interest and other financing costs

Total	$(23,692)	$35,103	$(201)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Financial Instruments (Continued)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
(In thousands)

Derivatives Not Designated as	Amount of Gain
Hedging Instruments	(Loss) Recognized	Statement of Operations
Under ASC 820	in Income on Derivative	Location

Three Months Ended September 30, 2010
Natural gas	$(15)	Natural gas sales
Natural gas liquids	63	Natural gas liquids sales
Crude oil	(281)	Condensate and other
Interest rate swaps	(1,101)	Interest and other financing costs

Total	$(1,334)

Nine Months Ended September 30, 2010
Natural gas	$(123)	Natural gas sales
Natural gas liquids	214	Natural gas liquids sales
Crude oil	(205)	Condensate and other
Interest rate swaps	(3,089)	Interest and other financing costs

Total	$(3,203)

Three Months Ended September 30, 2009
Natural gas liquids	$438	Natural gas liquids sales
Interest rate swaps	(621)	Interest and other financing costs

Total	$(183)

Nine Months Ended September 30, 2009
Natural gas liquids	$81	Natural gas liquids sales
Interest rate swaps	1,563	Interest and other financing costs

Total	$1,644

Other Fair-Value Measurements

We recorded a $25,000,000 impairment with respect to our equity interest in Bighorn during the three months ended June 30, 2010. The valuation of this investment required the use of significant unobservable inputs (Level 3). Our probability-weighted discounted cash flow analysis included the following input parameters that are not readily available: (1) a discount rate reflective of our cost of capital and (2) estimated contract rates, volumes, operating and maintenance costs and capital expenditures. As of June 30, 2010 the fair value and the carrying value of our investment in Bighorn was $351,195,000.

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of September 30, 2010 for cash and cash equivalents approximate fair value. The fair value of our Credit Facility has been estimated based on similar debt transactions that occurred during the nine months ended September 30, 2010. Estimates of the fair value of our Senior Notes are

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Fair Value of Financial Instruments — (Continued)

based on market information as of September 30, 2010. A summary of the fair value and carrying value of the financial instruments is shown in the table below.

	September 30, 2010		September 30, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
		(In thousands)

Cash and cash equivalents	$101,781	$101,781	$35,378	$35,378
Credit Facility	—	—	260,000	249,882
2016 Notes	332,665	339,318	332,665	326,843
2018 Notes	249,525	252,020	249,525	238,920

Note 13 —	Discontinued Operations

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Crude oil sales	$—	$25,971	$—	$64,039
Cost of crude oil purchases	—	24,964	—	60,733
Income from discontinued operations before taxes	$—	$262	$—	$1,393
Income tax expense	—	—	—	—

Net income from discontinued operations	$—	$262	$—	$1,393

Note 14 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Oklahoma, which includes midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome and, through September 30, 2009, included a crude oil pipeline.

•	Texas, which includes midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing and marketing. Our Texas segment also provides NGL fractionation and transportation. Our Texas segment includes our Louisiana processing assets and our equity investment in Webb Duval and Eagle Ford Gathering.

•	Rocky Mountains, which includes natural gas gathering and treating and compressor rental services in Wyoming. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma(a)	Texas	Mountains	Segments	and Other	Consolidated

Three Months Ended September 30, 2010:
Total segment gross margin	$23,010	$31,218	$1,091	$55,319	$2,584	$57,903
Operations and maintenance expenses	6,163	6,779	62	13,004	—	13,004
Depreciation and amortization	7,941	6,106	765	14,812	406	15,218
General and administrative expenses	2,361	2,432	362	5,155	4,714	9,869
Taxes other than income	702	597	16	1,315	—	1,315
Equity in (earnings) loss from unconsolidated affiliates	(671)	97	(1,475)	(2,049)	—	(2,049)

Operating income (loss)	$6,514	$15,207	$1,361	$23,082	$(2,536)	$20,546

Natural gas sales	$46,958	$41,906	$164	$89,028	$(1,504)	$87,524
Natural gas liquids sales	55,423	62,032	—	117,455	1,544	118,999
Transportation, compression and processing fees	2,229	11,263	4,417	17,909	—	17,909
Condensate and other	7,291	3,020	417	10,728	2,544	13,272

Sales to external customers	$111,901	$118,221	$4,998	$235,120	$2,584	$237,704

Interest and other financing costs	$—	$—	$—	$—	$12,943	$12,943
Three Months Ended September 30, 2009:
Total segment gross margin	$18,284	$26,875	$634	$45,793	$7,637	$53,430
Operations and maintenance expenses	6,111	7,089	2	13,202	—	13,202
Depreciation and amortization	8,183	5,222	763	14,168	407	14,575
General and administrative expenses	2,028	2,376	549	4,953	4,247	9,200
Taxes other than income	442	378	16	836	—	836
Equity in (earnings) loss from unconsolidated affiliates	(383)	(75)	(2,071)	(2,529)	—	(2,529)

Operating income	$1,903	$11,885	$1,375	$15,163	$2,983	$18,146

Natural gas sales	$36,693	$29,663	$584	$66,940	$(193)	$66,747
Natural gas liquids sales	41,241	51,473	—	92,714	6,384	99,098
Transportation, compression and processing fees	1,693	7,067	5,166	13,926	—	13,926
Condensate and other	7,087	1,030	197	8,314	1,446	9,760

Sales to external customers	$86,714	$89,233	$5,947	$181,894	$7,637	$189,531

Intersegment sales	$(310)	$310	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$15,440	$15,440

(a)	All information excludes the results of discontinued operations for the sale of the crude oil pipeline and related assets (Note 13) except for the information related to intersegment sales and interest and other financing costs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Segment Information (Continued)

			Rocky	Total	Corporate
	Oklahoma(a)	Texas	Mountains	Segments	and Other	Consolidated

Nine Months Ended September 30, 2010:
Total segment gross margin	$69,106	$90,134	$3,342	$162,582	$3,281	$165,863
Operations and maintenance expenses	17,266	20,845	226	38,337	—	38,337
Depreciation and amortization	24,297	18,143	2,296	44,736	1,266	46,002
General and administrative expenses	6,338	7,606	1,487	15,431	15,880	31,311
Taxes other than income	1,779	1,860	19	3,658	—	3,658
Equity in (earnings) loss from unconsolidated affiliates	(2,311)	188	21,911	19,788	—	19,788

Operating income (loss)	$21,737	$41,492	$(22,597)	$40,632	$(13,865)	$26,767

Natural gas sales	$153,661	$142,339	$1,099	$297,099	$(4,540)	$292,559
Natural gas liquids sales	170,771	182,334	—	353,105	14	353,119
Transportation, compression and processing fees	4,860	29,288	13,391	47,539	—	47,539
Condensate and other	24,319	7,828	1,250	33,397	7,807	41,204

Sales to external customers	$353,611	$361,789	$15,740	$731,140	$3,281	$734,421

Interest and other financing costs	$—	$—	$—	$—	$41,239	$41,239
Segment assets	$666,424	$544,032	$656,531	$1,866,987	$60,158	$1,927,145
Nine Months Ended September 30, 2009:
Total segment gross margin	$50,058	$70,775	$2,144	$122,977	$34,490	$157,467
Operations and maintenance expenses	17,335	21,423	6	38,764	—	38,764
Depreciation and amortization	23,848	13,988	2,155	39,991	1,080	41,071
General and administrative expenses	6,093	6,910	1,900	14,903	14,343	29,246
Taxes other than income	1,198	1,133	18	2,349	—	2,349
Equity in earnings from unconsolidated affiliates	(1,170)	(47)	(4,895)	(6,112)	—	(6,112)

Operating income	$2,754	$27,368	$2,960	$33,082	$19,067	$52,149

Natural gas sales	$114,641	$107,547	$4,633	$226,821	$(578)	$226,243
Natural gas liquids sales	110,885	134,013	—	244,898	26,494	271,392
Transportation, compression and processing fees	5,194	21,466	16,178	42,838	—	42,838
Condensate and other	18,230	3,238	277	21,745	8,574	30,319

Sales to external customers	$248,950	$266,264	$21,088	$536,302	$34,490	$570,792

Intersegment sales	$(966)	$966	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$41,889	$41,889

(a)	All information excludes the results of discontinued operations for the sale of the crude oil pipeline and related assets (Note 13) except for the information related to intersegment sales and interest and other financing costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As generally used in the energy industry and in this report, the following terms have the following meanings:

/d:	Per day
Bbls:	Barrels
Bcf:	One billion cubic feet
Btu:	One British thermal unit
Lean Gas:	Natural gas that is low in NGL content
MMBtu:	One million British thermal units
Mcf:	One thousand cubic feet
MMcf:	One million cubic feet
NGLs:	Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas:	The pipeline quality natural gas remaining after natural gas is processed
Rich gas:	Natural gas that is high in NGL content
Throughput:	The volume of natural gas or NGLs transported or passing through a pipeline, plant, terminal or other facility

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

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome, and through September 2009, included a crude oil pipeline.

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing and marketing. Our Texas segment also provides NGL fractionation and transportation through our Houston Central plant and our NGL pipelines. In addition, our Texas segment includes a processing plant located in southwest Louisiana and our equity investments in Webb Duval and Eagle Ford Gathering.

•	Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union and provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas and compressor rental services.

Corporate and other relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

Recent Developments

Eagle Ford Gathering Joint Venture with Kinder Morgan.  As operator of Eagle Ford Gathering, our 50/50 joint venture with Kinder Morgan to provide gathering, transportation and processing services to Eagle Ford Shale natural gas producers, we have begun construction of the joint venture’s 111-mile, 24- and 30-inch pipeline from the western Eagle Ford Shale play to Kinder Morgan’s Freer compressor station in Duval County, Texas. We anticipate that certain segments of the pipeline will be available for service in the first quarter of 2011 and that the pipeline will begin full service in the third quarter of 2011. We and Kinder Morgan have committed to invest approximately $175 million to fund the project.

Declaration of Common Unit Distribution.  On October 13, 2010, our Board declared a cash distribution of $0.575 per common unit for the third quarter of 2010. This distribution will be paid on November 11, 2010 to all common unitholders of record at the close of business on November 1, 2010.

Special Meeting of Common Unitholders.  On October 13, 2010, we filed with the SEC and commenced mailing to common unitholders of record at September 20, 2010 (the “record date”) a definitive proxy statement for a special meeting of common unitholders, which will be held on November 17, 2010. We are holding the special meeting to seek unitholder approval for changes to certain terms of our Series A convertible preferred units (“preferred units”). Without unitholder approval, preferred units will have full voting rights and will be convertible into common units only to the extent that the preferred units outstanding do not exceed 19.9% of our then outstanding common units. Any preferred units in excess of this limitation will be non-voting and will be convertible only into non-voting Class B units, which will be entitled to quarterly cash distributions equal to 110% of the per-unit quarterly distribution payable on our common units. We have asked common unitholders to approve full voting rights for and convertibility of the preferred units into common units.

We issued the preferred units in a private placement to an affiliate of TPG Capital (“TPG”) on July 21, 2010 for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit, a 10% premium to the 30-day volume-weighted average closing price of our common units as of July 19, 2010. We used $180 million of the net proceeds to repay the outstanding balance under our revolving credit facility and expect to use our available borrowing capacity and the remaining net proceeds to fund our Eagle Ford Shale expansion strategy and other growth initiatives in Texas and Oklahoma.

The preferred units are entitled to quarterly distributions equaling $0.72625 per preferred unit, which we are obligated to pay in kind for each quarter through the quarter ending June 30, 2013. On November 11, 2010, we will issue 258,176 preferred units to TPG in payment of the first such distribution. For a description of the preferred units, please see “Series A Convertible Preferred Units” under Note 6 to the financial statements included with this report.

DK Pipeline.  In October 2010, we completed construction on our DeWitt-Karnes pipeline (“DK pipeline”), a 36-mile, 24-inch pipeline with approximately 185,000 MMbtu/d of gathering capacity. The DK pipeline provides rich gas gathering services for Eagle Ford Shale producers in DeWitt and Karnes Counties, Texas, including a producer with which we recently entered into a long term agreement for all gas from the producer’s substantial acreage position in DeWitt County. We will transport natural gas gathered on the DK pipeline to our Houston Central plant for processing via KMTP’s 30-inch Laredo-to-Katy pipeline.

Fractionation Expansion.  To accommodate increasing rich volumes from the Eagle Ford Shale, we have begun work on an expansion of our Houston Central plant’s fractionation capacity and related downstream NGL product handling facilities. The expansion will add 22,000 Bbls/d of fractionation capacity, for 44,000 Bbls/d of total capacity. We expect to complete the fractionation and related pipeline expansions in September 2011 for estimated project costs of $60 million.

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

Natural gas prices affect the long-term growth and sustainability of our business because they influence natural gas exploration and production activity. Commodity price fluctuations are among the factors that natural gas producers consider as they schedule drilling projects. Producers typically increase drilling activity when natural gas prices are sufficient to make drilling and production economic and, depending on the severity and duration of an unfavorable pricing environment, they may suspend drilling and completion activity to the degree they have become uneconomic. These changes in drilling activity are reflected in production volumes (and in turn, in our throughput volumes) only gradually because of the time required to drill, complete and attach new wells (or if drilling is declining, because of continuing production from already-completed wells). Delays between drilling and production for completion and attachment of new wells can range from a few days in areas with minimal completion and attachment processes to as long as 18 months in areas where extensive dewatering is required.

The level at which drilling and production become economic depends on a variety of factors in addition to natural gas prices. For producers of rich gas who share in the benefits of improved processing economics under their sales contracts, the disincentive of low natural gas prices could be offset if NGL prices are consistently high relative to natural gas prices. Strong crude oil prices could also support increased production of casinghead natural gas associated with oil production.

We believe generally that strong NGL pricing environments support growth in rich gas drilling; however, the effects of prices are subject to other factors, some of which could diminish a producers’ ability and incentives to drill. These factors include the availability of capital and the producer’s drilling, completion and other operating costs, which are influenced by the characteristics of the hydrocarbon reservoir, among other things. Some producers can rely on commodity price hedging to support drilling activity when prices are less favorable. Also, producers may drill when they otherwise would not to the extent that drilling activity is necessary to maintain their leasehold interests or under the terms of their capital commitments.

Natural gas and NGL prices generally are influenced by a variety of factors that affect supply and demand. These factors include regional drilling activity, available pipeline capacity, the severity of winter and summer weather (and other factors that influence consumption), natural gas storage levels, competing supplies (such as liquefied natural gas imports), and NGL transportation and fractionation capacity. Many of these factors are in turn dependent on overall economic activity. Economic recovery in the U.S. has been slow, and the strength and sustainability of the recovery remain uncertain. A renewed slowdown in economic activity would likely result in declines in natural gas and NGL prices and reduced drilling activity.

Third-Quarter Commodity Prices Overall.  Natural gas prices improved in July but declined in August and September, and average NGL prices increased steadily after reaching six-month lows in July. Average crude oil prices were stable in the third quarter. Fourth-quarter prices through November 1 for crude oil and NGLs have increased compared to prices at the end of the third quarter, whereas prices for natural gas have declined.

Pricing Trends in Texas.  NGL prices in Texas increased steadily in the third quarter, and natural gas prices increased early in the quarter and declined significantly in September. Through November 1, 2010 in the fourth quarter, NGL prices increased, and natural gas prices declined. First-of-the-month prices for natural gas on the Houston Ship Channel index were $3.86 per MMBtu for October 2010 and $3.25 per MMBtu for November 2010, and weighted-average daily prices for NGLs at Mt. Belvieu as of November 1, 2010, based on our third quarter 2010 product mix, were $48.22 per barrel.

The following graph and table summarize prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Texas pricing.

Texas Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Mt. Belvieu for the period indicated.

	Quarterly Data for Texas:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010
Houston Ship Channel ($/MMBtu)	$4.21	$3.44	$3.32	$4.16	$5.36	$4.04	$4.33
Mt. Belvieu ($/barrel)	$25.81	$30.12	$35.09	$42.96	$47.66	$43.14	$40.16
NYMEX crude oil ($/barrel)	$43.31	$59.79	$68.24	$76.13	$78.72	$78.03	$76.20
Service throughput (MMBtu/d)	644,752	630,674	613,234	576,224	582,958	559,876	590,116
Plant inlet (MMBtu/d)	558,115	559,597	543,994	497,368	457,233	469,019	516,949
NGLs produced (Bbls/d)	16,878	18,425	18,197	18,292	15,339	18,382	19,685
Segment gross margin (in thousands)	$20,580	$23,320	$26,875	$32,845	$27,165	$31,751	$31,218

Pricing Trends in Oklahoma.  NGL prices in Oklahoma increased steadily in the third quarter, and natural gas prices increased early in the quarter and declined significantly in September. Through November 1, 2010 in the fourth quarter, NGL prices increased, and natural gas prices declined. First-of-the-month prices for natural gas on the CenterPoint East index were $3.58 per MMBtu for October 2010 and $2.95 per MMBtu for November 2010, and weighted-average daily prices for NGLs at Conway as of November 1, 2010, based on our third quarter product mix, were $43.72 per barrel.

The following graph and table summarize prices for crude oil on NYMEX and for natural gas and NGLs on the primary indices we use for Oklahoma pricing.

Oklahoma Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Conway for the period indicated.

	Quarterly Data for Oklahoma:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010
CenterPoint East ($/MMBtu)	$3.37	$2.70	$2.98	$4.01	$5.22	$3.86	$4.14
Conway ($/barrel)	$24.13	$25.57	$27.62	$40.86	$44.44	$36.34	$36.53
NYMEX crude oil ($/barrel)	$43.31	$59.79	$68.24	$76.13	$78.72	$78.03	$76.20
Service throughput (MMBtu/d)	271,222	267,576	260,296	250,248	248,784	259,972	270,184
Plant inlet (MMBtu/d)	160,181	166,846	166,884	159,713	152,190	156,204	156,676
NGLs produced (Bbls/d)	15,309	15,981	16,474	16,123	15,334	16,653	16,541
Segment gross margin (in thousands)(2)	$14,300	$17,472	$18,284	$26,628	$24,275	$21,821	$23,010

(2)	Segment gross margin results exclude activities attributable to our crude oil pipeline and related assets discussed in Note 13, “Discontinued Operations,” to our unaudited consolidated financial statements included in Item 1 of this report.

Basis Trends.  Prices for the third quarter of 2010 reflected a narrowing of the average basis differential between Mt. Belvieu and Conway, which was $3.97 per barrel, as compared to $5.89 per barrel for the second quarter. Prices for purity ethane accounted for 64% of this basis differential. For October 2010, this basis differential averaged $4.07 per barrel, and at November 1, 2010, $4.90 per barrel. The average basis differential between Houston Ship Channel and CenterPoint East natural gas index prices was $0.19 per MMBtu for the third quarter, a slight increase from $0.18 per MMBtu for the second quarter, and was $0.28 per MMBtu for October 2010 and $0.30 per MMBtu for November 2010.

The following graph summarizes the basis differential prices between Mt. Belvieu and Conway.

Mt. Belvieu — Conway Basis(1)

(1)	Average NGL prices are calculated based on our Oklahoma segment weighted-average product mix for the period indicated.

Pricing Trends in the Rocky Mountains.  Rocky Mountains natural gas prices increased early in the third quarter and declined sharply in September. Through November 1, 2010 in the fourth quarter, natural gas prices have remained somewhat volatile. First-of-the-month prices for natural gas on the Colorado Interstate Gas (“CIG”) index were $3.39 per MMBtu for October and $2.88 per MMBtu for November.

The following graph and table summarize prices for natural gas on CIG, the primary index we use for the Rocky Mountains.

Rocky Mountains Natural Gas Prices(1)

(1)	Natural gas prices are first-of — the-month index prices.

	Quarterly Data for Rocky Mountains:
	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010
CIG ($/MMBtu)	$3.27	$2.36	$2.67	$3.96	$5.14	$3.61	$3.50
Pipeline throughput (MMBtu/d)(1)	1,005,998	980,694	952,126	965,033	931,319	900,047	913,730
Segment gross margin (in thousands)(2)	$799	$711	$634	$1,110	$1,103	$1,148	$1,091

(1)	Includes 100% of Bighorn and Fort Union.

(2)	Excludes results and volumes associated with our equity interests in Bighorn and Fort Union.

Third Quarter Drilling and Production Activity.

•	Drilling. We saw increased drilling activity in the third quarter, primarily from producers targeting the Woodford Shale behind our Mountains systems in Oklahoma and the north Barnett Shale Combo play behind our Saint Jo plant in Texas. Drilling activity has also increased significantly in the Eagle Ford Shale in Texas, where we continued to work to secure additional long-term supply contracts. Drilling activity in the Rocky Mountains and in other areas of Texas and Oklahoma remained flat compared to the second quarter.

•	Volumes. Our overall service throughput volumes for the third quarter of 2010 increased slightly compared to the second quarter of 2010, primarily reflecting the effects of drilling activity in shale gas plays and higher third-party volumes at our Houston Central plant.

Rich gas activity in Texas has increased steadily since mid-2009, but it has remained relatively flat in Oklahoma. Based on our conversations with Oklahoma producers, we believe that a significant amount of lean gas activity has been supported by commodity hedging and by improved well completion technology, which allows producers to realize higher production for the same drilling costs. Additionally, producers may be drilling in order to maintain their leasehold interests or to recover costs they have already incurred.

•	Outlook. So long as NGL and crude prices generally remain strong relative to natural gas prices, we anticipate continued drilling growth in rich gas areas such as the Eagle Ford Shale and the Barnett Shale Combo play. Although the Woodford Shale has been an exception, we anticipate continued lower drilling activity in most areas that produce lean gas, for example the Powder River Basin, until natural gas prices increase.

Commodity prices continue to show some volatility, and improvements in drilling activity remain sporadic, particularly in areas where producers employ conventional drilling techniques. We expect that many producers who rely on conventional drilling, produce mainly lean gas, or both, will wait to see sustained increases in natural gas prices before resuming significant drilling activity; however, other factors such as commodity hedges, improved well completion technology or the need to maintain leasehold interests will also influence their decisions.

Other Industry Trends.  NGL transportation and fractionation facilities continue to experience capacity constraints, which generally results in higher NGL transportation and fractionation costs for parties that do not have contractually fixed costs. If they continue, these higher costs could limit the benefits some producers receive from NGL production, which eventually could affect the level of drilling activity in rich gas plays. Transportation costs for heavier NGL products in Texas are increasing due to softening demand for these products and lack of broad pipeline infrastructure, which eventually could result in declining prices for these products.

Factors Affecting Operating Results and Financial Condition

Our results for the first nine months of 2010 reflect the continued effects on our volumes of limited drilling that followed 2009’s weaker pricing environment, and the interruption of operations at our Houston Central plant to perform maintenance, complete the connection for ethane and propane lines and to prepare for the start-up of our fractionator. Our results also are beginning to reflect the offsetting effect of rich gas drilling that has followed improvement in NGL prices. Relatively strong NGL prices in Oklahoma and Texas combined with lower natural gas prices in Texas during the first nine months of 2010 have continued to benefit our processing margins. Our combined operating segment gross margins increased 32% compared to the nine months ended 2009. Our results for the third quarter also benefited from our fractionation operations at the Houston Central plant, which began in April, and significant volume growth at our Saint Jo plant.

Consistent with our business strategy, we have used derivative instruments to mitigate the effects of commodity price fluctuations on our cash flow and profitability so that we can continue to meet our debt service and capital expenditure requirements, and our distribution objectives. For much of 2009, cash settlements from our commodity hedge portfolio helped to offset the decline in operating revenues attributable to lower commodity prices. For the first nine months of 2010, improvements in commodity prices have increased our operating segment cash flow and reduced our cash flow from commodity hedge settlements. For the first nine months of 2010, we received $27.6 million in net cash settlements from our commodity hedge portfolio, compared to $62.3 million for the first nine months of 2009.

How We Evaluate Our Operations

We believe that investors benefit from access to the various financial and operating measures that our management uses in evaluating our performance. These measures include the following: (i) throughput volumes; (ii) segment gross margin and total segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA and adjusted EBITDA and (vi) total distributable cash flow. Segment gross margin, total segment gross margin, EBITDA, adjusted EBITDA and total distributable cash flow are non-GAAP financial measures. A reconciliation of each non-GAAP measure to its most directly comparable GAAP measure is provided below.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$20,546	$18,146	$26,767	$52,149
Add: Operations and maintenance expenses	13,004	13,202	38,337	38,764
Depreciation and amortization	15,218	14,575	46,002	41,071
General and administrative expenses	9,869	9,200	31,311	29,246
Taxes other than income	1,315	836	3,658	2,349
Equity in (earnings) loss from unconsolidated affiliates	(2,049)	(2,529)	19,788	(6,112)

Total segment gross margin	$57,903	$53,430	$165,863	$157,467

Reconciliation of EBITDA and adjusted EBITDA to net income (loss):
Net income (loss)	$7,298	$3,729	$(15,073)	$15,672
Add: Depreciation and amortization(1)	15,218	14,628	46,002	41,628
Interest and other financing costs	12,943	15,440	41,239	41,889
Provision for income taxes	320	304	660	1,039

EBITDA	35,779	34,101	72,828	100,228
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	4,418	4,792	38,708	14,395
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,670	1,707	4,810	5,040
Copano’s share of interest and other financing costs incurred by our equity method investments	440	615	1,305	1,093

Adjusted EBITDA	$42,307	$41,215	$117,651	$120,756

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$29,075	$21,121	$94,489	$100,749
Add: Cash paid for interest and other financing costs	11,961	14,545	38,466	38,829
Equity in earnings (loss) from unconsolidated affiliates	2,049	2,529	(19,788)	6,112
Distributions from unconsolidated affiliates	(6,006)	(6,894)	(16,999)	(18,333)
Risk management activities	(4,764)	(4,983)	(10,766)	(23,462)
Changes in working capital and other	3,464	7,783	(12,574)	(3,667)

EBITDA	35,779	34,101	72,828	100,228
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	4,418	4,792	38,708	14,395
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,670	1,707	4,810	5,040
Copano’s share of interest and other financing costs incurred by our equity method investments	440	615	1,305	1,093

Adjusted EBITDA	$42,307	$41,215	$117,651	$120,756

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Reconciliation of net income (loss) to total distributable cash flow:
Net income (loss)	$7,298	$3,729	$(15,073)	$15,672
Add: Depreciation and amortization(1)	15,218	14,628	46,002	41,628
Amortization of commodity derivative options	8,163	9,236	24,211	27,715
Amortization of debt issue costs	983	895	2,773	3,060
Equity-based compensation	2,448	2,345	7,849	6,600
Distributions from unconsolidated affiliates	6,563	7,297	19,554	21,524
Unrealized (gain) loss associated with line fill contributions and gas imbalances	(240)	(556)	2,098	(29)
Unrealized loss (gain) on derivative activity	494	194	(555)	(1,442)
Deferred taxes and other	124	68	(245)	740
Less: Equity in (earnings) loss from unconsolidated affiliates	(2,049)	(2,529)	19,788	(6,112)
Maintenance capital expenditures	(3,290)	(1,886)	(6,370)	(7,932)

Total distributable cash flow	$35,712	$33,421	$100,032	$101,424

(1)	Includes activity related to the discontinued operations of the crude oil pipeline and related assets discussed in Item 1, Note 13 to our unaudited consolidated financial statements.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) an imbalance monitoring and control system.

Our “standardized” processing margin is based on a fixed set of assumptions, with respect to NGL composition and fuel consumption per recovered gallon, which we believe is generally reflective of our business. Because these assumptions are held stable over time, changes in underlying natural gas and NGL prices drive changes in the standardized processing margin. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices, such as volumes, changes in NGL composition, recovery rates and variable contract terms. However, we believe this calculation is representative of the current operating commodity price environment of our Houston Central processing operations, and we use this calculation to track commodity price relationships. Our standardized processing margins averaged $0.4704 and $0.4541 per gallon during the three months ended September 30, 2010 and 2009, respectively. Our standardized processing margins averaged $0.5337 and $0.3266 per gallon during the nine months ended September 30, 2010 and 2009, respectively. The average standardized processing margin for the period from January 1, 1989 through September 30, 2010 is $0.1630 per gallon.

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

•	the volatility of prices and market demand for natural gas, crude oil and NGLs, and for products derived from these commodities;

•	our ability to continue to connect new sources of natural gas supply and the NGL content of new supplies;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas and NGL supplies;

•	our ability to retain key customers and contract with new customers;

•	our ability to access or construct new NGL fractionation and transportation capacity;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to meet in-service dates and cost expectations for construction projects;

•	our ability to successfully integrate any acquired asset or operations;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	force majeure situations such as the loss of a market or facility downtime;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Item 1A, “Risk Factors” in Part II of this report, in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2010 and March 31, 2010 and in our 2009 10-K. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Total segment gross margin(1)(2)	$57,903	$53,430	$165,863	$157,467
Operations and maintenance expenses(2)	13,004	13,202	38,337	38,764
Depreciation and amortization(2)	15,218	14,575	46,002	41,071
General and administrative expenses	9,869	9,200	31,311	29,246
Taxes other than income	1,315	836	3,658	2,349
Equity in (earnings) loss from unconsolidated affiliates(3)(4)(5)(6)	(2,049)	(2,529)	19,788	(6,112)

Operating income(2)(3)	20,546	18,146	26,767	52,149
Gain on retirement of unsecured debt	—	—	—	3,939
Interest and other financing costs, net	(12,928)	(14,375)	(41,180)	(40,770)
Provision for income taxes	(320)	(304)	(660)	(1,039)
Discontinued operations, net of tax	—	262	—	1,393

Net income (loss)	7,298	3,729	(15,073)	15,672
Preferred unit distributions	(7,500)	—	(7,500)	—

Net (loss) income to common units	$(202)	$3,729	$(22,573)	$15,672

Total segment gross margin:
Oklahoma(2)	$23,010	$18,284	$69,106	$50,058
Texas	31,218	26,875	90,134	70,775
Rocky Mountains(7)	1,091	634	3,342	2,144

Segment gross margin(2)	55,319	45,793	162,582	122,977
Corporate and other(8)	2,584	7,637	3,281	34,490

Total segment gross margin(1)(2)	$57,903	$53,430	$165,863	$157,467

Segment gross margin per unit:
Oklahoma:
Service throughput ($/MMBtu)(2)	$0.93	$0.76	$0.97	$0.69
Texas:
Service throughput ($/MMBtu)	$0.58	$0.48	$0.57	$0.41
Volumes:
Oklahoma:(9)
Service throughput (MMBtu/d)(10)	270,184	260,296	259,710	266,306
Plant inlet volumes (MMBtu/d)	156,676	166,884	156,771	164,741
NGLs produced (Bbls/d)	16,541	16,474	16,180	15,928
Texas:(11)
Service throughput (MMBtu/d)(10)	590,116	613,234	577,678	629,367
Pipeline throughput (MMBtu/d)	319,538	296,003	321,450	296,621
Plant inlet volumes (MMBtu/d)	516,949	543,994	481,285	553,876
NGLs produced (Bbls/d)	19,685	18,197	17,818	17,846
Capital Expenditures:
Maintenance capital expenditures	$3,290	$1,886	$6,370	$7,932
Expansion capital expenditures	29,290	17,283	101,232	42,119

Total capital expenditures	$32,580	$19,169	$107,602	$50,051

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Operations and maintenance expenses:
Oklahoma(2)	$6,163	$6,111	$17,266	$17,335
Texas	6,779	7,089	20,845	21,423
Rocky Mountains	62	2	226	6

Total operations and maintenance expenses(2)	$13,004	$13,202	$38,337	$38,764

(1)	Total segment gross margin is a non-GAAP financial measure. See “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Excludes results attributable to our crude oil pipeline and related assets for the three and nine months ended September 30, 2009; which are classified as discontinued operations, as discussed in Note 13, “Discontinued Operations,” in our unaudited consolidated financial statements included in Item 1 of this report.

(3)	During the three months ended June 30, 2010, we recorded a $25 million non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the CIG forward price curve.

(4)	Includes results and volumes associated with our interests in Bighorn and Fort Union. Combined volumes gathered by Bighorn and Fort Union were 913,730 MMBtu/d and 952,126 MMBtu/d for the three months ended September 30, 2010 and 2009, respectively. Combined volumes gathered by Bighorn and Fort Union were 914,967 MMBtu/d and 979,408 MMBtu/d for the nine months ended September 30, 2010 and 2009, respectively.

(5)	Includes results and volumes associated with our interest in Southern Dome. For the three months ended September 30, 2010, plant inlet volumes for Southern Dome averaged 12,338 MMBtu/d and NGLs produced averaged 444 Bbls/d. For the three months ended September 30, 2009, plant inlet volumes for Southern Dome averaged 13,857 MMBtu/d and NGLs produced averaged 523 Bbls/d. For the nine months ended September 30, 2010, plant inlet volumes for Southern Dome averaged 13,046 MMBtu/d and NGLs produced averaged 466 Bbls/d. For the nine months ended September 30, 2009, plant inlet volumes for Southern Dome averaged 13,304 MMBtu/d and NGLs produced averaged 490 Bbls/d.

(6)	Includes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval, net of intercompany volumes, were 53,668 MMBtu/d and 72,985 MMBtu/d for the three months ended September 30, 2010 and 2009, respectively. Gross volumes transported by Webb Duval, net of intercompany volumes, were 56,145 MMBtu/d and 82,001 MMBtu/d for the nine months ended September 30, 2010 and 2009, respectively.

(7)	Rocky Mountains segment gross margin includes results from producer services, including volumes purchased for resale, volumes gathered under firm capacity gathering agreements with Fort Union, volumes transported using our firm capacity agreements with WIC and compressor rental services provided to Bighorn. Excludes results and volumes associated with our interest in Bighorn and Fort Union.

(8)	Corporate and other includes results attributable to our commodity risk management activities.

(9)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. For the three months ended September 30, 2010, plant inlet volumes averaged 118,327 MMBtu/d and NGLs produced averaged 13,458 Bbls/d for plants owned by the Oklahoma segment. For the three months ended September 30, 2009, plant inlet volumes averaged 129,832 MMBtu/d and NGLs produced averaged 13,410 Bbls/d for plants owned by the Oklahoma segment. For the nine months ended September 30, 2010, plant inlet volumes averaged 120,007 MMBtu/d and NGLs produced averaged 13,142 Bbls/d for plants owned by the Oklahoma segment. For the nine months ended September 30, 2009, plant inlet volumes averaged 127,067 MMBtu/d and NGLs produced averaged 12,970 Bbls/d for plants owned by the Oklahoma segment. Excludes volumes associated with our interest in Southern Dome.

(10)	“Service throughput” means the volume of natural gas delivered to our wholly owned processing plants by third-party pipelines plus our “pipeline throughput,” which is the volume of natural gas transported or gathered through our pipelines.

(11)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 498,057 MMBtu/d and NGLs produced averaged 18,401 Bbls/d for the three months ended September 30, 2010 for plants owned by the Texas segment. Plant inlet volumes averaged 537,099 MMBtu/d and NGLs produced averaged 17,653 Bbls/d for the three months ended September 30, 2009 for plants owned by the Texas segment. Plant inlet volumes averaged 470,292 MMBtu/d and NGLs produced averaged 17,052 Bbls/d for the nine months ended September 30, 2010 for plants owned by the Texas segment. Plant inlet volumes averaged 537,382 MMBtu/d and NGLs produced averaged 16,504 Bbls/d for the nine months ended September 30, 2009 for plants owned by the Texas segment. Excludes volumes associated with our interest in Webb Duval.

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Net income, which is prior to deducting in-kind preferred unit distributions, increased 97% to $7.3 million for the three months ended September 30, 2010 compared to net income of $3.7 million for the three months ended September 30, 2009, primarily as a result of higher total segment gross margin reflecting average NGL price increases of 32% on the Conway index and 14% on the Mt. Belvieu index and lower interest expense associated with our outstanding debt.

Net loss to common units after deducting $7.5 million of in-kind preferred unit distributions on our Series A convertible preferred units issued in July 2010 totaled $0.2 million, or $0.00 per unit on a diluted basis, for the three months ended September 30, 2010 compared to net income to common units of $3.7 million, or $0.06 per unit on a diluted basis, for the three months ended September 30, 2009. Weighted average diluted units outstanding totaled 65.7 million for the three months ended September 30, 2010 as compared to 58.0 million for the same period in 2009.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $23.0 million for the three months ended September 30, 2010 compared to $18.3 million for the three months ended September 30, 2009, an increase of $4.7 million, or 26%. The increase in segment gross margin resulted primarily from period-over-period increases in average natural gas and NGL prices of 39% and 32%, respectively. Oklahoma segment gross margin per unit of service throughput increased $0.17 per MMBtu to $0.93 per MMBtu for the three months ended September 30, 2010 compared to $0.76 per MMBtu for the three months ended September 30, 2009. The increase in segment gross margin was also due to an increase in service throughput of 4% but partially offset by a decrease in plant inlet volumes of 6%. NGL production remained flat between the periods. The increase in service throughput is primarily attributable to increased drilling and production of lean gas in the Woodford Shale area near our Cyclone Mountain system, offset by normal production declines in rich gas areas. For the three months ended September 30, 2010, plant inlet volumes at our Paden plant decreased 16% compared to the three months ended September 30, 2009 primarily as a resulted of normal production declines on the Stroud gathering system.. Please read “— Trends and Uncertainties — Market and Industry Trends” and — “Commodity Price and Producer Activity.”

Texas Segment Gross Margin.  Texas segment gross margin was $31.2 million for the three months ended September 30, 2010 compared to $26.9 million for the three months ended September 30, 2009, an increase of $4.3 million, or 16%. Texas segment gross margin per unit of service throughput increased $0.10 per MMBtu to $0.58 per MMBtu for the three months ended September 30, 2010 compared to $0.48 per MMBtu for the three months ended September 30, 2009, reflecting 14% higher NGL prices, the impact of our fractionation facilities for a full quarter and an increase of pipeline throughput associated with fee-based contracts in the Eagle Ford Shale and the Barnett Shale Combo Play. The increase in segment gross margin was partially offset by a decline of 4% in service throughput for the three months ended September 30, 2010 and higher average natural gas prices, which increased 30% compared to the three months ended September 30, 2009. The Texas segment’s gathering and NGL production each increased 8%, and processed volumes decreased 5% during the three months ended September 30, 2010. The increase in NGL production is due to producers’ continued focus on producing rich gas because of the current beneficial pricing environment for NGLs and reflects a 47% increase of volumes behind our Saint Jo plant in the Barnett Shale Combo Play. Processed volumes decreased because no volumes were available to be processed at our Lake Charles plant during the current quarter. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.” We started the fractionator at our Houston Central plant in late April 2010, which reduced our third party fractionation costs and enabled us to begin charging fractionation fees to producers, resulting in an increase to our gross margin of $3.0 million during the three months ended September 30, 2010.

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $1.1 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009, an increase of $0.5 million, or 83%. This increase is primarily the result of increased compressor rental income from Bighorn.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was a $2.6 million gain for the three months ended September 30, 2010 compared to a $7.6 million gain for the three months ended September 30, 2009, a decrease of $5.0 million. The gain for the three months ended September 30, 2010 includes $11.1 million of net cash settlements received on expired commodity derivative instruments offset by $0.3 million of unrealized loses on our commodity derivative instruments and $8.2 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The gain for the three months ended September 30, 2009 includes $16.4 million of net cash settlements received on expired commodity derivative instruments offset by $0.4 million of unrealized mark-to-market losses on our commodity derivative instruments and $9.2 million of non-cash amortization expense relating to the option component of our commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $13.0 million for the three months ended September 30, 2010 compared to $13.2 million for the three months ended September 30, 2009. The 2% decrease is attributable primarily to a reduction in our Oklahoma segment’s compressor rental costs partially offset by an increase in utility costs.

Depreciation and, Amortization.  Depreciation and amortization totaled $15.2 million for the three months ended September 30, 2010 compared with $14.6 million for the three months ended September 30, 2009, an increase of 4%. This increase relates primarily to additional depreciation and amortization resulting from capital expenditures made subsequent to September 30, 2009, including expenditures relating to the fractionation facility at our Houston Central plant, the expansion of our Saint Jo plant and the construction of the Dewitt-Karnes pipeline header in Texas.

General and Administrative Expenses.  General and administrative expenses totaled $9.9 million for the three months ended September 30, 2010 compared to $9.2 million for the three months ended September 30, 2009. The 8% increase consists primarily of a $0.9 million increase in personnel, compensation and benefits costs offset by a $0.2 million increase in management fees received from our unconsolidated affiliates.

Interest and Other Financing Costs.  Interest and other financing costs totaled $12.9 million for the three months ended September 30, 2010 compared to $15.4 million for the three months ended September 30, 2009, a decrease of $2.5 million, or 16%. Interest expense related to our revolving credit facility totaled $0.3 million (including net settlements paid under our interest rate swaps of $1.1 million and net of $1.4 million of capitalized interest) and $2.4 million (including net settlements paid under our interest rate swaps of $1.5 million and net of $0.6 million of capitalized interest) for the three months ended September 30, 2010 and 2009, respectively. Interest and other financing costs for the three months ended September 30, 2010 includes unrealized mark-to-market losses of $0.1 million on undesignated interest rate swaps compared to unrealized mark-to-market losses of $0.6 million for the same period in 2009. Amortization of debt issue costs totaled $1.0 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively. Average borrowings under our credit arrangements for the three months ended September 30, 2010 and 2009 were $621.3 million and $852.1 million with average interest rates of 8.9% and 7.2%, respectively. Please read “— Liquidity and Capital Resources — Description of Our Indebtedness.”

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Net loss, which is prior to deducting in-kind preferred unit distributions, for the nine months ended September 30, 2010 totaled $15.1 million compared to net income of $15.7 million for the nine months ended September 30, 2009. Primary drivers of this year over year decrease include (a) a $25.0 million non-cash impairment charge recorded in the second quarter of 2010 related to our investment in Bighorn resulting from a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve, (b) a $3.9 million gain in 2009 on the retirement of debt and (c) $2.9 million of income in 2009 related to our crude oil operations sold in October 2009 and other non-recurring income.

Net loss to common units after deducting $7.5 million of in-kind preferred unit distributions on our Series A convertible preferred units issued in July 2010 totaled $22.6 million, or $0.36 per unit on a diluted basis for the nine months ended September 30, 2010 compared to net income to common units of $15.7 million, or $0.27 per unit on a diluted basis for the nine months ended September 30, 2009. Weighted average diluted units outstanding totaled 63.2 million for the nine months ended September 30, 2010 as compared to 58.0 million for the same period in 2009.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $69.1 million for the nine months ended September 30, 2010 compared to $50.1 million for the nine months ended September 30, 2009, an increase of $19.0 million, or 38%. The increase in segment gross margin resulted primarily from period-over-period increases in average natural gas and NGL prices of 46% and 52%, respectively. The Oklahoma segment gross margin per unit of service throughput increased $0.28 per MMBtu to $0.97 per MMBtu for the nine months ended September 30, 2010 compared to $0.69 per MMBtu for the nine months ended September 30, 2009. The increase in segment gross margin was partially offset by decreases in service throughput and plant inlet volumes of 2% and 5%, respectively, however NGLs produced increased 2%. For the nine months ended September 30, 2010, plant inlet volumes at our Paden plant decreased 10% compared to the nine months ended September 30, 2009 primarily as a result of normal production declines on the Stroud gathering system. Please read ‘‘— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.”

Texas Segment Gross Margin.  Texas segment gross margin was $90.1 million for the nine months ended September 30, 2010 compared to $70.8 million for the nine months ended September 30, 2009, an increase of $19.3 million, or 27%. Texas segment gross margin per unit of service throughput increased $0.16 per MMBtu to $0.57 per MMBtu for the nine months ended September 30, 2010 compared to $0.41 per MMBtu for the nine months ended September 30, 2009, primarily reflecting higher average NGL prices, which increased 43% period-over-period, the impact of our fractionation facilities, which began operating in April 2010 and an increase of pipeline throughput associated with fee-based contracts in the Eagle Ford Shale and the Barnett Shale Combo Play. The increase in segment gross margin was partially offset by a 8% decline in service throughput for the nine months ended September 30, 2010 and higher average natural gas prices, which increased 25% compared to the nine months ended September 30, 2009. The Texas segment’s pipeline volumes increased 8%, plant inlet volumes decreased 13% and NGL produced were flat as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, plant inlet volumes and NGL production at our Saint Jo plant increased 111% and 584%, respectively, from the nine months ended September 30, 2009 as a result of drilling activities in the Barnett Shale Combo Play. We started the fractionator at our Houston Central plant in late April 2010, which reduced our third party fractionation costs and we began charging fractionation fees to producers, which had a net impact on our gross margin was of $4.1 million. For the nine months ended September 30, 2010, volumes originating from the Texas segment and delivered to the Houston Central plant decreased 9% from the nine months ended September 30, 2009. Natural gas delivered to the Houston Central plant and originating from sources other than the Texas segment decreased 16% from the nine months ended September 30, 2009 primarily as a result of a third party pipeline diverting volumes away from the Houston Central plant. Please read “— Trends and Uncertainties — Market and Industry Trends and — Commodity Price and Producer Activity.”

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $3.3 million for the nine months ended September 30, 2010 compared to $2.1 million for the nine months ended September 30, 2009, an increase of $1.2 million, or 57%. This increase is primarily the result of increased compressor rental income from Bighorn, which began during the second quarter of 2009.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was a gain of $3.3 million for the nine months ended September 30, 2010 compared to a gain of $34.5 million for the nine months ended September 30, 2009, a decrease of $31.2 million. The gain for the nine months ended September 30, 2010 includes $27.6 million of net cash settlements received on expired commodity derivative instruments offset by $0.1 million of unrealized losses on our commodity derivative instruments and $24.2 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The gain for the nine months ended September 30, 2009 includes $62.3 million of net cash settlements received on expired commodity derivative instruments, offset by $27.7 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and a $0.1 million of unrealized mark-to-market loss on our commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $38.3 million for the nine months ended September 30, 2010 compared to $38.8 million for the nine months ended September 30, 2009. The 1% decrease is primarily driven by a decrease in our Texas segment as a result of returning refrigeration plants that were leased during the construction of our Saint Jo plant partially offset by an increase in utility costs.

Depreciation and Amortization.  Depreciation and amortization totaled $46.0 million for the nine months ended September 30, 2010 compared with $41.1 million for the nine months ended September 30, 2009, an increase of 12%. This increase relates primarily to additional depreciation and amortization recognized from capital expenditures made subsequent to September 30, 2009, including expenditures relating to the fractionation facility at our Houston Central plant, the expansion of our Saint Jo plant and the construction of the Dewitt-Karnes pipeline header.

General and Administrative Expenses.  General and administrative expenses totaled $31.3 million for the nine months ended September 30, 2010 compared to $29.2 million for the nine months ended September 30, 2009. The 7% increase consists primarily of increases of (i) $2.6 million in personnel, compensation and benefits costs and (ii) $0.6 million in legal and accounting fees, offset by a $0.8 million reduction in expenses associated with acquisition initiatives and a $0.3 million increase in management fees received from our unconsolidated affiliates.

Interest and Other Financing Costs.  Interest and other financing costs totaled $41.2 million for the nine months ended September 30, 2010 compared to $41.9 million for the nine months ended September 30, 2009, a decrease of $0.7 million, or 2%. Interest expense related to our revolving credit facility totaled $4.5 million (including net settlements paid under our interest rate swaps of $4.2 million and net of $2.7 million of capitalized interest) and $5.5 million (including net settlements paid under our interest rate swaps of $3.9 million and net of $3.0 million of capitalized interest) for the nine months ended September 30, 2010 and 2009, respectively. Interest and other financing costs for the nine months ended September 30, 2010 includes unrealized mark-to-market gains of $0.7 million on undesignated interest rate swaps compared to unrealized mark-to-market gains of $1.6 million for the same period in 2009. Interest expense on our senior unsecured notes decreased to $34.7 million for the nine months ended September 30, 2010 from $34.9 million for the nine months ended September 30, 2009, primarily related to interest savings as a result of retiring $18.2 million of our 7.75% senior unsecured notes due 2018 during the nine months ended September 30, 2009. Amortization of debt issue costs totaled $2.8 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively. Average borrowings under our credit arrangements for the nine months ended September 30, 2010 and 2009 were $724.6 million and $847.5 million with average interest rates of 8.0% and 7.2%, respectively. Please read ‘‘— Liquidity and Capital Resources — Description of Our Indebtedness.”

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

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$94,489	$100,749
Net cash used in investing activities	(111,596)	(60,706)
Net cash provided by (used in) financing activities	74,196	(68,349)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $94.5 million for the nine months ended September 30, 2010 compared to $100.7 million for the nine months ended September 30, 2009. The decrease in cash provided by operating activities of $6.2 million was attributable to the following changes:

•	risk management activities used an additional $12.7 million of cash flow for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily because we purchased commodity derivative instruments at a total cost of $14.2 million during the nine months ended September 30, 2010, whereas in the nine months ended September 30, 2009, we did not purchase commodity derivative instruments;

•	a $1.3 million decrease in cash distributions received from certain of our unconsolidated affiliates (Bighorn, Fort Union and Webb Duval) in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009;

partially offset by:

•	a $6.0 million increase in cash flow provided by operating activities for the nine months ended September 30, 2010 compared with the same period in 2009; and

•	a $1.8 million decrease in interest payments for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of lower average borrowings.

Investing Cash Flows.  Net cash used in investing activities was $111.6 million and $60.7 million for the nine months ended September 30, 2010 and 2009, respectively. Investing activities for the nine months ended September 30, 2010 included (i) $103.5 million of capital expenditures related to the construction of the gathering lines upstream of our Saint Jo plant, rights-of-way acquisition and construction of the Dewitt-Karnes pipeline header in south Texas, as well as constructing well interconnects to attach volumes in new areas, and (ii) $11.2 million of investments in Eagle Ford, Bighorn and Fort Union offset by (i) $2.6 million of distributions from Bighorn and Southern Dome in excess of equity earnings and (ii) other investing activities of $0.5 million. Investing activities for the third quarter of 2009 included (i) $59.3 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $3.2 million of investment in Bighorn and (iii) other investing activities of $1.4 million, offset by $3.2 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings and other.

Financing Cash Flows.  Net cash provided by financing activities totaled $74.2 million during the nine months ended September 30, 2010 and included (i) proceeds from our private placement of Series A convertible preferred units net of underwriting discounts and commissions and fees of $285.3 million, (ii) net proceeds from our public offering of common units in 2010 (including units issued upon the underwriters’ exercise of their option to purchase additional units) of $164.3 million and (iii) proceeds from the exercise of unit options of $3.2 million offset by (i) net repayments under our revolving credit facility of $270 million, (ii) distributions to our unitholders of $107.6 million, and (iii) deferred financing costs of $1.0 million. Net cash used in financing activities totaled $68.3 million during the nine months ended September 30, 2009 and included (i) borrowings under our revolving credit facility of $50.0 million and (ii) proceeds from the exercise of unit options of $0.2 million, offset by (i) $14.3 million to retire a portion of our 7.75% senior unsecured notes due 2018, (ii) distributions to our unitholders of $94.2 million and (iii) the repayment of $10.0 million of our revolving credit facility.

Liquidity and Capital Resources

Sources of Liquidity.  Cash from operations, borrowings under our revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations or generate additional revenues, interest payments on our revolving credit facility and senior unsecured notes, distributions to our unitholders and acquisitions of new assets or businesses. We generally fund short-term cash requirements such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, using cash from operating activities. We generally use several sources to fund long-term cash requirements such as expansion projects and acquisitions, including cash flows from operating activities, borrowings under our revolving credit facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions.

For additional discussion, please read “— Our Long-Term Growth Strategy” under Item 7 of our 2009 10-K.

Effects of Recent Economic Changes; Outlook.  Commodity prices in 2009 led to a decline in drilling activity, and in turn a decline in the volumes of natural gas we gathered and processed in 2009 and into 2010. Commodity prices and financial market conditions have improved, but drilling activity remains sporadic, particularly in lean gas areas where producers employ conventional drilling techniques. It remains unclear when producers will undertake sustained increases in drilling activity throughout the areas in which we operate. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, will be adversely affected if we experience declining volumes in combination with unfavorable commodity prices over a sustained period.

We have been able to offset the effects of unfavorable pricing environments using cash from settlements of commodity derivative instruments we acquired during the favorable pricing environment that prevailed before late 2008. The strike prices of our derivative instruments for 2010 were based on 2008 prices, which are substantially higher than those of instruments we acquired in 2009 and 2010, as well as the strike prices for instruments we could acquire today. Our commodity derivative portfolio for 2011 is composed of instruments acquired in 2008, 2009 and 2010 and therefore reflects the less favorable strike prices that prevailed after 2008. To the extent we rely on derivative instruments to offset unfavorable pricing in 2011, our cash from settlements of derivative instruments will be lower than in 2009 and 2010.

We believe that through our cash from operations, cash on hand and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans change or our assumptions prove inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions and organic expansion have been, and our management believes will continue to be, key elements of our business strategy. In addition, we continue to consider opportunities for strategic greenfield projects. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt or equity issuances, or both. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets, and other financial and business factors, many of which are beyond our control.

Generally, we believe that financial markets now offer greater liquidity than was available at the height of the financial crisis, but at a higher cost in general than we would have experienced before the financial crisis.

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

During the nine months ended September 30, 2010, our capital expenditures totaled $107.6 million, consisting of $6.4 million of maintenance capital and $101.2 million of expansion capital. We funded our capital expenditures with funds from operations and borrowings under our revolving credit facility. Expansion capital expenditures were related to the construction and gathering lines upstream of our Saint Jo plant, expansion of the Saint Jo plant, right-of-way acquisition, construction of the Dewitt-Karnes pipeline header in Texas, start up of our fractionator at the Houston Central plant, completion of the Burbank plant and installation of treating and compression facilities in Oklahoma, as well as constructing well interconnects to attach volumes in new areas. Based on our current scope of operations, we anticipate incurring approximately $10 million to $12 million of maintenance capital expenditures over the next 12 months. We anticipate incurring approximately an additional $120 million in expansion capital expenditures in 2010 and 2011 enhancing the capabilities and capacities of our current asset base.

Investment in Unconsolidated Affiliates.  During nine months ended September 30, 2010, our capital contributions to our unconsolidated affiliates totaled $11.2 million and consisted primarily of contributions to Eagle Ford Gathering for its initial construction of the Eagle Ford gathering system. We anticipate making additional cash contributions to Eagle Ford Gathering of approximately $85 million related to remaining construction and completion of the gathering system and to our Rocky Mountains unconsolidated affiliates.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$38,349	$153,398

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan (“LTIP”). Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of November 1, 2010, we had 54,452 outstanding restricted units and 884,268 outstanding phantom units.

Our Indebtedness

As of September 30, 2010 and December 31, 2009, our aggregate outstanding indebtedness totaled $582.2 million and $852.2 million, respectively, and we were in compliance with our financial debt covenants under our revolving credit facility and our incurrence covenants under the indentures of our senior notes.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family rating of Ba3 with a negative outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of September 30, 2010, we had no outstanding borrowings under our $550 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent.

Our revolving credit facility matures on October 18, 2012 and includes 28 lenders with commitments ranging from $1 million to $60 million, with the largest commitment representing 10.9% of the total commitments. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of September 30, 2010 and December 31, 2009, we had no letters of credit outstanding. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

At September 30, 2010, our ratio of total debt to EBITDA was 3.02x, and our ratio of EBITDA to interest expense was 3.60x. Based on our ratio of total debt to EBITDA at September 30, 2010, we have approximately $390 million of available borrowing capacity under the revolving credit facility before we reach the maximum total debt to EBITDA ratio of 5.0 to 1.0.

If an event of default exists under the revolving credit facility, our lenders could terminate their commitments to lend to us and accelerate the maturity of our outstanding obligations under the revolving credit facility.

Senior Unsecured Notes.  The indentures governing our senior unsecured notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the senior unsecured notes indentures) is at least 1.75x. At September 30, 2010, our ratio of EBITDA to fixed charges was 3.38x.

For additional details on the revolving credit facility and Senior Notes, please read Note 5 “Long-Term Debt,” to our unaudited consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010.

Recent Accounting Pronouncements

For information on new accounting pronouncements, please read Note 2 “New Accounting Pronouncements,” to our unaudited consolidated financial statements included in Item 1 of this report.

Critical Accounting Policies

For a discussion of our critical accounting policies for revenue recognition, impairment of long-lived assets, risk management activity and equity method of accounting for unconsolidated affiliates, which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of: (i) processing or conditioning at our processing plants or third-party processing plants, (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and (iii) the cost of third-party transportation and fractionation services. The following discussion describes our commodity price risks as of September 30, 2010. To the extent that they influence the level of drilling activity, commodity prices also affect all of our segments indirectly.

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

To mitigate basis risk affecting our natural gas positions in Oklahoma and Texas, we have basis swaps on the CenterPoint East and the Houston Ship Channel indices for 2010 and 2011. Also, in November 2010, we amended our risk management policy to permit purchase of basis swaps on NGLs, priced at Mt. Belvieu or Conway, to allow us to lock in basis spread price differentials between Mt. Belvieu or Conway and eliminate the risk of the basis fluctuation. For additional information about our commodity hedge portfolio at September 30, 2010, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of this report.

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.6 million to our total segment gross margin for the nine months ended September 30, 2010. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in a corresponding decrease of approximately $0.1 million to our total segment gross margin, and vice versa, for the nine months ended September 30, 2010. These relationships are not necessarily linear. As actual prices have fallen below the strike prices of our hedges in the first nine months of 2010, sensitivity to further changes in commodity prices have been reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin.

Our Hedge Portfolio

Commodity Hedges.  As of September 30, 2010, our commodity hedge portfolio totaled a net asset of $32.4 million, which consists of assets aggregating $36.0 million and liabilities aggregating $3.6 million. For additional information, please read “— Recent Developments” in Item 2 of this report and Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of this report for tables summarizing our commodity hedge portfolio as of September 30, 2010.

Interest Rate Swaps.  As of September 30, 2010, the fair value of our interest rate swaps liability totaled $7.9 million. For additional information on our interest rate swaps, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of the report.

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the nine months ended September 30, 2010, DCP Midstream (15%), ONEOK Energy Services, L.P. (18%), ONEOK Hydrocarbons, L.P. (19%), Kinder Morgan (7%) and Enterprise Products Operating, L.P. (8%), collectively, accounted for approximately 67% of our revenue. As of September 30, 2010, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 26% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of September 30, 2010, Barclays Bank PLC (34%), Deutsche Bank AG (14%) Goldman Sachs (19%) and JP Morgan (16%) accounted for approximately 83% of the value of our net commodity hedging positions. As of September 30, 2010, all of these counterparties were rated A2 and A- or better by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2010 at the reasonable assurance level. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2010 that has materially affected or is reasonably likely to materially affect such internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Please read Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this report which is incorporated in this item by reference.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in this item and under Item 1A, “Risk Factors,” in our 2009 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 and for the three and six months ended June 30, 2010. These risks and uncertainties could materially adversely affect our business, financial condition and results of operations. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be materially adversely affected.

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

We may not have sufficient available cash each quarter to pay distributions at the current level. Under the terms of our limited liability company agreement, we must set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas gathered and transported on our pipelines;

•	the amount and NGL content of the natural gas we process;

•	the fees we charge and the margins we realize for our services;

•	the fees we pay to third parties for their services;

•	the prices of natural gas, NGLs and crude oil;

•	the relationship between natural gas and NGL prices;

•	the level of our operating costs and the impact of inflation on those costs; and

•	the weather in our operating areas.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the amount of capital we spend on projects, and their profitability and the timing of the associated cash flow;

•	our ability to borrow money and access capital markets;

•	the cost of any acquisitions we make;

•	the effectiveness of our hedging program and the creditworthiness of our hedging counterparties;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes;

•	restrictions on distributions by entities in which we own interests;

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business; and

•	prevailing economic conditions.

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

Our ability to provide service to our customers depends in part on the availability of third-party pipelines and other facilities, and because we do not own or operate these pipelines and facilities, their continuing operation or availability is not within our control. For example, we rely on Kinder Morgan’s Laredo-to-Katy pipeline to transport natural gas from many of our Texas gathering systems to, and Dow Hydrocarbon to take delivery of NGLs from, our Houston Central plant, and we rely on ONEOK Hydrocarbon to take delivery of NGLs from several of our Oklahoma processing plants. We also depend on other third-party processing plants, pipelines and other facilities to provide our customers with processing, delivery, fractionation or transportation options.

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

If any of these pipelines and other facilities becomes unavailable or limited in its ability to provide services on which we depend, our revenues and cash flow could be adversely affected. We would likely incur higher fees or other costs in arranging for alternatives. A prolonged interruption or reduction of service on Kinder Morgan, Dow Hydrocarbon, ONEOK Hydrocarbon or another pipeline or facility on which we depend could hinder our ability to contract for additional gas supplies.

We may incur significant costs and liabilities resulting from pipeline safety and integrity programs and related compliance efforts.

We are subject to regulation by the DOT under the Natural Gas Pipeline Safety Act of 1968 with respect to our natural gas lines and the Hazardous Liquids Pipeline Safety Act of 1979 with respect to our NGL lines, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, we are subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES”), and pursuant to which the DOT has implemented regulations establishing mandatory inspections for all United States oil (including NGL) and natural gas transportation pipelines and gathering lines meeting certain operational risk and location requirements. Moreover, the DOT has developed PIPES regulations that require operators of certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified unusually sensitive areas to comply with additional safety requirements addressing primarily corrosion and third-party damage concerns applicable to such pipelines.

Although many of our natural gas facilities fall within a class that is not currently subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. Our NGL pipelines are also subject to integrity management and other safety regulations imposed by the TRRC.

In response to recent major pipeline accidents, including an explosion in a residential neighborhood in San Bruno, California, Congress is considering several bills proposing increased pipeline safety requirements. Among the changes being considered are significantly higher maximum civil penalties, new standards for excess flow and shutoff valves, public accessibility of pipeline information and expansion of safety requirements to classes of pipeline that were formerly exempt. We cannot predict the final outcome of these legislative efforts or the precise impact that compliance with any resulting new requirements may have on our business.

Any new or expanded pipeline safety requirements could increase our cost of operation and impair our ability to provide service during the period in which assessments and repairs take place, adversely affecting our business.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number		Description

2.1		Purchase Agreement dated as of August 31, 2007 among Copano Energy, L.L.C., Copano Energy/Rocky Mountains, L.L.C., and Cantera Resources Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2007).
2.2		Contribution Agreement dated as of April 5, 2007 by and among Cimmarron Gathering GP, LLC, Taos Gathering, LP and Cimmarron Transportation, L.L.C. and Copano Energy, L.L.C. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 11, 2007).
3.1		Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2		Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3		Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 21, 2010).
3.4		Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 22, 2010).
4.1		Indenture, dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2		Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.3		Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.4		Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.5		Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.4 above).
4.6		Registration Rights Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 22, 2010).
10.1		Copano Energy, L.L.C. Management Change in Control Severance Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 31, 2010).
10.2		Retirement, Release and Consulting Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 30, 2010).
10.3		Series A Convertible Preferred Unit Purchase Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2010).
10.4		Director Designation Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2010).
10.5		Second Amendment to the Amended and Restated Credit Agreement, dated July 21, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 22, 2010).
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

Number		Description

31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32	.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2**	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101	.CAL*	XBRL Calculation Linkbase Document.
101	.DEF*	XBRL Definition Linkbase Document.
101	.INS*	XBRL Instance Document.
101	.LAB*	XBRL Labels Linkbase Document.
101	.PRE*	XBRL Presentation Linkbase Document.
101	.SCH*	XBRL Schema Document.

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on November 5, 2010.

Copano Energy, L.L.C.

By:	/s/ R. Bruce Northcutt
R. Bruce Northcutt
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carl A. Luna
Carl A. Luna
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)