Form 10-Q
period 2011-03-31
Copano Energy, L.L.C.
filed 2011-05-06
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

There were 66,084,889 common units of Copano Energy, L.L.C. outstanding at May 2, 2011. Copano Energy, L.L.C.’s common units trade on The NASDAQ Stock Market LLC under the symbol “CPNO.”

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
	Unaudited Consolidated Statement of Members’ Capital and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	50

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 6.	Exhibits	51
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In thousands, except unit information)

ASSETS
Current assets:
Cash and cash equivalents	$69,388	$59,930
Accounts receivable, net	97,528	96,662
Risk management assets	3,875	7,836
Prepayments and other current assets	4,249	5,179

Total current assets	175,040	169,607

Property, plant and equipment, net	950,195	912,157
Intangible assets, net	186,994	188,585
Investments in unconsolidated affiliates	626,122	604,304
Escrow cash	1,850	1,856
Risk management assets	12,256	11,943
Other assets, net	18,322	18,541

Total assets	$1,970,779	$1,906,993

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$133,837	$117,706
Accrued interest	8,790	10,621
Accrued tax liability	1,222	913
Risk management liabilities	10,638	9,357
Other current liabilities	15,275	14,495

Total current liabilities	169,762	153,092

Long term debt (includes $524 and $546 bond premium as of March 31, 2011 and December 31, 2010, respectively)	677,714	592,736
Deferred tax provision	2,485	1,883
Risk management and other noncurrent liabilities	3,673	4,525
Commitments and contingencies (Note 9)
Members’ capital:
Series A convertible preferred units, no par value, 10,849,826 units and 10,585,197 units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	285,172	285,172
Common units, no par value, 66,043,613 units and 65,915,173 units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,162,791	1,161,652
Paid in capital	55,162	51,743
Accumulated deficit	(348,357)	(313,454)
Accumulated other comprehensive loss	(37,623)	(30,356)

	1,117,145	1,154,757

Total liabilities and members’ capital	$1,970,779	$1,906,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per unit information)

Revenue:
Natural gas sales	$103,795	$120,216
Natural gas liquids sales	149,001	119,318
Transportation, compression and processing fees	24,471	13,114
Condensate and other	12,658	14,018

Total revenue	289,925	266,666

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	223,730	209,865
Transportation(1)	5,849	5,676
Operations and maintenance	15,099	12,103
Depreciation and amortization	16,869	15,201
General and administrative	12,598	10,542
Taxes other than income	1,130	1,162
Equity in earnings from unconsolidated affiliates	(1,702)	(1,795)

Total costs and expenses	273,573	252,754

Operating income	16,352	13,912
Other income (expense):
Interest and other income	7	7
Interest and other financing costs	(11,916)	(14,945)

Income (loss) before income taxes	4,443	(1,026)
Provision for income taxes	(911)	(234)

Net income (loss)	3,532	(1,260)
Preferred unit distributions	(7,880)	—

Net loss to common units	$(4,348)	$(1,260)

Basic and diluted net loss per common unit	$(0.07)	$(0.02)
Weighted average number of common units	65,985	58,206

Distributions declared per common unit	$0.575	$0.575

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$3,532	$(1,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,869	15,201
Amortization of debt issue costs	982	895
Equity in earnings from unconsolidated affiliates	(1,702)	(1,795)
Distributions from unconsolidated affiliates	5,531	5,765
Non-cash (loss) gain on risk management activities, net	(1,216)	533
Equity-based compensation	2,473	2,703
Deferred tax provision	602	27
Other non-cash items	55	(301)
Changes in assets and liabilities:
Accounts receivable	(696)	2,124
Prepayments and other current assets	930	1,167
Risk management activities	(1,917)	597
Accounts payable	2,519	2,063
Other current liabilities	569	1,445

Net cash provided by operating activities	28,531	29,164

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(40,009)	(19,162)
Additions to intangible assets	(1,307)	(263)
Investments in unconsolidated affiliates	(26,800)	(435)
Distributions from unconsolidated affiliates	942	972
Escrow Cash	6	—
Proceeds from sale of assets	159	259
Other	(161)	188

Net cash used in investing activities	(67,170)	(18,441)

Cash Flows From Financing Activities:
Proceeds from long-term debt	85,000	35,000
Repayment of long-term debt	—	(170,000)
Deferred financing costs	(114)	—
Distributions to unitholders	(37,928)	(31,457)
Proceeds from public offering of common units, net of underwriting discounts and commissions of $7,223	—	164,786
Equity offering costs	—	(272)
Proceeds from option exercises	1,139	676

Net cash provided by (used in) financing activities	48,097	(1,267)

Net increase in cash and cash equivalents	9,458	9,456
Cash and cash equivalents, beginning of year	59,930	44,692

Cash and cash equivalents, end of period	$69,388	$54,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred		Common		Class D			Accumulated	Accumulated		Total
	Number	Preferred	Number	Common	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	(Loss) Income	Total	(Loss) Income
							(In thousands)

Balance, December 31, 2010	10,585	$285,172	65,915	$1,161,652	—	$—	$51,743	$(313,454)	$(30,356)	$1,154,757	$—
Issuance of preferred units (paid-in-kind)	265	7,688	—	—	—	—	—	—	—	7,688	—
Accrued in-kind units	—	192	—	—	—	—	—	—	—	192
In-kind distributions	—	(7,880)	—	—	—	—	—	—	—	(7,880)
Cash distributions to common unitholders	—	—	—	—	—	—	—	(38,435)	—	(38,435)	—
Equity-based compensation	—	—	129	1,139	—	—	3,419	—	—	4,558	—
Net income	—	—	—	—	—	—	—	3,532	—	3,532	3,532
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	8,382	8,382	8,382
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	(15,649)	(15,649)	(15,649)

Comprehensive loss											$(3,735)

Balance, March 31, 2011	10,850	$285,172	66,044	$1,162,791	—	$—	$55,162	$(348,357)	$(37,623)	$1,117,145

	Series A Preferred		Common		Class D			Accumulated	Accumulated		Total
	Number	Preferred	Number	Common	Number	Class D	Paid-in	Earnings	Other Comprehensive		Comprehensive
	of Units	Units	of Units	Units	of Units	Units	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
							(In thousands)

Balance, December 31, 2009	—	$—	54,670	$879,504	3,246	$112,454	$42,518	$(158,267)	$(16,183)	$860,026	$—
Conversion of Class D Units into common units	—	—	3,246	112,454	(3,246)	(112,454)	—	—	—	—	—
Cash distributions to common unitholders	—	—	—	—	—	—	—	(31,905)	—	(31,905)	—
Issuance of units	—	—	7,446	172,008	—	—	—	—	—	172,008	—
Equity offering costs	—	—	—	(7,753)	—	—	—	—	—	(7,753)	—
Equity-based compensation	—	—	107	676	—	—	3,106	—	—	3,782	—
Net loss	—	—	—	—	—	—	—	(1,260)	—	(1,260)	(1,260)
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	855	855	855
Unrealized gain-change in fair value of derivatives	—	—	—	—	—	—	—	—	566	566	566

Comprehensive income											$161

Balance, March 31, 2010	—	$—	65,469	$1,156,889	—	$—	$45,624	$(191,432)	$(14,762)	$996,319

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

Our natural gas pipelines collect natural gas from wellheads or designated points near producing wells. We treat and process natural gas as needed to remove contaminants and to extract mixed NGLs, and we deliver the resulting residue gas to third-party pipelines, local distribution companies, power generation facilities and industrial consumers. We sell extracted NGLs as a mixture or as fractionated purity products and deliver them through our plant interconnects or NGL pipelines. We process natural gas from our own gathering systems and from third-party pipelines, and in some cases we deliver natural gas and mixed NGLs to third parties who provide us with transportation, processing or fractionation services. We refer to our operations (i) conducted through our subsidiaries operating in Texas and Louisiana collectively as our “Texas” segment, (ii) conducted through our subsidiaries operating in Oklahoma collectively as our “Oklahoma” segment and (iii) conducted through our subsidiaries operating in Wyoming collectively as our “Rocky Mountains” segment.

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

Our management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading. In the preparation of these financial statements, we evaluated subsequent events through the issuance date of the financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 —	Recent Accounting Pronouncements

Section 1504 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted by the United States Congress in 2010, directs the SEC to develop rules requiring companies engaged in the commercial development of oil, natural gas or minerals to disclose payments made to the United States government and all foreign governments. In its proposed rule release, the SEC indicated that, while the focus of the rule generally is upstream companies, the disclosure requirement may apply to companies that perform certain natural gas processing activities. Payment disclosures would be required at a project level within the Annual Report on Form 10-K beginning with the year ended December 31, 2012. We cannot predict final disclosure requirements that will be required by the SEC.

We have reviewed other recently issued, but not yet adopted, accounting standards and updates in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the accounting literature or applied to other industries and are not expected to a have a material impact on our consolidated cash flows, results of operations or financial position.

Note 3 —	Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Rights-of-way and easements, at cost	$126,803	$125,496
Less accumulated amortization for rights-of-way and easements	(24,598)	(23,234)
Contracts	107,916	107,916
Less accumulated amortization for contracts	(26,609)	(25,153)
Customer relationships	4,864	4,864
Less accumulated amortization for customer relationships	(1,382)	(1,304)

Intangible assets, net	$186,994	$188,585

During the three months ended March 31, 2011 and 2010, we did not place in service any intangible assets with future renewals or extension costs. As of March 31, 2011 and 2010, the weighted average amortization period for all of our intangible assets was 19 years and 20 years, respectively. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 20 years, 18 years and 11 years, respectively, as of March 31, 2011. The weighted average amortization period for our rights-of-way and easements, contracts and customer relationships was 22 years, 18 years and 12 years, respectively, as of March 31, 2010.

Amortization expense was $2,898,000 and $2,780,000 for the three months ended March 31, 2011 and 2010, respectively. Estimated aggregate amortization expense remaining for 2011 and each of the five succeeding fiscal years is approximately: 2011 — $8,706,000; 2012 — $11,684,000; 2013 — $11,510,000; 2014 — $11,232,000; 2015 — $11,171,000; and 2016 — $11,151,000.

Note 4 —	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

		Ownership
Equity Method Investment	Structure	Percentage		Segment
Webb/Duval Gatherers (“Webb Duval”)	Texas general partnership	62.50%		Texas
Eagle Ford Gathering LLC (“Eagle Ford Gathering”)	Delaware limited liability company	50.00%		Texas
Liberty Pipeline Group, LLC (“Liberty Pipeline Group”)	Delaware limited liability company	50.00%		Texas
Southern Dome, LLC (“Southern Dome”)	Delaware limited liability company	69.50	%(1)	Oklahoma
Bighorn Gas Gathering, L.L.C. (“Bighorn”)	Delaware limited liability company	51.00%		Rocky Mountains
Fort Union Gas Gathering, L.L.C. (“Fort Union”)	Delaware limited liability company	37.04%		Rocky Mountains

(1)	Represents Copano’s right to distributions from Southern Dome

No restrictions exist under Webb Duval’s, Southern Dome’s, Bighorn’s, Eagle Ford Gathering’s or Liberty Pipeline Group’s partnership or operating agreements that limit these entities’ ability to pay distributions to their respective partners or members after consideration of their respective current and anticipated cash needs, including debt service obligations. However, Fort Union’s credit agreement provides that it can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash. As of March 31, 2011, Fort Union is in compliance with this financial covenant.

Bighorn and Fort Union.  Our investment in Bighorn totaled $340,597,000 as of March 31, 2011. During the three months ended March 31, 2011 and 2010, we made capital contributions to Bighorn of $300,000 and $435,000, respectively. Our investment in Fort Union totaled $217,352,000 as of March 31, 2011 and during the three months ended March 31, 2011 and 2010, we made no capital contributions to Fort Union.

The summarized financial information for our investments in Bighorn and Fort Union, which are accounted for using the equity method, is as follows (in thousands):

	As of and for the Three Months Ended March 31,
	2011		2010
	Bighorn	Fort Union	Bighorn	Fort Union
		($ in thousands)

Operating revenue	$7,163	$14,358	$8,049	$14,160
Operating expenses	(2,716)	(1,625)	(3,122)	(2,189)
Depreciation and amortization	(1,293)	(1,998)	(1,270)	(1,730)
Interest income (expense) and other	23	(477)	4	(1,002)

Net income	3,177	10,258	3,661	9,239
Ownership %	51%	37.04%	51%	37.04%

	1,620	3,800	1,867	3,422
Priority allocation of earnings and other	146	—	170	—
Copano’s share of management fees charged	49	23	71	22
Amortization of difference between the carried investment and the underlying equity in net assets	(2,813)	(1,606)	(3,042)	(1,606)

Equity in (loss) earnings from
unconsolidated affiliates	$(998)	$2,217	$(934)	$1,838

Distributions	$2,695	$3,334	$2,897	$2,778

Current assets	$4,993	$13,780	$6,572	$12,619
Noncurrent assets	87,660	202,381	91,897	211,094
Current liabilities	(764)	(18,553)	(1,383)	(21,451)
Noncurrent liabilities	(276)	(70,344)	(244)	(84,592)

Net assets	$91,613	$127,264	$96,842	$117,670

Other.  The summarized financial information for our investments in other unconsolidated affiliates (Webb Duval, Eagle Ford Gathering, Liberty Pipeline Group and Southern Dome) is presented below in aggregate (in thousands):

	As of and for the
	Three Months Ended March 31,
	2011	2010
	(In thousands)

Operating revenue	$6,720	$9,265
Operating expenses	(5,820)	(7,668)
Depreciation and amortization	(378)	(380)
Other expense, net	2	2

Net income	$524	$1,219

Current assets	$19,052	$5,239
Noncurrent assets	128,101	21,577
Current liabilities	(19,781)	(6,835)
Noncurrent liabilities	(63)	(59)

Net assets	$127,309	$19,922

Our share of the equity in (loss) earnings from our other unconsolidated affiliates was $483,000 and $890,000 for the three months ended March 31, 2011 and 2010, respectively.

We received total distributions from our other unconsolidated affiliates of $444,000 and $1,062,000 for the three months ended March 31, 2011 and 2010, respectively.

We made cash contributions to our other unconsolidated affiliates of $25,467,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. Contributions for the three months ended March 31, 2011 were primarily made to Eagle Ford Gathering for the construction of gathering pipelines and to Liberty Pipeline Group for the construction of its NGL pipeline.

Note 5 —	Long-Term Debt

	March 31,	December 31,
	2011	2010
	(In thousands)

Long-term debt:
Credit Facility	$95,000	$10,000

Senior Notes:
8.125% senior unsecured notes due 2016	332,665	332,665
Unamortized bond premium-senior notes due 2016	524	546
7.75% senior unsecured notes due 2018	249,525	249,525

Total Senior Notes	582,714	582,736

Total	$677,714	$592,736

Senior Secured Revolving Credit Facility

Our $550 million senior secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent matures on October 18, 2012. Future borrowings under the Credit Facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including the financial covenants described below. The Credit Facility provides for up to $50.0 million in standby letters of credit. As of March 31, 2011, we had no letters of credit outstanding.

The weighted average rate on borrowings under the Credit Facility for the three months ended March 31, 2011 and 2010 was 1.4% and 2.2%, respectively, and the quarterly commitment fee on the unused portion of the Credit Facility for those periods was 0.25%. Interest and other financing costs related to the Credit Facility totaled $1,122,000 and $1,920,000 for the three months ended March 31, 2011 and 2010, respectively. Costs incurred in connection with the establishment of this credit facility are being amortized over the term of the Credit Facility and as of March 31, 2011, the unamortized portion of debt issue costs totaled $4,006,000. The Credit Facility contains covenants (some of which require that we make certain subjective representations and warranties), including financial covenants that require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios as follows:

•	a minimum EBITDA to interest expense ratio (using four quarters’ EBITDA as defined under the Credit Facility) of 2.5 to 1.0;

•	a maximum total debt to EBITDA ratio of 5.0 to 1.0 with the option to increase the total debt to EBITDA ratio to not more than 5.5 to 1.0 for a period of up to nine months following an acquisition or a series of acquisitions totaling $50 million in a 12-month period (subject to an increased applicable interest rate margin and commitment fee rate).

EBITDA for the purposes of the Credit Facility is our EBITDA with certain negotiated adjustments.

At March 31, 2011, our ratio of EBITDA to interest expense was 3.93 to 1.0, and our ratio of total debt to EBITDA was 3.44 to 1.0. Based on our current four-quarter EBITDA, as defined under the Credit Facility, we could borrow an additional $312 million before reaching our maximum total debt to EBITDA ratio of 5.0 to 1.0.

We are in compliance with the financial covenants under the Credit Facility as of March 31, 2011.

Senior Notes

8.125% Senior Notes Due 2016.  At March 31, 2011, the aggregate principal amount of our 8.125% senior unsecured notes due 2016 (the “2016 Notes”) outstanding was $332,665,000.

Interest and other financing costs related to the 2016 Notes totaled $6,950,000 and $6,951,000 for the three months ended March 31, 2011 and 2010, respectively. Interest on the 2016 Notes is payable each March 1 and September 1. Costs of issuing the 2016 Notes are being amortized over the term of the 2016 Notes and, as of March 31, 2011, the unamortized portion of debt issue costs totaled $4,206,000.

7.75% Senior Notes Due 2018.  At March 31, 2011, the aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2016 Notes, the “Senior Notes”) outstanding was $249,525,000.

Interest and other financing costs relating to the 2018 Notes totaled $4,971,000 for each of the three months ended March 31, 2011 and 2010, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of March 31, 2011, the unamortized portion of debt issue costs totaled $3,899,000.

General.  The indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75 to 1.0. For the twelve months ended March 31, 2011, our ratio of EBITDA to fixed charges was 3.65 to 1.0.

We are in compliance with the financial covenants under the Senior Notes as of March 31, 2011.

Tender Offer for 2016 Notes and Issuance of 7.125% Senior Notes due 2021

On March 22, 2011, we commenced a cash tender offer and consent solicitation for all of our outstanding 2016 Notes. The early-tender period for the offer expired April 4, 2011, and the tender offer expired on April 18, 2011.

We received tenders and consents from holders of $276,692,000 in aggregate principal amount of the 2016 Notes, which we purchased for total consideration, including consent fees and accrued interest, of $290,990,000. In conjunction with the tender offer and consent solicitation, we executed a supplemental indenture with respect to the indenture governing the 2016 Notes, which eliminates most of the covenants and certain events of default applicable to the 2016 Notes. On April 6, 2011, we notified holders of then outstanding 2016 Notes that we intended to exercise our right to redeem all outstanding 2016 Notes not acquired in the tender offer. On May 6, 2011, we redeemed all $55,973,000 in aggregate principal amount of 2016 Notes then outstanding for total consideration of $59,068,000.

On March 22, 2011, we announced and priced a public offering of $360,000,000 in aggregate principal amount of 7.125% senior unsecured notes due 2021 (the “2021 Notes”). We issued the 2021 Notes on April 5, 2011 and used a portion of the net proceeds to fund the tender offer for our 2016 Notes and redemption of all 2016 Notes not purchased in the tender offer. We used the remaining net proceeds to provide additional working capital and for general corporate purposes. Like the Senior Notes indentures, the indenture governing the 2021 Notes includes a covenant that restricts our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the 2021 Notes indenture) is at least 1.75 to 1.0.

Guarantor Financial Statements

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011						December 31, 2010
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,451	$—	$54,937	$—	$—	$69,388	$9,650	$—	$50,280	$—	$—	$59,930
Accounts receivable, net	2	—	97,526	—	—	97,528	14	—	96,648	—	—	96,662
Intercompany receivable	58,177	(1)	(58,176)	—	—	—	35,178	(1)	(35,177)	—	—	—
Risk management assets	—	—	3,875	—	—	3,875	—	—	7,836	—	—	7,836
Prepayments and other current assets	2,263	—	1,986	—	—	4,249	3,378	—	1,801	—	—	5,179

Total current assets	74,893	(1)	100,148	—	—	175,040	48,220	(1)	121,388	—	—	169,607

Property, plant and equipment, net	46	—	950,149	—	—	950,195	56	—	912,101	—	—	912,157
Intangible assets, net	—	—	186,994	—	—	186,994	—	—	188,585	—	—	188,585
Investment in unconsolidated affiliates	—	—	626,122	626,122	(626,122)	626,122	—	—	604,304	604,304	(604,304)	604,304
Investment in consolidated subsidiaries	1,724,468	—	—	—	(1,724,468)	—	1,703,940	—	—	—	(1,703,940)	—
Escrow cash	—	—	1,850	—	—	1,850	—	—	1,856	—	—	1,856
Risk management assets	—	—	12,256	—	—	12,256	—	—	11,943	—	—	11,943
Other assets, net	12,749	—	5,573	—	—	18,322	13,128	—	5,413	—	—	18,541

Total assets	$1,812,156	$(1)	$1,883,092	$626,122	$(2,350,590)	$1,970,779	$1,765,344	$(1)	$1,845,590	$604,304	$(2,308,244)	$1,906,993

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$105	$—	$133,732	$—	$—	$133,837	$17	$—	$117,689	$—	$—	$117,706
Accrued interest	8,790	—	—	—	—	8,790	10,621	—	—	—	—	10,621
Accrued tax liability	1,222	—	—	—	—	1,222	913	—	—	—	—	913
Risk management liabilities	—	—	10,638	—	—	10,638	—	—	9,357	—	—	9,357
Other current liabilities	4,599	—	10,676	—	—	15,275	4,266	—	10,229	—	—	14,495

Total current liabilities	14,716	—	155,046	—	—	169,762	15,817	—	137,275	—	—	153,092

Long-term debt	677,714	—	—	—	—	677,714	592,736	—	—	—	—	592,736
Deferred tax provision	2,428	—	57	—	—	2,485	1,848	—	35	—	—	1,883
Risk management and other noncurrent liabilities	153	—	3,520	—	—	3,673	186	—	4,339	—	—	4,525
Members’/Partners’ capital:
Series A convertible preferred units	285,172	—	—	—	—	285,172	285,172	—	—	—	—	285,172
Common units	1,162,791	—	—	—	—	1,162,791	1,161,652	—	—	—	—	1,161,652
Paid-in capital	55,162	1	1,166,509	622,173	(1,788,683)	55,162	51,743	1	1,162,543	602,055	(1,764,599)	51,743
Accumulated (deficit) earnings	(348,357)	(2)	595,583	3,949	(599,530)	(348,357)	(313,454)	(2)	571,754	2,249	(574,001)	(313,454)
Other comprehensive (loss) income	(37,623)	—	(37,623)	—	37,623	(37,623)	(30,356)	—	(30,356)	—	30,356	(30,356)

	1,117,145	(1)	1,724,469	626,122	(2,350,590)	1,117,145	1,154,757	(1)	1,703,941	604,304	(2,308,244)	1,154,757

Total liabilities and members’/partners’ capital	$1,812,156	$(1)	$1,883,092	$626,122	$(2,350,590)	$1,970,779	$1,765,344	$(1)	$1,845,590	$604,304	$(2,308,244)	$1,906,993

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2011						Three Months Ended March 31, 2010
				Investment in						Investment in
			Guarantor	Non-Guarantor					Guarantor	Non-Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)

Revenue:
Natural gas sales	$—	$—	$103,795	$—	$—	$103,795	$—	$—	$120,216	$—	$—	$120,216
Natural gas liquids sales	—	—	149,001	—	—	149,001	—	—	119,318	—	—	119,318
Transportation, compression and processing fees	—	—	24,471	—	—	24,471	—	—	13,114	—	—	13,114
Condensate and other	—	—	12,658	—	—	12,658	—	—	14,018	—	—	14,018

Total revenue	—	—	289,925	—	—	289,925	—	—	266,666	—	—	266,666

Costs and expenses:
Cost of natural gas and natural gas liquids	—	—	223,730	—	—	223,730	—	—	209,865	—	—	209,865
Transportation	—	—	5,849	—	—	5,849	—	—	5,676	—	—	5,676
Operations and maintenance	—	—	15,099	—	—	15,099	—	—	12,103	—	—	12,103
Depreciation and amortization	10	—	16,859	—	—	16,869	10	—	15,191	—	—	15,201
General and administrative	7,523	—	5,075	—	—	12,598	5,195	—	5,347	—	—	10,542
Taxes other than income	—	—	1,130	—	—	1,130	—	—	1,162	—	—	1,162
Equity in (earnings) loss from unconsolidated affiliates	—	—	(1,702)	(1,702)	1,702	(1,702)	—	—	(1,795)	(1,795)	1,795	(1,795)

Total costs and expenses	7,533	—	266,040	(1,702)	1,702	273,573	5,205	—	247,549	(1,795)	1,795	252,754

Operating (loss) income	(7,533)	—	23,885	1,702	(1,702)	16,352	(5,205)	—	19,117	1,795	(1,795)	13,912
Other income (expense):
Interest and other income	—	—	7	—	—	7	—	—	7	—	—	7
Interest and other financing costs	(11,638)	—	(278)	—	—	(11,916)	(13,347)	—	(1,598)	—	—	(14,945)

(Loss) income before income taxes, discontinued operations and equity in earnings from consolidated subsidiaries	(19,171)	—	23,614	1,702	(1,702)	4,443	(18,552)	—	17,526	1,795	(1,795)	(1,026)
Provision for income taxes	(890)	—	(21)	—	—	(911)	(234)	—	—	—	—	(234)

(Loss) income before equity earnings from consolidated subsidiaries	(20,061)	—	23,593	1,702	(1,702)	3,532	(18,786)	—	17,526	1,795	(1,795)	(1,260)
Equity in earnings from consolidated subsidiaries	23,593	—	—	—	(23,593)	—	17,526	—	—	—	(17,526)	—

Net income (loss)	3,532	—	23,593	1,702	(25,295)	3,532	(1,260)	—	17,526	1,795	(19,321)	(1,260)
Preferred unit distributions	(7,880)	—	—	—	—	(7,880)	—	—	—	—	—	—

Net (loss) income to common units	$(4,348)	$—	$23,593	$1,702	$(25,295)	$(4,348)	$(1,260)	$—	$17,526	$1,795	$(19,321)	$(1,260)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2011						Three Months Ended March 31, 2010
				Investment in						Investment in
				Non-						Non-
			Guarantor	Guarantor						Guarantor
	Parent	Co-Issuer	Subsidiaries	Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Guarantor Subsidiaries	Subsidiaries	Eliminations	Total
							(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(39,329)	$—	$67,860	$5,531	$(5,531)	$28,531	$(12,540)	$—	$41,704	$5,765	$(5,765)	$29,164

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangibles	—	—	(41,316)	—	—	(41,316)	—	—	(19,425)	—	—	(19,425)
Investment in unconsolidated affiliates	—	—	(26,800)	(26,800)	26,800	(26,800)	—	—	(435)	(435)	435	(435)
Distributions from unconsolidated affiliates	—	—	942	942	(942)	942	—	—	972	972	(972)	972
Investment in consolidated affiliates	(25,467)	—	—	—	25,467	—	—	—	—	—	—	—
Distributions from consolidated affiliates	21,500	—	—	—	(21,500)	—	23,000	—	—	—	(23,000)	—
Proceeds from sale of assets	—	—	159	—	—	159	—	—	259	—	—	259
Other	—	—	(155)	—	—	(155)	—	—	188	—	—	188

Net cash (used in) provided by investing activities	(3,967)	—	(67,170)	(25,858)	29,825	(67,170)	23,000	—	(18,441)	537	(23,537)	(18,441)

Cash Flows From Financing Activities:
Proceeds from long-term debt	85,000	—	—	—	—	85,000	35,000	—	—	—	—	35,000
Repayments of long-term debt	—	—	—	—	—	—	(170,000)	—	—	—	—	(170,000)
Deferred financing costs	(114)	—	—	—	—	(114)	—	—	—	—	—	—
Distributions to unitholders	(37,928)	—	—	—	—	(37,928)	(31,457)	—	—	—	—	(31,457)
Equity offering of common units	—	—	—	—	—	—	164,786	—	—	—	—	164,786
Equity offering of common units-offering costs	—	—	—	—	—	—	(272)	—	—	—	—	(272)
Equity offering of Series A convertible preferred units	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from parent	—	—	25,467	26,800	(52,267)	—	—	—	—	—	—	—
Distributions to parent	—	—	(21,500)	—	21,500	—	—	—	(23,000)	—	23,000	—
Other	1,139	—	—	—	—	1,139	676	—	—	435	(435)	676

Net cash provided by (used in) financing activities	48,097	—	3,967	26,800	(30,767)	48,097	(1,267)	—	(23,000)	435	22,565	(1,267)

Net increase (decrease) in cash and cash equivalents	4,801	—	4,657	6,473	(6,473)	9,458	9,193	—	263	6,737	(6,737)	9,456
Cash and cash equivalents, beginning of year	9,650	—	50,280	85,851	(85,851)	59,930	3,861	(1)	40,832	59,896	(59,896)	44,692

Cash and cash equivalents, end of period	$14,451	$—	$54,937	$92,324	$(92,324)	$69,388	$13,054	$(1)	$41,095	$66,633	$(66,633)	$54,148

Note 6 —	Members’ Capital and Distributions

Series A Convertible Preferred Units

On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“Series A preferred units”) in a private placement to TPG Copenhagen, L.P. (“TPG”), an affiliate of TPG Capital, L.P., for gross proceeds of $300 million. The Series A preferred units are entitled to quarterly distributions in kind (paid in the form of additional Series A preferred units) for the first three years after the issue date.

	Series A
	Preferred Units Issued
Quarter Ending	As In-Kind Distributions		Issue Date	Amount

September 30, 2010	258,175		November 11, 2010	$7,500,000
December 31, 2010	264,629		February 11, 2011	7,688,000
March 31, 2011	271,245	(1)	May 2011(1)	7,880,000

(1)	Units will be issued on or about May 12, 2011

For additional information about our Series A preferred units, please read Note 6, “Members’ Capital and Distributions,” in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Common Units

The following table summarizes our quarterly cash distributions during 2011:

	Distribution
Quarter Ending	Per Unit	Date Declared	Record Date	Payment Date	Amount

December 31, 2010	$0.575	January 12, 2011	February 1, 2011	February 11, 2011	$38,456,000
March 31, 2011	$0.575	April 13, 2011	April 29, 2011	May 12, 2011	$38,538,000

Accounting for Equity-Based Compensation

We use ASC 718, “Stock Compensation,” to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”). As of March 31, 2011, the number of units available for grant under our LTIP totaled 1,310,107, of which up to 716,577 units were eligible to be issued as restricted common units, phantom units or unit awards.

Equity Awards.  We recognized non-cash compensation expense of $2,073,000 and $1,808,000 related to the amortization of equity-based compensation under our LTIP during the three months ended March 31, 2011 and 2010, respectively. See Item 8 in our Annual Report on Form 10-K, for the year ended December 31, 2010 for details on our equity-based compensation.

Unit Awards.  During the three months ended March 31, 2011, we issued 47,518 unit awards (common units that are not subject to vesting or forfeiture) to settle our fourth quarter 2010 Employee Incentive Compensation Program (“EICP”) and 2010 Management Incentive Compensation Plan (“MICP”) obligations.

Since ASC 480, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires classification of unconditional obligations that the issuer must or may settle by issuing a variable number of units as a liability, we classify equity awards issued to settle EICP and MICP obligations as liability awards. As of March 31, 2011, we accrued $507,000 and $563,000 for the first quarter 2011 EICP bonuses and an estimate of the 2011 MICP incentive bonuses, respectively.

As of March 31, 2011, our estimate of unrecognized compensation costs related to outstanding liability awards totaled $2,064,000 for the MICP, which is expected to be recognized as expense on a straight-line basis through February 2012.

Note 7 —	Net Income (Loss) Per Unit

Net income (loss) per unit is calculated in accordance with ASC 260, “Earnings Per Share,” which specifies the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

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

Because we had a net loss to common units for the three months ended March 31, 2011 and 2010, the weighted average units outstanding are the same for basic and diluted net loss per common unit. The following potentially dilutive common equity was excluded from the dilutive net loss per common unit calculation because including these equity securities would have been anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Employee options	894	1,246
Unit appreciation rights	326	318
Restricted units	60	105
Phantom units	879	697
Class D units	—	1,561
Contingent incentive plan unit awards	30	39
Series A preferred units	10,850	—

Note 8 —	Related Party Transactions

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Affiliates of Mr. Lawing:(1)
Natural gas sales(2)	$(1)	$1
Gathering and compression services(3)	2	2
Natural gas purchases(4)	60	281
Reimbursements paid(5)	57	75
Payable by us as of March 31, 2011(6)	18
Webb Duval:
Natural gas purchases(4)	(61)	53
Transportation costs(3)	51	70
Management fees(7)	56	56
Reimbursable costs(7)	113	67
Payable to us as of March 31, 2011(8)	53
Payable by us as of March 31, 2011(6)	41

	Three Months Ended
	March 31,
	2011	2010

Eagle Ford Gathering:
Management fees(7)	41	—
Reimbursable costs(7)	10,113	—
Capital project fees(7)	288	—
Payable to us as of March 31, 2011(8)	311
Liberty Pipeline Group:
Reimbursable costs(7)	3,494	—
Payable to us as of March 31, 2011(8)	147
Southern Dome:
Management fees(7)	63	63
Reimbursable costs(7)	96	96
Payable to us as of March 31, 2011(8)	41
Bighorn:
Compressor rental fees(10)	417	417
Gathering costs(3)	—	16
Natural gas purchases(4)	—	3
Management fees(7)	96	93
Reimbursable costs(7)	583	713
Payable to us as of March 31, 2011(8)	96
Payable by us as of March 31, 2011(6)	2
Fort Union:
Gathering costs(3)	1,280	1,371
Treating costs(4)	6	52
Management fees(7)	62	56
Reimbursable costs(7)	717	85
Payable to us as of March 31, 2011(8)	2
Payable by us as of March 31, 2011(6)	8
Other:
Natural gas sales(2)	—	60
Payable to us as of March 31, 2011(8)	5

(1)	These entities were controlled by John R. Eckel, Jr., our former Chairman and Chief Executive Officer, until his death in November 2009, and since that time have been controlled by Douglas L. Lawing, our Executive Vice President, General Counsel and Secretary.

(2)	Revenues included in natural gas sales on our consolidated statements of operations.

(3)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations.

(4)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations.

(5)	Reimbursable costs received from Copano/Operations, Inc. (“Copano Operations”), controlled by Mr. Lawing, for its use of shared personnel, facilities and equipment. This was the only compensation we received from Copano Operations.

(6)	Included in accounts payable on the consolidated balance sheets.

(7)	Management fees, reimbursable costs and capital project fees received from our unconsolidated affiliates consists of the total compensation paid to us by our unconsolidated affiliates and is included in general and administrative expenses on our consolidated statements of operations.

(8)	Included in accounts receivable on the consolidated balance sheets.

(9)	Revenues included in condensate and other on our consolidated statements of operations.

Other

We are party to a director designation agreement with TPG pursuant to which our Board appointed Michael G. MacDougall, a partner with TPG, to serve as a director until our 2011 annual meeting, and our Board has nominated Mr. MacDougall for election to the Board at our 2011 annual meeting.

During the three months ended March 31, 2011, certain of our operating subsidiaries incurred $32,000 of costs payable to an affiliate of TPG for compression services.

Certain of our operating subsidiaries incurred costs payable to operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs totaling $651,000 and $988,000, respectively, for the three months ended March 31, 2011 and 2010. Ernie L. Danner, a member of our Board of Directors, serves on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer.

Our management believes that the terms of our related party agreements and transactions are no less favorable to us than those we could have obtained from unaffiliated third parties.

Note 9 —	Commitments and Contingencies

Commitments

For the three months ended March 31, 2011 and 2010, rental expense for leased office space, vehicles, compressors and related field equipment used in our operations totaled $924,000 and $878,000, respectively.

We are party to firm transportation agreements with Wyoming Interstate Gas Company (“WIC”), under which we are obligated to pay for transportation capacity whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $7,407,000 for the remainder of 2011, $9,867,000 in 2012, $8,978,000 in 2013, $5,509,000 in 2014, $4,093,000 in 2015 and $15,111,000 over the remainder of the contract term. The agreements expire on December 31, 2019. All of our obligations under these agreements are offset by capacity release agreements under which third party replacement shippers pay for the right to use our capacity. These capacity release agreements cover 100% of our total WIC capacity and continue through December 31, 2019. We have placed in escrow $1.9 million, classified as escrow cash on the consolidated balance sheets, as credit support for our obligations under the WIC agreements.

Additionally, we have two firm gathering agreements with Fort Union, under which we are obligated to pay for gathering capacity on the Fort Union system whether or not we use such capacity. Under these agreements, we are obligated to pay approximately $4,599,000 for the remainder of 2011, $7,154,000 for 2012, $7,665,000 for 2013, $7,665,000 for 2014, $7,665,000 for 2015 and $14,700,000 over the remainder of the contract term. These commitments expire on November 30, 2017.

We have fixed-quantity contractual commitments to Targa North Texas LP (“Targa”) in settlement of a dispute regarding what portion, if any, of natural gas we purchase from producers had been contractually dedicated for resale to Targa. As of March 31, 2011, we had fixed contractual commitments to provide Targa a total of 2.373 billion cubic feet of natural gas for each of 2011, 2012 and 2013. Under the terms of the agreement, we are obligated to pay annual fees ($1.10 per thousand cubic feet (“Mcf”), $1.15 per Mcf and $1.25 per Mcf for 2011, 2012 and 2013, respectively) to the extent our natural gas deliveries to Targa fall below the committed quantity. In February 2011, we paid $2,134,000 to Targa in settlement of our 2010 obligation. As of March 31, 2011, we have accrued $420,000 of our 2011 obligation.

We have committed to deliver minimum quantities of mixed NGLs under a fractionation and product sales agreement with Formosa Hydrocarbons Company, Inc. (“Formosa”). Under this agreement, we have no payment obligations for the remainder of 2011 or for 2012, and we will be obligated to pay $8,085,000 for 2013, $10,731,000 for 2014, $10,731,000 for 2015 and $77,822,000 over the remainder of the contract term, to the extent our mixed NGL deliveries fall below the committed quantity. This commitment expires on November 30, 2025.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

Litigation

As a result of our Rocky Mountains segment in October 2007, we acquired Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc. (“CMSFS”)). Cantera Gas Company is a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). The amount of liability, if any, against Cantera Gas Company is not reasonably estimable. Pursuant to the CMS Acquisition purchase agreement, CMS Gas Transmission has assumed responsibility for the defense of these claims, and Cantera Gas Company is fully indemnified by CMS Gas Transmission and its parent, CMS Enterprises Company, against any losses that Cantera Gas Company may suffer as a result of these claims.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Note 10 —	Supplemental Disclosures to the Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Cash payments for interest, net of $1,404,000 and $495,000
capitalized in 2011 and 2010, respectively	$12,351	$14,966
In-kind distributions to Series A convertible preferred unitholders	$7,880	$—

We incurred a change in liabilities for investing activities that had not been paid as of March 31, 2011 and 2010 of $12,250,000 and $2,407,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows. As of March 31, 2011 and 2010, we accrued $20,249,000 and $7,656,000, respectively, for capital expenditures that had not been paid and, therefore, these amounts are not included in investing activities for each respective period presented.

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

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of: (i) processing or conditioning at our processing plants or third-party processing plants, (ii) purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and (iii) the cost of transporting and fractionating NGLs. We use commodity derivative instruments to manage the risks associated with natural gas and NGL prices. Our risk management activities are governed by our risk management policy, which, subject to certain limitations, allows our management to purchase options and enter into swaps for crude oil, NGLs and natural gas in order to reduce our exposure to substantial adverse changes in the prices of those commodities. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Our Risk Management Committee, which consists of senior executives in the operations, finance and legal departments, monitors and ensures our compliance with the risk management policy. The Audit Committee of our Board of Directors oversees the implementation of our risk management policy, and we have engaged an independent firm to monitor our compliance with the policy on a monthly basis. The risk management policy provides that any derivative transactions must be executed by our Chief Financial Officer or his designee and must be authorized in advance of execution by our Chief Executive Officer. The policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over-the-counter counterparties, with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services and with complete industry standard contractual documentation. Our payment obligations in connection with our swap transactions are secured by a first priority lien in the collateral securing our Credit Facility indebtedness that ranks equal in right of payment with liens granted in favor of our lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness.

Financial instruments that we acquire pursuant to our risk management policy are generally designated as cash flow hedges under ASC 815, “Derivatives and Hedging,” and are recorded on our consolidated balance sheets at fair value. For derivatives designated as cash flow hedges, we recognize the effective portion of changes in fair value as other comprehensive income (“OCI”) and reclassify them to revenue within the consolidated statements of operations as the underlying transactions impact earnings. For derivatives not designated as cash flow hedges, we recognize changes in fair value as a gain or loss in our consolidated statements of operations. These financial instruments serve the same risk management purpose whether designated as a cash flow hedge or not.

We assess, both at the inception of each hedge and on an ongoing basis, whether our derivative instruments are effective in hedging the variability of forecasted cash flows of underlying hedged items. If the correlation between a derivative instrument and the underlying hedged item is lost or it becomes probable that the original forecasted transaction will not occur, we discontinue hedge accounting based on a determination that the instrument is ineffective as a hedge. Subsequent changes in the derivative instrument’s fair value are immediately recognized as a gain or loss (increase or decrease in revenue) in our consolidated statements of operations.

As of March 31, 2011, we estimated that $26,818,000 of OCI will be reclassified as a decrease to earnings in the next 12 months as a result of monthly physical settlements of crude oil, NGLs and natural gas.

At March 31, 2011, the notional volumes of our commodity positions were:

Commodity	Instrument	Unit	2011	2012	2013

Natural gas	Calls	MMBtu/d	10,000	—	—
Natural gas	Call Spreads	MMBtu/d	7,100	—	—
Natural gas	Swaps	MMBtu/d	10,000	—	—
NGL	Puts	Bbl/d	7,950	4,500	1,300
NGL	Swaps	Bbl/d	1,500	—	—
Crude oil	Puts	Bbl/d	2,700	1,500	750

At December 31, 2010, the notional volumes of our commodity positions were:

Commodity	Instrument	Unit	2011	2012	2013

Natural gas	Calls	MMBtu/d	10,000	—	—
Natural gas	Call Spreads	MMBtu/d	7,100	—	—
Natural gas	Swaps	MMBtu/d	10,000	—	—
NGL	Puts	Bbl/d	7,950	3,500	—
NGL	Swaps	Bbl/d	1,500	—	—
Crude oil	Puts	Bbl/d	2,700	1,500	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our Credit Facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of our variable rate debt into fixed rate debt. As of March 31, 2011, we hold a notional amount of $95.0 million in interest rate swaps, which have a weighted average fixed rate of 4.30% and mature in October 2012. As of March 31, 2011, our interest rate swaps are not designated as cash flow hedges.

For the three months ended March 31, 2011 and 2010, interest and other financing costs on the consolidated statements of operations include unrealized mark-to-market gains/(losses) of $672,000 and ($78,000), respectively, on undesignated interest rate swaps.

As of March 31, 2011, we estimate that $271,000 of OCI will be reclassified as a decrease to earnings in the next 12 months as the underlying interest rate swaps expire.

ASC 820 “Fair Value Measurement” and ASC 815 “Derivative and Hedging”

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

Fair Value Measurements on
Hedging Instruments(a)
March 31, 2011
	Level 1	Level 2	Level 3	Total
(In thousands)

Assets:
Natural Gas:
Short-term — Designated(b)	$—	$—	$31	$31
Short-term — Not designated(b)	—	—	—	—
Long-term — Designated(c)	—	—	—	—
Long-term — Not designated(c)	—	—	—	—

	Fair Value Measurements on
	Hedging Instruments(a)
	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Natural Gas Liquids:
Short-term — Designated(b)	—	—	3,349	3,349
Short-term — Not designated(b)	—	—	13	13
Long-term — Designated(c)	—	—	7,834	7,834
Long-term — Not designated(c)	—	—	—	—
Crude Oil:
Short-term — Designated(b)	—	—	481	481
Short-term — Not designated(b)	—	—	1	1
Long-term — Designated(c)	—	—	4,422	4,422
Long-term — Not designated(c)	—	—	—	—

Total	$—	$—	$16,131	$16,131

Liabilities:
Natural Gas:
Short-term — Not designated(d)	$—	$83	$—	$83
Natural Gas Liquids:
Short-term — Designated(d)	—	—	6,143	6,143
Long-term — Designated(e)	—	—	—	—
Interest Rate:
Short-term — Not designated(d)	—	4,412	—	4,412
Long-term — Not designated(e)	—	1,672	—	1,672

Total	$—	$6,167	$6,143	$12,310

Total designated assets	$—	$—	$9,974	$9,974

Total not designated (liabilities)/assets	$—	$(6,167)	$14	$(6,153)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

	Fair Value Measurements on
	Hedging Instruments(a)
	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Natural Gas:
Short-term — Designated(b)	$—	$—	$87	$87
Natural Gas Liquids:
Short-term — Designated(b)	—	—	6,812	6,812
Short-term — Not designated(b)	—	—	14	14
Long-term — Designated(c)	—	—	6,391	6,391
Crude Oil:
Short-term — Designated(b)	—	—	904	904
Short-term — Not designated(b)	—	—	19	19
Long-term — Designated(c)	—	—	5,552	5,552

Total	$—	$—	$19,779	$19,779

Liabilities:
Natural Gas:
Short-term — Not designated(d)	$—	$82	$—	$82
Natural Gas Liquids:
Short-term — Designated(d)	—	—	4,867	4,867
Interest Rate:
Short-term — Not designated(d)	—	4,408	—	4,408
Long-term — Not designated(e)	—	2,469	—	2,469

Total	$—	$6,959	$4,867	$11,826

Total designated assets	$—	$—	$14,879	$14,879

Total not designated (liabilities)/assets	$—	$(6,959)	$33	$(6,926)

(a)	Instruments re-measured on a recurring basis.

(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”

(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”

(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

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

The following tables provide a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended March 31, 2011
	Natural	Natural Gas	Crude
	Gas	Liquids	Oil	Total
	(In thousands)

Assets balance, beginning of period	$87	$8,350	$6,475	$14,912
Total gains or losses:
Non-cash amortization of option premium	(1,454)	(3,857)	(1,960)	(7,271)
Other amounts included in earnings	—	(1,943)	488	(1,455)
Included in accumulated other comprehensive loss	1,398	(6,862)	(1,899)	(7,363)
Purchases	—	7,364	1,800	9,164
Settlements	—	2,001	—	2,001

Asset balance, end of period	$31	$5,053	$4,904	$9,988

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$(140)	$151	$11

	Three Months Ended March 31, 2010
	Natural	Natural Gas	Crude
	Gas	Liquids	Oil	Total
	(In thousands)

Assets balance, beginning of period	$2,752	$15,641	$24,213	$42,606
Total gains or losses:
Non-cash amortization of option premium	(1,456)	(4,057)	(2,465)	(7,978)
Other amounts included in earnings	—	2,066	4,720	6,786
Included in accumulated other comprehensive loss	(572)	6,583	(4,723)	1,288
Purchases	—	7,381	—	7,381
Settlements	—	(2,116)	(4,940)	(7,056)
Transfers in and/or out of Level 3	—	—	—	—

Asset balance, end of period	$724	$25,498	$16,805	$43,027

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the period	$—	$(56)	$(438)	$(494)

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

We have not entered into any derivative transactions containing credit risk related contingent features as of March 31, 2011.

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations

			Amount of Gain
			(Loss) Recognized
			in Income
			on Derivative
	Amount of Gain	Amount of Gain	(Ineffective Portion
	(Loss) Recognized	(Loss) Reclassified	and Amount
Derivatives in	in OCI on	from Accumulated	Excluded from
ASC 815 Cash Flow	Derivatives	OCI into Income	Effectiveness	Statements of
Hedging Relationships	(Effective Portion)	(Effective Portion)	Testing)	Operations Location
(In thousands)

Three Months Ended March 31, 2011
Natural gas	$(57)	$(1,454)	$—	Natural gas sales
Natural gas liquids	(12,135)	(5,272)	(140)	Natural gas liquids sales
Crude oil	(3,457)	(1,559)	133	Condensate and other
Interest rate swaps	—	(97)	—	Interest and other financing costs

Total	$(15,649)	$(8,382)	$(7)

Three Months Ended March 31, 2010
Natural gas	$(2,013)	$(1,439)	$—	Natural gas sales
Natural gas liquids	4,930	(1,654)	(56)	Natural gas liquids sales
Crude oil	(2,351)	2,370	25	Condensate and other
Interest rate swaps	—	(132)	—	Interest and other financing costs

Total	$566	$(855)	$(31)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations

	Amount of Gain
Derivatives Not Designated as	(Loss) Recognized in	Statement of
Hedging Instruments Under ASC 820	Income on Derivative	Operations Location
	(In thousands)

Three Months Ended March 31, 2011
Natural gas	$(63)	Natural gas sales
Natural gas liquids	197	Natural gas liquids sales
Crude oil	353	Condensate and other
Interest rate swaps	(182)	Interest and other financing costs

Total	$305

Three Months Ended March 31, 2010
Natural gas	$(227)	Natural gas sales
Crude oil	(306)	Condensate and other
Interest rate swaps	(1,466)	Interest and other financing costs

Total	$(1,999)

Note 12 —	Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of March 31, 2011 for cash and cash equivalents approximate fair value. The fair value of our Credit Facility has been estimated based on similar debt transactions that occurred during the three months ended March 31, 2011. Estimates of the fair value of our Senior Notes are based on market information as of March 31, 2011. A summary of the fair value and carrying value of the financial instruments is shown in the table below.

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(In thousands)

Cash and cash equivalents	$69,388	$69,388	$59,930	$59,930
Credit Facility	95,000	93,953	10,000	9,873
2016 Notes	332,665	347,635	332,665	341,813
2018 Notes	249,525	260,754	249,525	254,516

Note 13 —	Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•	Texas, which includes midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing, and marketing. Our Texas segment also provides NGL fractionation and transportation. Our Texas segment includes our equity investments in Webb Duval, Eagle Ford Gathering and Liberty Pipeline Group, and our Louisiana processing assets, which have limited operations.

•	Oklahoma, which includes midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome.

•	Rocky Mountains, which includes natural gas gathering and treating and compressor rental services in Wyoming. Our Rocky Mountains segment includes our equity investments in Bighorn and Fort Union.

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

Summarized financial information concerning our reportable segments is shown in the following table (in thousands).

			Rocky		Corporate
	Texas	Oklahoma	Mountains	Total Segments	and Other	Consolidated

Three Months Ended March 31, 2011:
Total segment gross margin	$45,011	$23,082	$1,042	$69,135	$(8,789)	$60,346
Operations and maintenance expenses	8,825	6,219	55	15,099	—	15,099
Depreciation and amortization	6,669	9,043	765	16,477	392	16,869
General and administrative expenses	2,766	2,178	368	5,312	7,286	12,598
Taxes other than income	542	570	1	1,113	17	1,130
Equity in loss (earnings) from
unconsolidated affiliates	219	(702)	(1,219)	(1,702)	—	(1,702)

Operating income (loss)	$25,990	$5,774	$1,072	$32,836	$(16,484)	$16,352

Natural gas sales	$60,101	$45,085	$125	$105,311	$(1,516)	$103,795
Natural gas liquids sales	88,680	66,122	—	154,802	(5,801)	149,001
Transportation, compression and
processing fees	17,676	2,422	4,373	24,471	—	24,471
Condensate and other	4,863	8,851	417	14,131	(1,473)	12,658

Sales to external customers	$171,320	$122,480	$4,915	$298,715	$(8,790)	$289,925

Interest and other financing costs	$—	$—	$—	$—	$11,916	$11,916
Segment assets	$659,788	$658,701	$638,778	$1,957,267	$13,512	$1,970,779
Three Months Ended March 31, 2010:
Total segment gross margin	$27,165	$24,275	$1,103	$52,543	$(1,418)	$51,125
Operations and maintenance expenses	6,569	5,433	101	12,103	—	12,103
Depreciation and amortization	5,585	8,415	766	14,766	435	15,201
General and administrative expenses	2,410	2,287	537	5,234	5,308	10,542
Taxes other than income	663	499	—	1,162	—	1,162
Equity in loss (earnings) from
unconsolidated affiliates	65	(954)	(906)	(1,795)	—	(1,795)

Operating income (loss)	$11,873	$8,595	$605	$21,073	$(7,161)	$13,912

Natural gas sales	$61,811	$59,481	$604	$121,896	$(1,680)	$120,216
Natural gas liquids sales	60,286	61,023	—	121,309	(1,991)	119,318
Transportation, compression and	7,337	1,243	4,534	13,114	—	13,114
processing fees
Condensate and other	2,392	8,956	417	11,765	2,253	14,018

Sales to external customers	$131,826	$130,703	$5,555	$268,084	$(1,418)	$266,666

Interest and other financing costs	$—	$—	$—	$—	$14,945	$14,945

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited historical consolidated financial statements and notes thereto included in Item 1 of this report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

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

•	Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and intrastate transmission of natural gas, and related services such as compression, dehydration, treating, conditioning or processing, and marketing. Our Texas segment also provides NGL fractionation and transportation through our Houston Central complex and our NGL pipelines. In addition, our Texas segment includes our equity investments in Webb Duval, Eagle Ford Gathering and Liberty Pipeline Group and a processing plant located in Southeast Louisiana, which has limited operations.

•	Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome.

•	Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas and compressor rental services. This segment includes our equity investments in Bighorn and Fort Union.

Items reported as “Corporate and other” relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

Recent Developments

Processing Expansion at Houston Central.  On April 18, 2011, we announced plans to expand the processing facilities at our Houston Central complex in response to producer demand in the rapidly developing Eagle Ford Shale play. The expansion project will consist of a new 400,000 Mcf/d cryogenic processing plant. We anticipate capital spending for the expansion to be approximately $145 million, with an expected in-service date in early 2013.

Start-up of the new plant is anticipated to coincide with commencement of our firm capacity at Formosa Hydrocarbons Company’s Point Comfort petrochemical facility under a previously announced NGL fractionation and sales agreement.

Tender Offer for 2016 Notes.  On March 22, 2011, we commenced a cash tender offer and consent solicitation for our $332.7 million in aggregate principal amount of 8.125% senior notes due 2016, or 2016 Notes. We received tenders and consents from holders of 83% of the 2016 Notes, which we purchased on April 5, 2011 (after expiration of the early-tender period) and April 19, 2011. In conjunction with the tender offer and consent solicitation, we executed a supplemental indenture with respect to the indenture governing the 2016 Notes that eliminates most of the covenants and certain events of default applicable to the 2016 Notes. On April 6, 2011, we notified holders of then outstanding 2016 Notes that we intended to exercise our right to redeem all outstanding 2016 Notes not acquired in the tender offer. On May 6, 2011, we redeemed all $56.0 million in aggregate principal amount of 2016 Notes then outstanding.

Issuance of the 2021 Notes.  On March 22, 2011, we announced and priced a public offering of $360 million in aggregate principal amount of 7.125% senior unsecured notes due 2021 (the “2021 Notes”). We issued the 2021 Notes on April 5, 2011 and used a portion of the net proceeds to fund the tender offer for our 2016 Notes and redemption of all 2016 Notes not purchased in the tender offer. We used the remaining net proceeds to provide additional working capital and for general corporate purposes.

Harrah Processing Plant Acquisition.  On April 1, 2011, we purchased the Harrah processing plant, a 38,000 Mcf/d natural gas processing plant and related gathering facilities in Oklahoma County, Oklahoma, for $16.1 million, funded with cash on hand. Our Oklahoma segment historically delivered natural gas to the Harrah plant for processing. This acquisition enables us to increase our margin on gas processed at the Harrah plant and provides us with additional cryogenic processing capacity and access to Enogex’s intrastate pipeline system for natural gas sales.

Declaration of Common Unit Distribution.  On April 13, 2011, our Board declared a cash distribution of $0.575 per common unit for the first quarter of 2011. This distribution will be paid on May 12, 2011 to all common unitholders of record at the close of business on April 29, 2011.

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “— How We Evaluate Our Operations” and “— How We Manage Our Operations” below and in Item 7 of our 2010 10-K. Many of the factors affecting our business are beyond our control and are difficult to predict.

Commodity Prices and Producer Activity

Our gross margins and total distributable cash flow are affected by natural gas and NGL prices and by drilling activity. Generally, prices affect the cash flow and profitability of our Texas and Oklahoma segments directly and, to the extent that they influence the level of drilling activity, prices also affect all of our segments indirectly. For a discussion of how we use hedging to reduce the effects of commodity price fluctuations on our cash flow and profitability, please read Note 11, “Financial Instruments,” included in our unaudited consolidated financial statements included in Item 1, and Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Natural gas prices affect the long-term growth and sustainability of our business because they influence natural gas exploration and production activity. Commodity price fluctuations are among the factors that natural gas producers consider as they schedule drilling projects. Producers typically increase drilling activity when natural gas prices are sufficient to make drilling and completion activity economic and, depending on the severity and duration of an unfavorable pricing environment, may suspend drilling and completion activity to the degree they have become uneconomic. Changes in drilling and completion activity are reflected in production volumes (and in turn, in our throughput volumes) only gradually because of the time required to drill, complete and attach new wells (or if drilling is declining, because of continuing production from already-completed wells). Delays between drilling and production for completion and attachment of new wells can range from a few days in areas with minimal completion and attachment processes to as long as 18 months for extensive dewatering or completion of facilities involving long lead times.

The level at which drilling and production become economic depends on a combination of factors in addition to natural gas prices. For producers of rich gas who share in the benefits of improved processing economics under their sales contracts, the disincentive of low natural gas prices could be offset if NGL prices are consistently high relative to natural gas prices. Strong crude oil prices could also support increased production of casinghead natural gas associated with oil production.

Natural gas and NGL prices generally are influenced by various factors that affect supply and demand. These factors include regional drilling activity, available pipeline capacity, the severity of winter and summer weather (and other factors that influence consumption), natural gas storage levels, competing supplies (such as liquefied natural gas imports), and NGL transportation and fractionation capacity. Factors that can cause volatility in crude oil prices, such as events in the Middle East, can also affect NGL prices because prices for crude oil and NGLs are highly correlated. Many of the factors affecting prices are in turn dependent on overall economic activity.

Other factors that affect a producer’s ability and incentives to drill include the availability of capital and the producer’s drilling, completion and other operating costs, which are influenced by the characteristics of the hydrocarbon reservoir, among other things. The expected composition of wellhead production and the availability and proximity of transportation and processing infrastructure and market outlets are significant considerations. Areas that offer low geologic risk — in other words, a greater likelihood that wells drilled will be productive — are more attractive in that they reduce a producer’s drilling costs. Also, some producers can rely on commodity price hedging to support drilling activity when prices are less favorable, and producers may drill when they otherwise would not to the extent that drilling activity is necessary to maintain their leasehold interests or under the terms of their capital commitments.

First-Quarter 2011 Commodity Prices Overall.  Natural gas prices on the NYMEX increased 8% from the fourth quarter of 2010. The price averaged above $4.00 per MMBtu for much of the first quarter of 2011 but decreased in March. Average NGL prices and crude oil prices continued to increase steadily throughout the quarter and ended the quarter at their highest levels since 2008.

Pricing Trends in Texas.  The following graph and table summarize prices for natural gas and NGLs on the primary indices we use for Texas pricing and for crude oil on NYMEX.

Texas Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Mt. Belvieu for the period indicated.

	Quarterly Data for Texas:
	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011
Houston Ship Channel ($/MMBtu)	$5.36	$4.04	$4.33	$3.78	$4.06
Mt. Belvieu ($/Bbl)	$47.66	$43.14	$40.16	$48.03	$51.22
NYMEX crude oil ($/Bbl)	$78.72	$78.03	$76.20	$85.17	$94.10
Service throughput (MMBtu/d)	582,958	559,876	590,116	648,941	654,996
Plant inlet (MMBtu/d)	457,233	469,019	516,949	574,616	560,903
NGLs produced (Bbls/d)	15,339	18,382	19,685	21,388	23,228
Segment gross margin (in thousands)	$27,165	$31,751	$31,218	$38,548	$45,011

First-of-the-month prices for natural gas on the Houston Ship Channel index were $4.27 per MMBtu for April 2011 and $4.33 per MMBtu for May 2011, and weighted-average daily prices for NGLs at Mt. Belvieu as of May 2, 2011, based on our first quarter 2011 product mix, were $62.19 per Bbl.

Our standardized processing margins averaged $0.7548 and $0.5745 per gallon for the first quarters of 2011 and 2010, respectively. The average standardized processing margin for the period from January 1, 1989 through March 31, 2011 is $0.1744 per gallon. Our “standardized” processing margin is based on a fixed set of assumptions with respect to NGL composition and fuel consumption per recovered gallon. Our results of operations may not necessarily correlate to the changes in our standardized processing margin because of the impact of factors other than commodity prices, such as volumes, changes in NGL composition, recovery rates and variable contract terms. However, we believe this calculation is useful to investors for tracking commodity price relationships that affect our Texas processing operations.

Pricing Trends in Oklahoma.  The following graph and table summarize prices for natural gas and NGLs on the primary indices we use for Oklahoma pricing and crude oil on the NYMEX.

Oklahoma Prices for Crude Oil, Natural Gas and NGLs(1)

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on our weighted-average product mix at Conway for the period indicated.

	Quarterly Data for Oklahoma:
	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011
CenterPoint East ($/MMBtu)	$5.22	$3.86	$4.14	$3.53	$3.93
Conway ($/Bbl)	$44.44	$36.34	$36.53	$43.91	$46.36
NYMEX crude oil ($/Bbl)	$78.72	$78.03	$76.20	$85.17	$94.10
Service throughput (MMBtu/d)	248,784	259,972	270,184	267,353	269,550
Plant inlet (MMBtu/d)	152,190	156,204	156,676	154,257	147,710
NGLs produced (Bbls/d)	15,334	16,653	16,541	16,480	16,037
Segment gross margin (in thousands)	$24,275	$21,821	$23,010	$24,511	$23,082

First-of-the-month prices for natural gas on the CenterPoint East index were $4.09 per MMBtu for April 2011 and $4.15 per MMBtu for May 2011, and weighted-average daily prices for NGLs at Conway as of May 2, 2011, based on our first quarter product mix, were $53.01 per Bbl.

Basis Trends.  Basis risk — the risk that the value of a hedge may not move in tandem with the value of the actual price exposure that is being hedged — affects our hedges of Oklahoma NGL volumes because, due to the limited liquidity in the forward market for Conway-based hedge instruments, we use Mt. Belvieu-priced hedge instruments for our Oklahoma NGL volumes. In addition, our long position in natural gas in Oklahoma can serve as a hedge against our short position in natural gas in Texas. To the extent we rely on natural gas from our Oklahoma segment, which is priced primarily on the CenterPoint East index, to offset a short position in natural gas in our Texas segment, which is priced on the Houston Ship Channel index, we are subject to basis risk.

Prices for the first quarter of 2011 reflected an increase of the average basis differential between Mt. Belvieu and Conway, which was $4.34 per Bbl, as compared to $3.97 per Bbl for the fourth quarter of 2010. Prices for purity ethane accounted for 73% of this basis differential. For April 2011, the basis differential averaged $6.56 per Bbl, and at May 2, 2011 the basis differential was $8.92 per Bbl. The average basis differential between Houston Ship Channel and CenterPoint East natural gas index prices was $0.13 per MMBtu for the first quarter, a decrease from $0.25 per MMBtu for the fourth quarter of 2010, and was $0.18 per MMBtu for April 2011 and $0.18 per MMBtu for May 2011.

The following graph summarizes the basis differential between Mt. Belvieu and Conway prices.

Mt. Belvieu — Conway Basis(1)

(1)	Average NGL prices are calculated based on our Oklahoma segment weighted-average product mix for the period indicated.

Pricing Trends in the Rocky Mountains.  The following graph and table summarize prices for natural gas on the Colorado Interstate Gas (“CIG”), the primary index we use for the Rocky Mountains.

Rocky Mountains Natural Gas Prices(1)

(1)	Natural gas prices are first-of-the-month index prices.

	Quarterly Data for Rocky Mountains:
	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011
CIG ($/MMBtu)	$5.14	$3.61	$3.50	$3.42	$3.83
Pipeline throughput (MMBtu/d)(1)	931,319	900,047	913,730	886,568	581,051
Segment gross margin (in thousands)(2)	$1,103	$1,148	$1,091	$1,098	$1,042

(1)	Includes 100% of Bighorn and Fort Union, but does not reflect an additional 288,966 MMBtu/d of additional long-term contractually committed volumes, based on which Fort Union also received payments for the first quarter of 2011.

(2)	Excludes results and volumes associated with our equity interests in Bighorn and Fort Union.

First-of-the-month prices for natural gas on the CIG index were $3.97 per MMBtu for April 2011 and $3.97 per MMBtu for May 2011.

First Quarter 2011 Drilling and Production Activity.

•	Drilling. Drilling activity in the first quarter increased significantly in the Eagle Ford Shale in Texas, where we continued to work to secure additional long-term supply contracts. Producers targeting the Woodford Shale behind our Mountains systems in Oklahoma and the north Barnett Shale Combo play behind our Saint Jo plant in Texas continued drilling at levels consistent with the fourth quarter of 2010, which had been increasing throughout the third and fourth quarters of 2010. In the Rocky Mountains and in other areas of Texas and Oklahoma, drilling activity has remained low.

•	Volumes. Our overall service throughput volumes for the first quarter of 2011 decreased slightly compared to the fourth quarter of 2010, primarily reflecting the effects of severe weather conditions that affected our Oklahoma and Texas operations in February, as well as a four-day shut down of our Saint Jo plant due to an electrical failure and the associated repairs. The decline in volumes was partially offset by an increase in throughput as additional Eagle Ford shale wells were connected to our recently completed, wholly owned DK pipeline. In the Rocky Mountains, volumes have continued to decline due to limited drilling activity in the Powder River Basin. In addition, Fort Union’s physical volumes declined 40% from the fourth quarter 2010 due to competition from TransCanada’s Bison Pipeline, which began service in January 2011, although the impact on Fort Union’s revenue was largely offset by payments based on long-term contractual volume commitments.

•	Outlook. So long as NGL and crude prices generally remain strong relative to natural gas prices, we anticipate continued drilling activity in rich gas areas such as the Eagle Ford Shale and the north Barnett Shale Combo play. We believe that these plays are attractive to producers because they offer rich gas in a favorable NGL price environment, low geologic risk and nearby infrastructure and market access, as well as high initial production rates.

Commodity prices continue to show some volatility, and drilling activity in the Powder River Basin and in areas where producers employ conventional drilling techniques has been minimal. Drilling and related activity in shale plays have consumed significant capital and other resources, which may effectively raise barriers to entry in other areas. However, other factors such as commodity hedges, improved well completion technology or the need to maintain leasehold interests will also influence drilling and completion activity. We expect that many producers who rely on conventional drilling, produce mainly lean gas, or both, will wait to see sustained increases in natural gas prices before resuming significant drilling activity. We do not expect volume growth in the Rocky Mountains until prices are sufficient to support substantial drilling and completion activity.

Other Industry Trends.  NGL transportation and fractionation facilities continue to experience capacity constraints, which generally results in higher NGL transportation and fractionation costs for parties that do not have contractually fixed costs. Growing rich natural gas volumes from the Eagle Ford Shale are placing additional pressure on existing transportation capacity for NGLs, condensate and crude oil, while transportation costs for heavier NGL products in Texas remain higher due to lack of broad pipeline infrastructure and trucking. Capacity constraints could result in higher transportation and fractionation costs and lower NGL prices due to an excess of supply. These effects could limit the benefits producers receive from rich gas production and eventually could affect the level of drilling activity in rich gas plays. In addition, ultimately, activity in the Eagle Ford Shale could be impacted by downstream capacity constraints or insufficient demand and storage capacity for residue gas.

Factors Affecting Operating Results and Financial Condition

Our results for the first quarter of 2011 reflect the effects of limited drilling that, in some of our operating areas, has continued since 2009’s weak pricing environment, and also the increasingly offsetting effects of rich gas drilling that has followed from stronger NGL prices. We and some of the joint ventures in which we own interests have continued to experience flat or declining volumes, particularly from most lean gas and conventional drilling areas, due to low drilling activity. Our volumes were also reduced by the effects of severe winter weather during the quarter and a four-day shut down for repairs at our Saint Jo plant following an electrical failure.

Relatively strong NGL prices (in Texas, combined with lower natural gas prices) and growth in rich gas volumes have continued to benefit our processing margins. Our combined operating segment gross margins for the first quarter of 2011 increased 8% compared to the fourth quarter of 2010.

Higher NGL and crude oil prices have increased our operating segment cash flow and, in combination with lower strike prices on our commodity derivative instruments, reduced our cash flow from commodity hedge settlements. For the first three months of 2011, we paid $2.1 million in net cash settlements from our commodity hedge portfolio, compared to receiving $7.0 million in net cash settlements for the first three months of 2010.

How We Evaluate Our Operations

We believe that investors benefit from having access to the various financial and operating measures that our management uses in evaluating our performance. These measures include: (i) throughput volumes; (ii) segment gross margin and total segment gross margin; (iii) operations and maintenance expenses; (iv) general and administrative expenses; (v) EBITDA and adjusted EBITDA and (vi) total distributable cash flow. Segment gross margin, total segment gross margin, EBITDA, adjusted EBITDA and total distributable cash flow are non-GAAP financial measures. A reconciliation of each non-GAAP measure to its most directly comparable GAAP measure is provided below.

For additional discussion of each of these measures, please read “— How We Evaluate Our Operations” under Item 7 of our 2010 10-K.

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

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Reconciliation of total segment gross margin to operating income:
Operating income	$16,352	$13,912
Add: Operations and maintenance expenses	15,099	12,103
Depreciation and amortization	16,869	15,201
General and administrative expenses	12,598	10,542
Taxes other than income	1,130	1,162
Equity in earnings from unconsolidated affiliates	(1,702)	(1,795)

Total segment gross margin	$60,346	$51,125

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Reconciliation of EBITDA and adjusted EBITDA to net income (loss):
Net income (loss)	$3,532	$(1,260)
Add: Depreciation and amortization	16,869	15,201
Interest and other financing costs	11,916	14,945
Provision for income taxes	911	234

EBITDA	33,228	29,120
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	4,421	4,645
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,647	1,537
Copano’s share of interest and other financing costs incurred by our equity method investments	177	371

Adjusted EBITDA	$39,473	$35,673

Reconciliation of EBITDA and adjusted EBITDA to cash flows from operating activities:
Cash flow provided by operating activities	$28,531	$29,164
Add: Cash paid for interest and other financing costs	10,934	14,050
Equity in earnings from unconsolidated affiliates	1,702	1,795
Distributions from unconsolidated affiliates	(5,531)	(5,765)
Risk management activities	1,917	(597)
Changes in working capital and other	(4,325)	(9,527)

EBITDA	33,228	29,120
Add: Amortization of difference between the carried investment and the underlying equity in net assets of equity investments and impairment	4,421	4,645
Copano’s share of depreciation and amortization included in equity in earnings from unconsolidated affiliates	1,647	1,537
Copano’s share of interest and other financing costs incurred by our equity method investments	177	371

Adjusted EBITDA	$39,473	$35,673

Reconciliation of net income (loss) to total distributable cash flow:
Net income (loss)	$3,532	$(1,260)
Add: Depreciation and amortization	16,869	15,201
Amortization of commodity derivative options	7,270	7,978
Amortization of debt issue costs	982	895
Equity-based compensation	2,982	2,715
Distributions from unconsolidated affiliates	6,473	6,737
Unrealized (gain) loss associated with line fill contributions and gas imbalances	(219)	1,582
Unrealized (gain) loss on derivative activity	(1,216)	533
Deferred taxes and other	524	(301)
Less: Equity in earnings from unconsolidated affiliates	(1,702)	(1,795)
Maintenance capital expenditures	(2,046)	(1,431)

Total distributable cash flow	$33,449	$30,854

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models and standardized processing margin, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting and (iv) imbalance monitoring and control.

For a further discussion, please read “— How We Manage Our Operations” under Item 7 of our 2010 10-K.

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

In addition to compensating us for gathering, transportation, processing, conditioning or fractionation services, many of our contracts also allow us to charge fees for treating, compression, dehydration or other services. Additionally, we may share a fixed or variable portion of our processing margin with the producer or third-party transporter in the form of “processing upgrade” payments during periods in which processing margins exceed an agreed-upon amount.

Generally, non-fee-based pricing terms carry varying levels of commodity sensitivity, while fee-based pricing is only indirectly affected by commodity prices. Substantially all of our Rocky Mountains contracts are fee-based arrangements. Our contracts in Texas and Oklahoma often reflect a combination of pricing terms. An example of combined pricing terms would be a percentage-of-proceeds contract that also allows us to charge a treating fee for removing contaminants from natural gas.

The table below summarizes our gross margin attributable to each of the most common pricing terms in our contract portfolio, as a percentage of our quarterly total segment gross margin and our share of the gross margin from each of our unconsolidated affiliates.

Contract Pricing	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011

Fee-based	27%	33%	37%	38%	41%
Percentage-of-proceeds	39%	31%	30%	32%	32%
Keep-whole and other	36%	33%	29%	34%	39%
Net hedging(1)	(2)%	3%	4%	(4)%	(12)%

(1)	Net impact of our commodity derivative instruments to total segment gross margin.

For a further discussion, please read “— Our Contracts” in Item 7 of our 2010 10-K.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this report, including, but not limited to, those under “— Our Results of Operations” and “— Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include assertions related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	the volatility of prices and market demand for natural gas, crude oil and NGLs, and for products derived from these commodities;

•	our ability to continue to connect new sources of natural gas supply and the NGL content of new supplies;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas and NGL supplies;

•	our ability to attract and retain key customers and contract with new customers;

•	our ability to access or construct new gas processing, NGL fractionation and transportation capacity;

•	the availability of local, intrastate and interstate transportation systems and other facilities for natural gas and NGLs;

•	our ability to meet in-service dates and cost expectations for construction projects;

•	our ability to successfully integrate any acquired asset or operations;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	force majeure situations such as the loss of a market or facility downtime;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this report, including in conjunction with the forward-looking statements referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Item 1A, “Risk Factors” in our 2010 10-K. All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, other than as required by law, whether as a result of new information, future events or otherwise.

Our Results of Operations

	Three Months Ended
	March 31,
	2011	2010
	($ In thousands)

Total segment gross margin(1)	$60,346	$51,125
Operations and maintenance expenses	15,099	12,103
Depreciation and amortization	16,869	15,201
General and administrative expenses	12,598	10,542
Taxes other than income	1,130	1,162
Equity in earnings from unconsolidated affiliates(2)(3)(4)	(1,702)	(1,795)

Operating income(2)	16,352	13,912
Interest and other financing costs, net	(11,909)	(14,938)
Provision for income taxes	(911)	(234)

Net income (loss)	3,532	(1,260)
Preferred unit distributions	(7,880)	—

Net (loss) income to common units	$(4,348)	$(1,260)

Total segment gross margin:
Texas	$45,011	$27,165
Oklahoma	23,082	24,275
Rocky Mountains(5)	1,042	1,103

Segment gross margin	69,135	52,543
Corporate and other(6)	(8,789)	(1,418)

Total segment gross margin(1)	$60,346	$51,125

Segment gross margin per unit:
Texas:
Service throughput ($/MMBtu)	$0.76	$0.52
Oklahoma:
Service throughput ($/MMBtu)	$0.95	$1.08
Volumes:
Texas:(7)
Service throughput (MMBtu/d)(8)	654,996	582,958
Pipeline throughput (MMBtu/d)	399,033	316,937
Plant inlet volumes (MMBtu/d)	560,903	457,233
NGLs produced (Bbls/d)	23,228	15,339
Oklahoma:(9)
Service throughput (MMBtu/d)(8)	269,550	248,784
Plant inlet volumes (MMBtu/d)	147,710	152,190
NGLs produced (Bbls/d)	16,037	15,334
Capital Expenditures:
Maintenance capital expenditures	$2,046	$1,431
Expansion capital expenditures	51,520	20,406

Total capital expenditures	$53,566	$21,837

Operations and maintenance expenses:
Texas	$8,825	$6,569
Oklahoma	6,219	5,433
Rocky Mountains	55	101

Total operations and maintenance expenses	$15,099	$12,103

(1)	Total segment gross margin is a non-GAAP financial measure. Please read “— How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.

(2)	Includes results and volumes associated with our interests in Bighorn and Fort Union. Combined volumes gathered by Bighorn and Fort Union were 581,051 MMBtu/d and 931,319 MMBtu/d for the three months ended March 31, 2011 and 2010, respectively. The volume decline is primarily due to certain Fort Union shippers diverting gas volumes to TransCanada’s Bison Pipeline upon its start up in January 2011. However, Fort Union also received payments based on an additional 288,966 MMBtu/d in long-term contractually committed volumes for the three months ended March 31, 2011.

(3)	Includes results and volumes associated with our interest in Southern Dome. For the three months ended March 31, 2011, plant inlet volumes for Southern Dome averaged 11,182 MMBtu/d and NGLs produced averaged 393 Bbls/d. For the three months ended March 31, 2010, plant inlet volumes for Southern Dome averaged 14,130 MMBtu/d and NGLs produced averaged 499 Bbls/d.

(4)	Includes results and volumes associated with our interest in Webb Duval. Gross volumes transported by Webb Duval, net of intercompany volumes, were 49,450 MMBtu/d and 60,091 MMBtu/d for the three months ended March 31, 2011 and 2010, respectively.

(5)	Rocky Mountains segment gross margin includes results from producer services, including volumes purchased for resale, volumes gathered under firm capacity gathering agreements with Fort Union, volumes transported using our firm capacity agreements with Wyoming Interstate Gas Company and compressor rental services provided to Bighorn. Excludes results and volumes associated with our interest in Bighorn and Fort Union.

(6)	Corporate and other includes results attributable to our commodity risk management activities.

(7)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Texas segment at all plants, including plants owned by the Texas segment and plants owned by third parties. Plant inlet volumes averaged 543,151 MMBtu/d and NGLs produced averaged 22,122 Bbls/d for the three months ended March 31, 2011 for plants owned by the Texas segment. Plant inlet volumes averaged 450,417 MMBtu/d and NGLs produced averaged 14,852 Bbls/d for the three months ended March 31, 2010 for plants owned by the Texas segment.

(8)	“Service throughput” means the volume of natural gas delivered to our wholly owned processing plants by third-party pipelines plus our “pipeline throughput,” which is the volume of natural gas transported or gathered through our pipelines.

(9)	Plant inlet volumes and NGLs produced represent total volumes processed and produced by the Oklahoma segment at all plants, including plants owned by the Oklahoma segment and plants owned by third parties. For the three months ended March 31, 2011, plant inlet volumes averaged 114,646 MMBtu/d and NGLs produced averaged 13,181 Bbls/d for plants owned by the Oklahoma segment. For the three months ended March 31, 2010, plant inlet volumes averaged 117,602 MMBtu/d and NGLs produced averaged 12,468 Bbls/d for plants owned by the Oklahoma segment.

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Net income, which is prior to deducting in-kind distributions on our Series A preferred units issued in July 2010, was $3.5 million for the three months ended March 31, 2011 compared to net loss of $1.3 million for the three months ended March 31, 2010. The increase resulted primarily from higher total segment gross margin due to increased service throughput in Texas and Oklahoma, increased NGL production in Texas and average NGL price increases of 7% on the Mt. Belvieu index and 4% on the Conway index, as well as lower interest expense associated with our outstanding debt, and was partially offset by increased operating and administrative costs due to significant expansion in our Texas segment.

Net loss to common units after deducting $7.9 million of in-kind distributions on our Series A preferred units totaled $4.3 million, or $0.07 per unit on a diluted basis, for the three months ended March 31, 2011 compared to net loss to common units of $1.3 million, or $0.02 per unit on a diluted basis, for the three months ended March 31,

2010. Weighted average diluted units outstanding totaled 66.0 million for the three months ended March 31, 2011 as compared to 58.2 million for the same period in 2010.

Texas Segment Gross Margin.  Texas segment gross margin was $45.0 million for the three months ended March 31, 2011 compared to $27.2 million for the three months ended March 31, 2010, an increase of $17.8 million, or 66%. Texas segment gross margin per unit of service throughput increased $0.24 per MMBtu to $0.76 per MMBtu for the three months ended March 31, 2011 compared to $0.52 per MMBtu for the three months ended March 31, 2010, reflecting 7% higher NGL prices, the impact of our fractionation facilities and an increase in revenue associated with fee-based contracts, including $3.0 million in deficiency fees payable on volumes not delivered. The Texas segment’s gathering, NGL production and processed volumes increased 26%, 51% and 23%, respectively, during the three months ended March 31, 2011. The increase in NGL production is due to producers’ continued focus on rich gas. In addition, $4.5 million of the increase to Texas segment gross margin for the three months ended March 31, 2011 is attributable to the fractionator at our Houston Central complex (started in May 2010), which reduced our third-party fractionation costs and enabled us to begin charging fractionation fees to producers.

Oklahoma Segment Gross Margin.  Oklahoma segment gross margin was $23.1 million for the three months ended March 31, 2011 compared to $24.3 million for the three months ended March 31, 2010, a decrease of $1.2 million, or 5%. The decrease in segment gross margin was primarily due to a period-over-period decrease in average natural gas prices of 25%. The Oklahoma segment gross margin per unit of service throughput decreased $0.13 per MMBtu to $0.95 per MMBtu for the three months ended March 31, 2011 compared to $1.08 per MMBtu for the three months ended March 31, 2010. The decrease in segment gross margin was partially offset by an increase in service throughput of 8% due to volume growth from the Woodford Shale and an increase in NGL production of 5%. Plant inlet volumes decreased 3% period over period because Paden plant inlet volumes decreased 7% primarily a result of normal production declines on the Stroud gathering system offset by plant inlet volumes from our Burbank plant, which came online in the second quarter of 2010.

Rocky Mountains Segment Gross Margin.  Rocky Mountains segment gross margin was $1.0 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010, a decrease of $0.1 million, or 9%.

Corporate and Other.  Corporate and other includes our commodity risk management activities and was a $8.8 million loss for the three months ended March 31, 2011 compared to a $1.4 million loss for the three months ended March 31, 2010. The loss for the three months ended March 31, 2011 includes $7.3 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $2.1 million of net cash settlements paid on expired commodity derivative instruments offset by $0.6 million of unrealized gain on our commodity derivative instruments. The loss for the three months ended March 31, 2010 includes $8.0 million of non-cash amortization expense relating to the option component of our commodity derivative instruments and $0.4 million of unrealized mark-to-market losses on our commodity derivative instruments offset by $7.0 million of net cash settlements received on expired commodity derivative instruments.

Operations and Maintenance Expenses.  Operations and maintenance expenses totaled $15.1 million for the three months ended March 31, 2011 compared to $12.1 million for the three months ended March 31, 2010. The 25% increase is attributable primarily to our expanded operations in Texas related to new assets that serve the Eagle Ford Shale, operation of our Burbank plant in Oklahoma for the full quarter in 2011, increased payroll costs in both Texas and Oklahoma and increased compressor expenses in Oklahoma on the Mountains systems.

Depreciation and, Amortization.  Depreciation and amortization totaled $16.9 million for the three months ended March 31, 2011 compared with $15.2 million for the three months ended March 31, 2010, an increase of 11%. This increase relates primarily to additional depreciation and amortization resulting from capital expenditures made after March 31, 2010, including expenditures relating to the fractionation facility at our Houston Central complex, the expansion of our Saint Jo plant, installation of the Burbank plant and the construction of our DK pipeline.

General and Administrative Expenses.  General and administrative expenses totaled $12.6 million for the three months ended March 31, 2011 compared to $10.5 million for the three months ended March 31, 2010. The

20% increase consists primarily of increases in (i) personnel, compensation and benefits costs of $1.0 million, (ii) costs of preparing and processing tax forms (Schedule K-1s) for unitholders of $0.5 million, (iii) expenses for acquisition initiatives that were not consummated totaling $0.5 million and (iv) a $0.4 million loss on the sale of non-core assets in our Texas segment, offset by a $0.3 million increase in management fees received from our unconsolidated affiliates, primarily Eagle Ford Gathering.

Interest and Other Financing Costs.  Interest and other financing costs totaled $11.9 million for the three months ended March 31, 2011 compared to $14.9 million for the three months ended March 31, 2010, a decrease of $3.0 million, or 20%. Interest expense related to our revolving credit facility netted to zero (including $1.4 million of net settlements under our interest rate swaps and net of $1.4 million of capitalized interest) and $2.4 million (including net settlements paid under our interest rate swaps of $1.5 million and net of $0.5 million of capitalized interest) for the three months ended March 31, 2011 and 2010, respectively. Interest and other financing costs for the three months ended March 31, 2011 includes unrealized mark-to-market gains of $0.7 million on undesignated interest rate swaps compared to unrealized mark-to-market losses of $0.1 million for the same period in 2010. Amortization of debt issue costs totaled $1.0 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. Average borrowings under our credit arrangements for the three months ended March 31, 2011 and 2010 were $624.3 million and $823.2 million with average interest rates of 8.7% and 7.4%, respectively. Please read “— Liquidity and Capital Resources — Our Indebtedness.”

Cash Flows

The following table summarizes our cash flows for each of the periods indicated as reported in the consolidated statements of cash flows found in Item 1 of this report.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$28,531	$29,164
Net cash used in investing activities	(67,170)	(18,441)
Net cash provided by (used in) financing activities	48,097	(1,267)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows.  Net cash provided by operating activities was $28.5 million for the three months ended March 31, 2011 compared to $29.2 million for the three months ended March 31, 2010. The decrease in cash provided by operating activities of $0.7 million was attributable to the following changes:

•	risk management activities used $2.5 million more cash flow for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010,

•	a $0.2 million decrease in cash distributions received from our unconsolidated affiliates in the three months ended March 31, 2011 compared to the three months ended March 31, 2010;

•	a $1.0 million decrease in cash flow provided by operating activities for the three months ended March 31, 2011 compared with the same period in 2010; and

partially offset by:

•	a $3.0 million decrease in interest payments for the three months ended March 31, 2011 compared to the same period in 2010 as a result of lower average borrowings.

Investing Cash Flows.  Net cash used in investing activities was $67.2 million and $18.4 million for the three months ended March 31, 2011 and 2010, respectively. Investing activities for the three months ended March 31, 2011 included (i) $41.3 million of capital expenditures related to our Eagle Ford Shale growth strategy and well connections attaching volumes in new areas (please read “— Liquidity and Capital Resources — Capital

Expenditures” for additional details) and (ii) $26.8 million of investments in Eagle Ford Gathering, Liberty Pipeline Group and Bighorn, offset by $0.9 million of distributions from Bighorn in excess of equity earnings. Investing activities for the first quarter of 2010 included (i) $19.4 million of capital expenditures related to our Saint Jo plant, DK pipeline and related right-of-way acquisitions, and new well connections, and (ii) $0.4 million of investment in Bighorn, offset by (x) distributions in excess of equity earnings from Bighorn and Southern Dome totaling $1.0 million and (y) other investing activities of $0.4 million

Financing Cash Flows.  Net cash provided by financing activities totaled $48.1 million during the three months ended March 31, 2011 and included (i) borrowings under our revolving credit facility of $85 million and (ii) proceeds from the exercise of common unit options of $1.1 million, offset by (x) distributions to our unitholders of $37.9 million and (y) deferred financing costs of $0.1 million. Net cash used in financing activities totaled $1.3 million during the three months ended March 31, 2010 and included (i) net repayments under our revolving credit facility of $135 million and (ii) distributions to our unitholders of $31.5 million, offset by (x) net proceeds from our public offering of common units in March 2010 of $164.5 million and (y) proceeds from the exercise of common unit options of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity.  Cash generated from operations, borrowings under our revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations or generate additional revenues, interest payments on our revolving credit facility and senior unsecured notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for expansion projects and acquisitions are expected to be funded by several sources, including operating cash flows, borrowings under our revolving credit facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions.

For additional discussion, please read “— Our Long-Term Growth Strategy” under Item 7 of our 2010 10-K.

Outlook.  Commodity prices and financial market conditions have improved, and we have focused on the significant opportunities for volume growth from shale resource plays. Commodity prices continue to show some volatility, and drilling activity in the Powder River Basin and in areas where producers employ conventional drilling techniques has been minimal. It remains unclear when producers in these areas will undertake sustained increases in drilling activity. Our ability to generate cash from operations, and to comply with the covenants under our debt instruments, would be adversely affected if we experienced declining volumes in combination with unfavorable commodity prices over a sustained period.

We purchase commodity derivatives during favorable pricing environments so that the cash from their settlements will help to offset the effects of unfavorable pricing environments in the future. We purchased new commodity derivatives in late 2010 and the first quarter of 2011 to hedge against potential future declines in commodity prices. Some of our derivative instruments for 2010 had strike prices based on the 2008 pricing environment, which were substantially higher than those of instruments we acquired in 2009 and 2010, as well as the strike prices for instruments we could acquire today. We have settled most of our derivatives with 2008 strike prices, so to the extent we rely on derivative instruments to offset unfavorable pricing in 2011, our cash from settlements of derivative instruments will be lower than in 2010.

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

During the three months ended March 31, 2011, our capital expenditures totaled $53.6 million, consisting of $2.0 million of maintenance capital and $51.6 million of expansion capital. We used funds from operations and borrowings under our revolving credit facility to fund our capital expenditures. Our expansion capital expenditures related mainly to (i) the fractionation expansion at our Houston Central complex, (ii) extension of our DK pipeline to Houston Central and (iii) construction of lateral pipelines and well connections to attach volumes from the Eagle Ford Shale and the North Barnett Shale Combo plays. Based on our current scope of operations, we anticipate incurring approximately $10 million to $12 million of maintenance capital expenditures over the next 12 months. We anticipate incurring approximately $211 million in expansion capital expenditures in 2011 enhancing the capabilities and capacities of our current asset base.

Investment in Unconsolidated Affiliates.  During three months ended March 31, 2011, our capital contributions to our unconsolidated affiliates totaled $26.8 million and consisted primarily of contributions to Eagle Ford Gathering for its construction of gathering pipelines and the related crossover project and Liberty Pipeline Group for construction of its NGL pipeline. We anticipate making additional cash contributions to Eagle Ford Gathering of approximately $45 million and $48 million for its initial pipeline project and its crossover project, respectively, and additional cash contributions to Liberty Pipeline Group of approximately $19 million for its NGL pipeline project.

Eagle Ford Shale Growth Strategy.  We have undertaken various expansion capital projects in Texas to accomplish our Eagle Ford Shale growth strategy. The table below provides summary descriptions of our major projects under this strategy.

Major Eagle Ford Growth Projects
	Length	Diameter	Initial	Expanded	Estimated Costs
Project	(miles)	(range)	Capacity(1)	Capacity(1)	($ in millions)	Expected In-Service Date

Houston Central fractionation expansion	—	—	22,000	44,000	$66	Fourth Quarter 2011
Houston Central processing expansion	—	—	400,000	—	$145	First Quarter 2013
DK Pipeline extension	58	24”	195,000	303,000	$100	Fourth Quarter 2011
Eagle Ford Gathering(2)
Initial pipeline	114	24”- 30”	325,000	—	$175(4)	Third Quarter 2011
Crossover project	66	20”-24”	176,000	—	$100(4)	Fourth Quarter 2011
Liberty pipeline(3)	83	12”	75,000	—	$52(4)	Third Quarter 2011

(1)	Throughput or processing capacity is presented in Mcf/d. Fractionation capacity is presented in Bbls/d.

(2)	Constructed through Eagle Ford Gathering.

(3)	Constructed through Liberty Pipeline Group.

(4)	Joint venture project costs presented are gross amounts; our share of such costs is 50%.

Cash Distributions.  The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters

Common units(1)	$38,538	$154,151

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan (“LTIP”). Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of April 29, 2011, we had 59,752 outstanding restricted units and 877,658 outstanding phantom units.

Our Indebtedness

As of March 31, 2011, our aggregate outstanding indebtedness totaled $677.2 million and we were in compliance with the financial covenants under our revolving credit facility and our incurrence covenants under the indentures governing our senior notes.

Credit Ratings.  Moody’s Investors Service has assigned a Corporate Family rating of Ba3 with a negative outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility.  As of March 31, 2011, we had $95 million outstanding under our $550 million senior secured revolving credit facility with Bank of America, N.A., which matures on October 18, 2012. Future borrowings under the facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $50 million in standby letters of credit. As of March 31, 2011, we had no letters of credit outstanding. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

At March 31, 2011, our ratio of total debt to EBITDA was 3.44 to 1.0, and our ratio of EBITDA to interest expense was 3.93 to 1.0. Based on our ratio of total debt to EBITDA at March 31, 2011, we could borrow an additional $312 million under the revolving credit facility before reaching our maximum total debt to EBITDA ratio of 5.0 to 1.0.

Senior Notes.  The indentures governing our senior unsecured notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the senior unsecured notes indentures) is at least 1.75 to 1.0. At March 31, 2011, our ratio of EBITDA to fixed charges was 3.65 to 1.0.

In April 2011, we issued $360 million in senior notes and used the proceeds to purchase all of our outstanding 8.125% senior notes due 2016. Please read “— Recent Developments” for additional details.

For additional details on our revolving credit facility and Senior Notes, please read Note 5 “Long-Term Debt,” to our unaudited consolidated financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Recent Accounting Pronouncements

For information on new accounting pronouncements, please read Note 2 “New Accounting Pronouncements,” to our unaudited consolidated financial statements included in Item 1 of this report.

Critical Accounting Policies

For a discussion of our critical accounting policies for revenue recognition, impairment of long-lived assets, risk management activity and equity method of accounting for unconsolidated affiliates, which remain unchanged, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in our 2010 10-K.

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

Sensitivity.  In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $0.3 million to our total segment gross margin for the three months ended March 31, 2011. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in an immaterial change to our total segment gross margin, and vice versa, for the three months ended March 31, 2011. These relationships are not necessarily linear. When actual prices fall below the strike prices of our hedges, our sensitivity to further changes in commodity prices is reduced. Also, if processing margins are negative, we can operate our Houston Central plant in a conditioning mode so that additional increases in natural gas prices would have a positive impact on our total segment gross margin. However, our hedge instruments do not reduce our sensitivity to commodity prices to the extent that commodity prices remain above strike prices. Commodity prices exceeded the strike prices of our hedges in the first three months of 2011; therefore, our hedges did not reduce our sensitivity to changes in commodity prices during that period.

Our Hedge Portfolio

Commodity Hedges.  As of March 31, 2011, our commodity hedge portfolio totaled a net asset of $10.0 million, which consists of assets aggregating $16.1 million less liabilities aggregating $6.1 million. For additional information, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of this report.

Houston Ship Channel Index Purchased Natural Gas Options

	Call Spread			Call
	Call Strike		Call
	(Per MMBtu)		Volumes	Strike	Volume
	Bought	Sold	(MMBtu/d)	(Per MMBtu)	(MMBtu/d)

2011	$6.9500	$10.0000	7,100	$10.0000	10,000

Mt. Belvieu Purity Ethane Purchased Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2011	$0.5300	2,200	$0.5450	500
2011	$0.6200	500	$—	—
2011	$0.5500	500	$—	—
2012	$0.5900	1,000	$—	—

Mt. Belvieu TET Propane Purchased Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2011(1)	$0.8265	1,100	$—	—
2011	$0.9340	700	$0.9750	700
2011	$1.3300	900	$—	—
2012	$1.1500	700	$—	—
2012	$1.0700	600	$—	—
2012	$1.1700	600	$—	—
2013	$1.2400	600	$—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting as of January 2011.

Mt. Belvieu Non-TET Isobutane Purchased Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2011(1)	$1.0205	300	$—	—
2011	$1.1100	100	$1.1800	100
2011	$1.3900	160	$—	—
2011	$1.7100	200	$—	—
2012	$1.3900	450	$—	—
2013	$1.6000	200	$—	—
2013	$1.6100	100	$—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting.

Mt. Belvieu Non-TET Normal Butane Purchased Puts and Entered into Swaps

	Put		Swap
	Strike	Volumes	Price	Volumes
	(Per gallon)	(Bbls/d)	(Per gallon)	(Bbls/d)

2011(1)	$1.0205	300	$—	—
2011	$1.0850	200	$1.1700	200
2011	$1.3500	140	$—	—
2011	$1.7100	350	$—	—
2012	$1.3500	250	$—	—
2012	$1.3600	350	$—	—
2012	$1.4600	150	$—	—
2013	$1.5800	300	$—	—
2013	$1.6500	100	$—	—

(1)	Instrument is not designated as a cash flow hedge under hedge accounting.

Mt. Belvieu Non-TET Purchased Natural Gasoline Puts

	Put
	Strike	Volumes
	(Per gallon)	(Bbls/d)

2011	$1.4100	300

Natural Gas Basis Swaps

	Purchased Houston Ship		Sold CenterPoint
	Channel Index		East Index
	Price	Volume	Price	Volume
	(per MMBtu)	(MMBtu/d)	(per MMBtu)	(MMBtu/d)

2011(1)	$0.1050	10,000	0.3050	10,000

(1)	Instrument is not designated as a cash flow hedge under hedge accounting.

WTI Crude Oil Purchased Puts

	Put
	Strike	Volumes
	(Per Bbl)	(Bbls/d)

2011(1)	$55.00	1,000
2011	$60.00	400
2011	$77.00	700
2011	$79.00	400
2011	$85.00	200
2012	$79.00	300
2012	$83.00	650
2012	$85.00	350
2012	$90.00	200
2013	$90.00	400
2013	$99.00	350

(1)	Instrument is not designated as a cash flow hedge under hedge accounting.

Interest Rate Swaps.  As of March 31, 2011, the fair value of our interest rate swaps liability totaled $6.2 million. For additional information on our interest rate swaps, please read Note 11, “Risk Management Activities,” to our unaudited consolidated financial statements included in Item 1 of the report.

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss could be very large relative to our overall profitability. For the three months ended March 31, 2011, ONEOK Hydrocarbons, L.P. (18%), Dow Hydrocarbon and Resources LLC, (16%), ONEOK Energy Services, L.P. (13%), Kinder Morgan (6%) and Enterprise Products Operating, L.P. (9%) collectively accounted for approximately 62% of our revenue. As of March 31, 2011, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 28% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of March 31, 2011, the value of our commodity net hedge positions by counterparty consisted of assets with Barclays Bank PLC (35%), JP Morgan (34%), Credit Suisse (22%), Scotia Capital (21%) and Wells Fargo (21%), and liabilities owed to Goldman Sachs (32%). As of March 31, 2011, all of our counterparties were rated A2 and A- or better by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity.

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2011 at the reasonable assurance level. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected or is reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Please read Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this report which is incorporated in this item by reference.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described under Item 1A, “Risk Factors,” in our 2010 10-K. These risks and uncertainties could materially adversely affect our business, financial condition and results of operations. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be materially adversely affected.

Item 6.	Exhibits.

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Number	Description

3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).
3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).
3.3	Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 21, 2010).
3.4	Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 22, 2010).
4.1	Indenture, dated as of February 7, 2006, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors parties thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 8, 2006).
4.2	Fourth Supplemental Indenture, dated April 5, 2011, to the Indenture, dated February 7, 2006, by and among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 5, 2011).
4.3	Rule 144A Global Note representing $224,500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 8, 2006).
4.4	Regulation S Global Note representing $500,000 principal amount of 8.125% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 8, 2006).
4.5	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).
4.6	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.4 above).
4.7	Registration Rights Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 22, 2010).
4.8	Indenture, dated April 5, 2011, by and among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 5, 2011).

Number		Description

4.9		First Supplemental Indenture, dated April 5, 2011, to the Indenture, dated April 5, 2011, by and among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 5, 2011).
10	.1*	Employment agreement, dated April 5, 2010, between CPNO Services, L.P. and James E. Wade.
10.2		Amended and Restated Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 16, 2011).
10.3		2011 Administrative Guidelines for Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed February 16, 2011).
31	.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31	.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32	.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32	.2**	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101	.CAL**	XBRL Calculation Linkbase Document.
101	.DEF**	XBRL Definition Linkbase Document.
101	.INS**	XBRL Instance Document.
101	.LAB**	XBRL Labels Linkbase Document.
101	.PRE**	XBRL Presentation Linkbase Document.
101	.SCH**	XBRL Schema Document.

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 6, 2011.

Copano Energy, L.L.C.

By:	/s/ R. Bruce Northcutt
R. Bruce Northcutt
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carl A. Luna
Carl A. Luna
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)