Form 10-K
period 2011-12-31
Copano Energy, L.L.C.
filed 2012-02-29
CIK 1297067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-32329

COPANO ENERGY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	51-0411678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2727 Allen Parkway, Suite 1200 Houston, Texas 77019	(713) 621-9547
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Liability Company Interests	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of our voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.2 billion based on $34.22 per common unit, the closing price of our common units as reported on The NASDAQ Global Select Market.

As of February 17, 2012, 72,171,817 of our common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Unitholders of Copano Energy, L.L.C. to be held May 17, 2012	Part III

PART I

Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C., its subsidiaries and entities it manages or operates.

As used generally in the energy industry and in this report, the following terms have the meanings indicated below. Please read the subsection of Item 1 captioned “—Industry Overview” for a discussion of the midstream natural gas industry.

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

The following discussion of our business segments provides information regarding our principal processing plants, pipelines and other assets. For a discussion of our results of operations, please read Item 7 of this report, captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General

We are an energy company engaged in the business of providing midstream services to natural gas producers, including gathering, transportation and processing of natural gas, fractionation and transportation of NGLs and other related services. Our assets are located in Texas, Oklahoma, Wyoming and Louisiana and include approximately 6,800 miles of active natural gas gathering and transmission pipelines and ten natural gas processing plants with over one Bcf/d of combined processing capacity. In addition to our natural gas pipelines, we operate 380 miles of NGL pipelines.

We were formed in August 2001 as a Delaware limited liability company to acquire entities operating under the Copano name since 1992, and to serve as a holding company for our operating subsidiaries. Since our inception in 1992, we have grown through strategic and bolt-on acquisitions and organic growth projects. Our common units are listed on the NASDAQ Global Select Market (NASDAQ”) under the symbol “CPNO.”

Recent Developments

Update on Eagle Ford Shale projects.

•

DK pipeline expansion placed in service. In December 2011, we placed into service 59 miles of newly constructed pipeline and related compression through Lavaca and Colorado Counties, Texas that directly connect our existing 38-mile DK pipeline in DeWitt and Karnes Counties, Texas to our

Houston Central complex. The additional compression increased the DK pipeline’s capacity from 225,000 MMBtu per day to 350,000 MMBtu per day. The DK pipeline is supported by firm producer volume commitments and dedicated acreage. This pipeline will provide direct access to the Houston Central complex for volumes from the southwest extension described above.

•

DK pipeline southwest extension. On February 9, 2012, we announced plans to extend our DK pipeline approximately 65 miles southwest from DeWitt County into McMullen County, Texas, along the same path as our joint venture condensate pipeline, discussed below, in the rich gas window of the Eagle Ford Shale. The southwest extension is expected to begin service in the first half of 2013 and is projected to cost approximately $120 million. The project is supported by a new long-term, fee-based capacity commitment with a leading operator in the Eagle Ford Shale play. Under the agreement, we will provide gathering, processing and NGL handling services for natural gas from leases in McMullen County, Texas.

•

Houston Central complex cryogenic processing upgrade. We have encountered a delay in completing an upgrade to the cryogenic processing facility at our Houston Central complex. Although we previously had anticipated that the full-quarter impact of the Eagle Ford Shale projects we completed in the fourth quarter would be fully reflected in our first-quarter 2012 operating results, we now expect that the effects of downtime at our Houston Central complex and continued delay in completing the cryogenic upgrade will negatively impact our first-quarter Texas segment gross margin.

•

Double Eagle Pipeline. Effective December 15, 2011, we entered into agreements to form Double Eagle Pipeline LLC (“Double Eagle Pipeline”), a 50/50 joint venture with Magellan Midstream Partners, L.P. (“Magellan”) to provide condensate gathering and transportation services to Eagle Ford Shale producers. The joint venture intends to construct a pipeline system extending from Gardendale, Texas, in LaSalle County to Three Rivers, Texas, in Live Oak County, then extending north into DeWitt County, Texas. We are converting to condensate service our existing natural gas pipeline that extends from near Three Rivers, Texas to Nueces Bay, Texas, near Corpus Christi and will lease that capacity to the joint venture. Magellan will make available to the joint venture existing and expanded storage assets, and will provide the joint venture’s customers access to marine vessel loading facilities at the Port of Corpus Christi. The pipeline from Three Rivers to Corpus Christi is expected to begin service as early as the fourth quarter of 2012, while the remaining joint venture assets are expected to begin service in the second quarter of 2013. Our 50% share of estimated construction costs associated with the joint venture and our costs to convert our existing pipeline are expected to total approximately $110 million. The joint venture project is supported by long-term fee-based customer commitments from two major producers with significant acreage in the rich gas window of the Eagle Ford Shale.

•

Eagle Ford Gathering pipeline placed in full service. Eagle Ford Gathering LLC (“Eagle Ford Gathering”), our joint venture with Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), began limited service on its Eagle Ford Shale gathering system in August 2011 and on its crossover pipeline in October 2011. Eagle Ford Gathering then began full service on December 1, 2011. The joint venture has secured fee-based contracts with several producers, for combined volume commitments of 637,500 MMBtu per day.

2012 expansion capital. Our estimated 2012 expansion capital expenditures for board-approved projects total approximately $410 million, which includes expenditures for the southwest extension of our DK pipeline, our joint venture with Magellan, our Houston Central processing expansion, additional gathering infrastructure in the Eagle Ford Shale and expansion of our Osage System footprint in Oklahoma to accommodate drilling activity in the Mississippi Lime area.

Recent financings.

•

Public debt offering. On February 7, 2012, we completed a registered underwritten offering of an additional $150,000,000 aggregate principal amount of 7.125% senior notes due 2021 (the “new notes”) at 102.25% of their principal amount for net proceeds of approximately $150.1 million, excluding accrued interest on the new notes and after deducting fees and expenses payable by us (including underwriting discounts and commissions). The new notes are an additional issue of our outstanding 7.125% senior notes due 2021 issued in an aggregate principal amount of $360,000,000 on April 5, 2011. The new notes were issued under the same indenture as the outstanding senior notes due 2021 and are part of the same series of debt securities. We used the net proceeds from the offering of the new notes to repay a portion of the outstanding indebtedness under our revolving credit facility.

•

Public equity offering. On January 19, 2012, we completed a registered underwritten offering of 5,750,000 common units at $34.03 per unit, for net proceeds of approximately $187.5 million, after deducting underwriting discounts and offering expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under our revolving credit facility.

Declaration of distribution. On January 11, 2012, our Board of Directors declared a cash distribution for the three months ended December 31, 2011 of $0.575 per common unit. The distribution, totaling $42.1 million, was paid on February 9, 2012 to all common unitholders of record at the close of business on January 26, 2012.

Business Strategy

Our management team is committed to our mission of building a more diversified energy midstream company with scale, stability of cash flows, above-average returns on invested capital and providing secure and growing distributions to our unitholders. Key elements of our strategy include:

•

Executing on organic growth opportunities and bolt-on acquisitions. We pursue capital projects and complementary acquisitions that we believe will enhance our ability to increase cash flows from our existing assets by capitalizing on our existing infrastructure, personnel and customer relationships. For example, we have completed significant expansions of our Texas assets to capitalize on significant activity in the Eagle Ford Shale and the north Barnett Shale Combo, and we are capitalizing on our existing assets in connection with a new condensate joint venture to meet continued demand from Eagle Ford Shale producers. In addition, we increased our processing capacity and operating flexibility and improved our margins in Oklahoma by acquiring the Harrah processing plant. Where our pipelines and processing or fractionation facilities have excess capacity, we have opportunities to increase throughput volume and cash flow with minimal incremental costs. We seek to increase volumes and utilization of capacity by aggressively marketing our services to producers to connect new supplies of natural gas.

•

Reducing sensitivity to commodity prices. The volatility of natural gas and NGL prices is a key consideration as we enter into new contracts and review opportunities for growth. Our goal is to position ourselves to achieve stable cash flows in a variety of market conditions. Generally, we pursue contracts under which the compensation for our services is not directly dependent on commodity prices. For example, we have focused on replacing commodity-sensitive contracts with fee-based contracts in executing our strategy to increase volumes from the Eagle Ford Shale, the north Barnett Shale Combo play and the Woodford Shale. In addition, we pursue opportunities to increase the fee-based component of our contract portfolio through acquisitions or other growth projects. To the extent that our contracts are commodity sensitive, we use derivative instruments to hedge our exposure to commodity price risk. We have established a product-specific, option-focused portfolio designed to allow us to meet our debt service, maintenance capital expenditure and similar requirements, along with our distribution objectives, despite fluctuations in commodity prices. Please read Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

•

Expanding through greenfield opportunities and strategic acquisitions. We pursue significant greenfield projects that leverage our strengths through alignment with producers and downstream customers. We also pursue potential acquisitions in new regions that we believe will enhance the scale and diversity of our assets or otherwise offer cash flow and operational growth opportunities that are attractive to us.

•

Pursuing profitable growth. We believe that a disciplined approach in selecting new projects will better enable us to choose opportunities that deliver value for our company and our unitholders. In analyzing a particular acquisition, expansion or greenfield project, we consider the operational, financial and strategic benefits of the transaction. Our analysis includes location of the assets or projects, strategic fit in relation to our existing business, expertise and management personnel required, capital required to integrate and maintain the assets involved, and the surrounding competitive environment. From a financial perspective, we analyze the rate of return the assets are expected to generate relative to our cost of capital under various volume and commodity price scenarios, comparative market parameters and the anticipated earnings and cash flow capabilities of the assets.

•

Developing and exploiting flexibility in our operations. Flexibility is a fundamental consideration underlying our approach to developing, expanding or acquiring assets. We can modify the operation of our assets to maximize our cash flows. For example, we can operate several of our processing plants in ethane-rejection mode as commodity price environments or operating conditions warrant. In 2010 and 2011, we focused on developing our ability to offer Eagle Ford Shale producers access to multiple natural gas and NGL markets. Multiple residue markets are available at the tailgate of our Houston Central complex, and in 2010 and 2011, we secured alternatives for NGL handling through initiatives such as the start-up and expansion of our Houston Central fractionator, our Liberty pipeline project and our execution of third-party fractionation or purchase arrangements for NGLs or purity products, including agreements with petrochemical customers along the Texas Gulf Coast.

•

Maintaining a strong balance sheet and access to liquidity. We are committed to pursuing growth in a way that allows us to maintain the strength of our balance sheet and a liquidity position that allows us to execute our business strategy in various commodity price environments. For example, we financed a substantial portion of our initial Eagle Ford Shale capital expenditures though a private placement of preferred equity with an affiliate of TPG Capital, L.P., which included a paid-in-kind distribution feature that allowed us the flexibility to maintain a strong balance sheet and liquidity position during construction and expansion of our assets and prior to generating cash flow from these projects. Other recent transactions through which we increased our liquidity include amendment and restatement of our senior secured revolving credit facility in June 2011, a public equity offering in January 2012, and a public debt offering in February 2012.

•

Maintaining an approach to business founded on a culture of integrity, safety, service and creativity. We believe that the dedication of our employees is a critical component of our success. We seek to maintain a company culture that fosters integrity, is committed to safety and environmental compliance and encourages innovation and teamwork, which we believe will allow us to attract and retain high quality employees and deliver the superior service required to establish and maintain valued long-term commercial relationships.

Our Operations

Through our subsidiaries and equity investments, we own and operate natural gas gathering and intrastate transportation pipeline assets, natural gas processing and fractionation facilities and NGL pipelines. Our natural gas pipelines gather natural gas from wellheads or designated points near producing wells. We treat and process natural gas as needed to remove contaminants and extract mixed NGLs and deliver the resulting residue gas to third-party pipelines, local distribution companies, power generation facilities and industrial customers. We sell extracted NGLs as a mixture or as fractionated purity products and deliver them through our pipeline interconnects and truck loading facilities. We process natural gas from our own gathering systems and from third-party pipelines, and in some cases we deliver natural gas and mixed NGLs to other third parties who provide us with transportation, processing or fractionation services. In addition, as described above under “Recent Developments—Double Eagle Pipeline,” we expect to begin providing condensate services to Eagle Ford Shale producers in late 2012.

Our Operating Segments

Overview

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into three operating segments: Texas, Oklahoma and Rocky Mountains.

Operating Segments

				Year Ended December 31, 2011
Segment	Assets	Pipeline Miles(1) / Number of Processing Plants	Throughput/ Inlet Capacity(2)(3)	Average Throughput/ Inlet Volumes(2)(3)	Utilization of Capacity
Texas	Natural Gas Pipelines(4)	2,210	1,945,000	538,457	28%
	Processing Plants(5)	3	1,000,000	597,888	60%
	NGL Pipelines(6)	377	165,250	27,039	20%

Oklahoma	Natural Gas Pipelines	3,967	382,100	252,583	66%
	Processing Plants(7)	7	224,000	119,914	54%

Rocky Mountains	Natural Gas Pipelines(8)	597	1,550,000	632,196	41%

(1)	Natural gas pipeline miles for Texas and Oklahoma exclude 522 miles and 2,960 miles, respectively, of inactive pipelines that are being held for potential future development.
(2)	Capacity and volumes presented include wholly owned assets and assets owned by unconsolidated affiliates in which we own interests. Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.
(3)	Natural gas capacity and volumes are presented in Mcf/d. NGL capacity and volumes are presented in Bbls/d.
(4)	Includes a 153-mile gathering system owned by Webb/Duval Gatherers, an unconsolidated general partnership in which we own a 62.5% interest, and a 188-mile gathering system owned by Eagle Ford Gathering, an unconsolidated company in which we own a 50% interest.
(5)	Includes our processing plant in Lake Charles, Louisiana, which was restarted in November 2011.
(6)	Includes an 87-mile NGL pipeline owned by Liberty Pipeline Group LLC, an unconsolidated affiliate in which we own a 50% interest, and 127 miles of leased NGL pipelines.
(7)	Includes a processing plant owned by Southern Dome, LLC, an unconsolidated affiliate in which we own a majority interest.
(8)	Owned by Bighorn Gas Gathering, L.L.C. and Fort Union Gas Gathering, L.L.C., unconsolidated affiliates in which we own 51% and 37.04% interests, respectively.

For additional disclosure about our segments, please read Note 14, “Segment Information,” to our consolidated financial statements included in Item 8 of this report.

Texas

Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and transportation of natural gas, and related services such as compression, dehydration, treating, processing and marketing. Our Texas segment also provides NGL fractionation and transportation services. This segment includes a processing plant located in southwest Louisiana and:

•	our 62.5% interest in Webb Duval Gatherers (“Webb Duval”), which provides natural gas gathering in south Texas;

•	our 50% interest in Eagle Ford Gathering, which provides midstream natural gas services to Eagle Ford Shale producers;

•	our 50% interest in Liberty Pipeline Group LLC (“Liberty Pipeline Group”), which transports mixed NGLs from our Houston Central complex to the Texas Gulf Coast; and

•	our 50% interest in Double Eagle Pipeline, which is constructing a condensate gathering system that will serve Eagle Ford Shale producers.

The following map represents our Texas segment:

Saint Jo Plant
TEXAS
LOUISIANA
Lake Charles Plant
Houston Central Plant
GULF OF MEXIC
Legend
Natural Gas Pipeline
NGL Pipeline
Kinder Morgan Pipeline
Processing Plant
Copano Compressor
2727 Allen Parkway, Suite 1200
Houston Texas 77019
Texas Assets
COPANO
CONNECT WITH US
Date: 02/23/12
Dwg. No. 000-G12-008-004

The tables below provide summary descriptions of our Texas pipeline systems and processing plants.

Texas Pipelines

					Year Ended December 31, 2011
	Length	Diameter Pipe	Throughput Capacity(1)(2)		Average Throughput(2)(3)	Utilization of Capacity
	(miles)	(range)
Wholly Owned
Natural Gas Pipelines:
South Texas	948	2”-20”	721,000		186,561	30%
Houston Central	332	2”-12”	239,000		88,917	37%
Upper Gulf Coast	233	2”-12”	145,000		49,220	34%
Saint Jo(4)	356	3”-16”	122,000		75,585	62%
Third Party(5)			125,000		163,425	131%
NGL Pipelines:
Houston Central NGL Lines(6)	285	4”-8”	72,250		15,566	22%
Saint Jo NGL Lines	5	6”	18,000		6,876	38%
Joint Ventures
Natural Gas Pipelines:
Eagle Ford Gathering(7)	188	12”-30”	500,000		92,258	18%
Webb Duval	153	4”-16”	218,000		45,916	21%
NGL Pipelines:
Liberty Pipeline(8)	87	12”	75,000	(8)	4,597	9%

(1)	Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.
(2)	Natural gas capacity and volumes are presented in Mcf/d. NGL capacity and volumes are presented in Bbls/d.
(3)	Throughput volumes presented in the table are net of intercompany transactions.
(4)	Excludes 522 miles of inactive pipelines held for potential future development.
(5)	Reflects capacity under significant third-party arrangements.
(6)	Includes 127 miles of leased NGL pipelines. Excludes our capacity on the Liberty pipeline.
(7)	Capacity may be increased in 2012 to 585,000 Mcf/d through added compression.
(8)	Reflects Liberty pipeline’s total capacity. We have 37,500 Bbls/d of firm capacity on the pipeline.

Texas Processing

				Year Ended December 31, 2011
Processing Plants	Facilities	Throughput Capacity(1)	Fractionation Capacity(1)	Average Inlet Volumes(1)(2)		Utilization of Capacity	Average Processing Volumes
							NGLs(1)		Residue(1)
Wholly Owned
Houston Central(3)	Cryogenic/lean oil	700,000	44,000	518,781		74%	20,250		430,077
Saint Jo	Cryogenic	100,000	—	68,127		68%	6,876		55,867
Lake Charles	Cryogenic	200,000	—	10,980	(2)	6%	78	(2)	10,846	(2)
Third Party(4)		—	5,000-7,000			—	—		—
Joint Ventures
Eagle Ford Gathering
Third Party(5)		100,000	—	103,000		103%	6,881		90,661

(1)	Natural gas capacity and volumes are presented in Mcf/d. Fractionation capacity and NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.

(2)	Average inlet volumes and average processing volumes for the Lake Charles plant represent 28 days of activity in 2011. We restarted Lake Charles in November 2011 and operate the plant when it is economic to do so.
(3)	We have committed 375,000 MMBtu/d (approximately 312,240 Mcf/d) of firm capacity at Houston Central to Eagle Ford Gathering.
(4)	Reflects capacity under third-party arrangement discussed in the narrative description of our Texas segment under “—Liberty Pipeline”. Deliveries averaged 3,184 bbls/d during the 149 days of activity in 2011.
(5)	Does not include Eagle Ford Gathering’s 375,000 MMBtu/d (approximately 312,240 Mcf/d) of firm capacity at our Houston Central complex. Eagle Ford Gathering’s third-party processing capacity will increase to 330,000 MMBtu/d (approximately 275,000 Mcf/d) in the second quarter of 2013.

In addition to transporting natural gas to our plants, our Texas segment delivers natural gas to third-party service providers. Depending on our contractual arrangements, third-party processors collect transportation or processing fees, retain a portion of the NGLs or residue gas or retain a portion of the proceeds from the sale of the NGLs and residue gas in exchange for their services. Average daily volumes processed at third-party plants for our Texas segment were 22,600 Mcf/d for the year ended December 31, 2011.

As described above under “—Recent Developments,” we have undertaken various expansion capital projects in Texas to accommodate volume growth from the Eagle Ford Shale play. The table below provides summary descriptions of our major Texas capital projects.

Texas Expansion Projects
Project	Miles	Diameter	Change in Capacity(1)		Total Capacity(1)		Estimated Capital		Expected In-Service Date
		(range)	(expansions only)				(in millions)
Ongoing
Wholly Owned
Houston Central cryogenic upgrade(2)	—	—	—	(2)	700,000	(2)	$21		First Quarter 2012
Houston Central processing expansion	—	—	400,000		1,100,000		$145		First Quarter 2013
Goebel conversion(4)	46	12”-14”	—		—	(4)	$17		Fourth Quarter 2012
DK pipeline southwest extension	65	24”	—		—	(5)	$120		Second Quarter 2013
Joint Ventures
Double Eagle Pipeline	142	12”-16”	—		100,000	(4)	$150		First Quarter 2013
Completed
Wholly Owned
Houston Central fractionation expansion	—	—	22,000		44,000		$42		In service
DK pipeline extension	59	24”	195,000		350,000		$148		In service
Joint Ventures
Eagle Ford Gathering
Initial pipeline	117	12”-30”	—		500,000		$152	(7)	In service
Crossover pipeline(6)	71	20”-24”	—		375,000		$127	(7)	In service
Liberty NGL pipeline	87	12”	—		75,000		$60	(7)	In service

(1)	Natural gas capacity and volumes are presented in Mcf/d. NGL and condensate capacity and volumes are presented in Bbls/d.
(2)	Consists of upgrading our existing processing facility with a more efficient cryogenic tower to allow for processing of very rich natural gas from the Eagle Ford Shale.
(3)	We are converting our Goebel pipeline from natural gas to condensate service and will lease the pipeline to Double Eagle Pipeline for condensate transportation service.

(4)	The Double Eagle Pipeline system and the Goebel pipeline together will provide 100,000 Bbl/d of condensate transportation capacity from the Eagle Ford Shale to the Texas Gulf Coast.
(5)	The DK pipeline with the southwest extension will have 350,000 Mcf/d of capacity.
(6)	Includes lateral pipelines and equipment for interconnections between the crossover pipeline and Williams Partners, LP’s and Formosa Hydrocarbons Company’s processing plants.
(7)	Joint venture project costs presented are gross amounts; our share of such costs is 50%.

The following map summarizes our Texas expansion projects:

Legend
Copano Natural Gas
Copano NGL
DK Pipeline
Kinder Morgan Pipeline
Eagle Ford Gathering Pipeline
Eagle Ford Gathering Crossover
Liberty NGL Pipeline
Double Eagle Condensate Project
Copano Condensate Conversion
Copano Pipeline Projects
Copano Compressor
Kinder Morgan Compressor
Houston Central Complex
Liberty NGL Pipeline
DK Extension
DK Pipeline
EFG Formosa Lateral
Williams Markham Processing Plant
Double Eagle Condensate Project
DK Southwest Extension
Truck Unloading Terminal
Gardendale
EFG Crossover
Formosa Plant and Fractionator
EFG JV Pipeline
Magellan Terminal
KM 30" Laredo-to-Katy Pipeline
KM 30" Tejas Pipeline
SAN ANTONIO
Corpus Christi
N
0 5 10 20 30
Miles
Eagle Ford Strategy
Date: 02/17/12
Dwg. No. 2410-G12-008

South Texas Systems

We deliver a substantial majority of the natural gas gathered on our wholly owned gathering systems in south Texas to our Houston Central complex, where we provide treating, processing and NGL fractionation and transportation services, as needed. Our gathering systems in this area have access to Houston Central directly, through our own DK pipeline and through the Laredo-to-Katy pipeline, a 30-inch natural gas transmission pipeline owned by a subsidiary of Kinder Morgan, which extends along the Texas Gulf Coast from south Texas to Houston. Our Houston Central complex straddles the Laredo-to-Katy pipeline, which has allowed us to move natural gas from our pipeline systems in south Texas and near the Texas Gulf Coast to our Houston Central complex and downstream markets.

We completed the interconnection of our DK pipeline and Houston Central complex in December 2011, which when coupled with Kinder Morgan’s Laredo-to-Katy pipeline, significantly increased pipeline capacity for deliveries to our Houston Central complex. Most of the gas from our wholly owned gathering systems now reaches Houston Central via the DK pipeline, and as described below, deliveries to Houston Central via the Laredo-to-Katy line increasingly consist of natural gas that Kinder Morgan is transporting for Eagle Ford Gathering.

We also deliver gas from our south Texas gathering systems to other third party pipelines and processing plants. Depending on our contractual arrangements, third-party service-providers collect processing fees, retain a portion of the NGLs or residue gas or retain a portion of the proceeds from the sale of the NGLs and residue gas in exchange for their services.

Eagle Ford Gathering. We and Kinder Morgan provide midstream natural gas services to Eagle Ford Shale producers through our 50/50 joint venture, Eagle Ford Gathering. Kinder Morgan has committed to Eagle Ford Gathering 375,000 MMBtu/d of transportation capacity on its Laredo-to-Katy pipeline, and we have committed 375,000 MMBtu/d of processing capacity at our Houston Central complex. Eagle Ford Gathering gathers natural gas from the western Eagle Ford Shale play on its 117-mile, 30-inch and 24-inch natural gas pipeline and delivers the gas to Kinder Morgan’s Laredo-to-Katy pipeline at an interconnect in Duval County, Texas. Kinder Morgan then transports the gas either to our Houston Central complex for processing or to Eagle Ford Gathering’s crossover pipeline system, a 70-mile, 20- and 24-inch pipeline system through which Eagle Ford Gathering delivers gas to the Williams Markham plant for processing. Eagle Ford Gathering will also deliver gas to Formosa Hydrocarbons Company, Inc. (“Formosa”), via the crossover system when Eagle Ford Gathering’s processing capacity at Formosa becomes available in March 2012.

We serve as managing member of Eagle Ford Gathering, and as operator of its main gathering system in the Eagle Ford Shale. Kinder Morgan serves as operator of Eagle Ford Gathering’s crossover pipeline system.

Webb/Duval Gatherers. Our south Texas systems include the Webb Duval gathering system, which is owned by Webb/Duval Gatherers, a general partnership that we operate and in which we own a 62.5% interest. Each partner has the right to use its pro rata share of pipeline capacity on this system, subject to applicable ratable take and common purchaser statutes.

Houston Central Complex. Our Houston Central complex has approximately 700,000 Mcf/d of processing capacity and includes a 1,100 GPM amine treating system, a 44,000 Bbls/d NGL fractionation facility, a truck rack to facilitate the transport of NGLs and 882,000 gallons of NGL storage capacity.

We are expanding the plant’s cryogenic processing capacity by 400,000 Mcf/d and expect to place the additional capacity in service in the first quarter of 2013.

Houston Central takes deliveries of natural gas from our recently completed DK pipeline, our Houston Central gathering systems and the Kinder Morgan Laredo-to-Katy pipeline. The plant has tailgate interconnects with Kinder Morgan, Houston Pipe Line, Tennessee Gas Pipeline Company and Texas Eastern Transmission for

redelivery of residue natural gas. In addition, we operate NGL pipelines at the tailgate of the plant, and Enterprise Product Partners operates a crude oil and stabilized condensate pipeline that runs from the tailgate of the plant to refineries in the greater Houston area.

The plant and related facilities are located on a 163-acre tract of land, which we lease under three long-term lease agreements.

NGL Pipelines. Our NGL pipelines transport purity ethane and propane from the fractionator at our Houston Central complex to Dow Hydrocarbons. In addition, we have the option to deliver NGLs into Enterprise Products Partners’ Seminole Pipeline. We also transport butylenes for a third party from Almeda in south Houston to the Shell Deer Park plant on the Houston Ship Channel.

We lease two of our NGL pipelines from Dow Hydrocarbons and another from Kinder Morgan under long-term lease agreements.

Liberty Pipeline. The Liberty pipeline (owned through our 50/50 joint venture with Energy Transfer Partners) extends approximately 87 miles, from our Houston Central complex in Colorado County, Texas, first to an NGL product storage facility in Matagorda County, Texas, and then to Formosa’s processing and fractionation facility. We have a minimum of 37,500 Bbls/d of firm capacity on the Liberty pipeline, which enables us to transport mixed NGLs for delivery to Formosa. We have a long-term fractionation and product purchase agreement with Formosa, which initially provides us access to 5,000 to 7,000 BBls/d of fractionation and NGL product sales, and will provide us with up to 37,500 Bbls/d of fractionation and product sales beginning in early 2013, after Formosa completes an expansion of its facilities.

Double Eagle Pipeline. We and Magellan formed Double Eagle Pipeline to provide condensate services for Eagle Ford Shale producers. The 50/50 joint venture will construct and own a condensate gathering and transportation system extending from Gardendale, Texas, in LaSalle County to Three Rivers, Texas, in Live Oak County, then extending north into central DeWitt County. We are converting the Goebel pipeline, one of our existing natural gas pipelines, which extends from near Three Rivers to near Corpus Christi, to condensate service and will lease that capacity to the joint venture. The initial capacity of the 182-mile pipeline system will be 100,000 Bbls/d. Double Eagle will also construct a truck unloading and 400,000 Bbls storage facility along the pipeline near Three Rivers for deliveries of condensate destined for Corpus Christi. Magellan will make enhancements to its Corpus Christi terminal, including the construction of 500,000 Bbls of new condensate storage, which it will make available to the joint venture, and a new dock delivery pipeline for use by the joint venture’s producer-customers. The project is supported by long-term customer commitments from Talisman Energy USA Inc. and Statoil Marketing and Trading (US) Inc. The pipeline from Three Rivers to Corpus Christi is expected to begin service as early as the fourth quarter of 2012, while the remaining joint venture assets are expected to begin service in the second quarter of 2013. We will serve as operator of Double Eagle Pipeline.

Upper Gulf Coast Systems

Our Upper Gulf Coast systems gather lean natural gas from counties to the north of Houston, Texas and take deliveries from several third-party pipelines. We deliver the natural gas gathered or transported on these systems for sale to utilities and industrial customers.

Saint Jo Systems

Our pipelines in north Texas gather natural gas from the north Barnett Shale Combo play in Cooke, Denton, Montague and Wise Counties and deliver the gas to our Saint Jo processing plant in Montague County and to third-party processing plants and pipelines. Our systems in north Texas have interconnects with Targa Resources, Atlas Pipeline, SemGas, Atmos and Natural Gas Pipeline of America. We constructed our Saint Jo plant and placed it in service in September 2009, then expanded the plant’s capacity from 50,000 Mcf/d to 100,000 Mcf/d in November 2010. The Saint Jo plant includes a 1,100 GPM amine treating facility and condensate stabilization facilities and also has the capability of reduced recovery. We are expanding Saint Jo’s amine treating capacity by 400 GPM and expect to place the additional capacity into service in March 2012. Our Saint Jo NGL pipeline transports NGLs from the plant to ONEOK Hydrocarbon’s Arbuckle NGL pipeline.

Oklahoma

Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including primarily low-pressure gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our majority interest in Southern Dome, LLC (“Southern Dome”), which provides gathering and processing services within the Southern Dome prospect in the southern portion of Oklahoma County.

The following map represents our Oklahoma segment:

Burbank Plant
Glenpool Plant
Milfay Plant
Davenport Plant
Harrah Plant
Paden Plant
Southern Dome Plant
Grant
Kay
Osage
Washington
Nowata
Craig
Alfalfa
Garfield
Noble
Pawnee
Rogers
Mayes
Major
Payne
Tulsa
Kingfisher
Logan
Creek
Wagoner
Okmulgee
Muskogee
Canadian
Oklahoma
Okfuskee
McIntosh
Cleveland
Pottawatomie
Seminole
Haskell
Grady
McClain
Hughes
Pittsburg
Latimer
Garvin
Pontotoc
Coal
Stephens
Murray
Pushmataha
Johnston
Atoka
Carter
Jefferson
Marshall
OKLAHOMA
TEXAS
Legend
Processing Plants
Compressor Station
Natural Gas Pipelines
2727 Allen Parkway, Suite 1200
Houston Texas 77019
COPANO
CONNECT WITH US
Oklahoma Assets
Date: 02/16/12
Dwg. No. 3501-G12-014

The tables below provide summary descriptions of our Oklahoma pipeline systems and processing plants.

Oklahoma Pipelines

				Year Ended December 31, 2011
Natural Gas Pipelines	Length (miles)	Diameter of Pipe (range)	Throughput Capacity(1)(2)	Average Throughput(1)(2)	Utilization of Capacity
Stroud	925	2”-16”	113,000	90,898	80.4%
Milfay	367	2”-16”	15,000	8,793	58.6%
Glenpool	1,019	2”-10”	20,000	7,069	35.3%
Twin Rivers	560	2”-12”	23,000	13,386	58.2%
Central Oklahoma(3)	232	2”-10”	4,100	3,742	91.3%
Osage	571	2”-8”	34,000	17,518	51.5%
Mountain(4)	216	2”-20”	135,000	97,299	72.1%
Harrah	77	2”-12”	38,000	13,878	36.5%

(1)	Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.
(2)	Natural gas capacity and volumes are presented in Mcf/d.
(3)	Excludes 2,960 miles of inactive pipelines held for potential future development.
(4)	The Mountain system consists of three separate systems: Blue Mountain, Cyclone Mountain and Pine Mountain.

Oklahoma Processing

			Year Ended December 31, 2011
Processing Plants	Facilities	Throughput Capacity(1)	Average Inlet Volumes(1)	Utilization of Capacity	Average Processing Volumes(1)
					NGLs	Residue
Wholly Owned
Paden	Cryogenic and propane refrigeration Nitrogen rejection(3)	100,000	73,710	73.7%	11,938	57,098
Milfay	Propane refrigeration	15,000	8,057	53.7%	722	7,044
Glenpool	Cryogenic	25,000	6,485	25.9%	334	5,933
Burbank	Propane refrigeration	10,000	6,069	60.7%	418	5,135
Harrah	Cryogenic	38,000	15,899	41.8%	1,833	12,119
Davenport	Cryogenic	18,000	—	—	—	—
Joint Ventures
Southern Dome(2)	Propane refrigeration	18,000	9,694	53.9%	397	9,116

(1)	Natural gas capacity and volumes are presented in Mcf/d. NGL volumes are presented in Bbls/d. Residue volumes are presented in MMBtu/d.
(2)	We own a majority interest in Southern Dome, which owns the Southern Dome plant. The plant is designed for operating capacity of 30,000 Mcf/d. Throughput currently is limited to 18,000 Mcf/d due to inlet compression.
(3)	The nitrogen rejection unit removes entrained nitrogen from the natural gas stream associated with the cryogenic portion of the Paden plant, which has capacity of 60,000 Mcf/d.

In addition to gathering natural gas to our plants, our Oklahoma segment delivers natural gas to third-party plants. Depending on our contractual arrangements, third parties collect processing fees, retain a portion of the NGLs or residue gas or retain a portion of the proceeds from the sale of the NGLs and residue gas in exchange for their services. Average daily volumes processed at third-party plants for our Oklahoma segment were 20,703 Mcf/d for the year ended December 31, 2011.

Stroud System and Interconnected Area

The Stroud system is located in Lincoln, Oklahoma, Pottawatomie, Seminole and Okfuskee Counties, Oklahoma. In 2011, we delivered approximately 75% and 13% of the average throughput on this system to our Paden and Harrah plants, respectively, and we delivered the remainder to third-party processing plants.

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

Milfay System and Processing Plant. The Milfay system is located in Tulsa, Creek, Lincoln and Okfuskee Counties, Oklahoma. We deliver natural gas gathered on the Milfay system to our Milfay plant, and have the ability to deliver to the Paden plant as well. We deliver the residue gas from the Milfay plant into ONEOK Gas Transmission and the NGLs to ONEOK Hydrocarbon.

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

Osage System. The Osage system is located in Osage, Pawnee, Payne, Washington and Tulsa Counties, Oklahoma. Wellhead production on the eastern portion of the Osage system tends to be lean and is not processed. This gas makes up the majority of the system throughput and is delivered to Enogex and ONEOK Gas Transmission. Wellhead production on the western portion of the Osage system tends to be richer; we currently deliver a portion of the production to Keystone Gas, which delivers it to a third-party processor. We began directing rich gas from the Osage system to our new Burbank plant in the second quarter of 2010. The Burbank plant, located in Osage County, is a 10,000 Mcf/d natural gas processing plant that we placed in service in the second quarter of 2010. We deliver the residue gas from the Burbank plant into PostRock KPC Pipeline and sell the NGLs to Murphy Energy via trucks.

Mountain Systems. The Mountain systems are located in Atoka, Pittsburg and Latimer Counties, in the Arkoma Basin, and include the Blue Mountain, Cyclone Mountain and Pine Mountain systems. In 2011, we added amine treating and compression services to our Cyclone Mountain system to expand its ability to service development in the Woodford Shale. Wellhead production on the Blue and Pine Mountain systems generally does not require processing or treating. We deliver natural gas from the Mountain systems to, among others, CenterPoint and Enogex.

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

We are obligated to make 73% of capital contributions requested by Southern Dome up to a maximum commitment amount of $18.25 million. We are entitled to receive 69.5% of member distributions until “payout,” which refers to a point at which we have received distributions equal to our capital contributions plus an 11% return. After payout occurs, we will be entitled to 50.1% of member distributions. As of December 31, 2011, we have made $12.4 million in aggregate capital contributions to Southern Dome and have received an aggregate of $14.2 million in member distributions.

Rocky Mountains

Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas. This segment includes:

•	our 51% interest in Bighorn Gas Gathering, L.L.C. (“Bighorn”), which provides gathering services to Powder River Basin producers; and

•	our 37.04% interest in Fort Union Gas Gathering, L.L.C. (“Fort Union”), which provides gathering and treating services to Powder River Basin producers.

Our Rocky Mountains segment also includes firm gathering agreements with Fort Union and firm transportation agreements with Wyoming Interstate Gas Company (“WIC”). We acquired the business and assets in this segment through our purchase of Denver-based Cantera in October 2007.

Rocky Mountains Pipelines and Services(1)

					Year Ended December 31, 2011
	Length (miles)	Diameter of Pipe (range)	Throughput Capacity(2)		Average Throughput(2)	Utilization of Capacity
Joint Ventures
Natural Gas Pipelines(3)	597	6”-24”	1,550,000	(4)	632,196	40.8%

(1)	Capacity values generally are based on current operating configurations and could be increased or decreased through addition or removal of compression, delivery meter capacity or other facility modifications.

(2)	Natural gas capacity and volumes are presented in Mcf/d.
(3)	Consists of pipelines owned by Bighorn and Fort Union. Fort Union also has 1,500 GPM of amine treating capacity.
(4)	Includes our capacity under gathering agreements with Fort Union.

The following map represents the assets of Bighorn and Fort Union:

Sheridan
Crook
Big Horn
Campbell
Dead Horse Fugg
Rapid City
Johnson
Weston
Washakie
Niobrara
Natrona
Converse
Casper
Glenrock
Treater
Platte
Goshen
Carbon
Albany
Laramie
Laramie
Cheyenne
Cheyenne
Fort Collins
WYOMING
Legend
Bighorn Pipelines
Fort Union Pipelines
WIC Medicine Bow Pipeline (Capacity Rights)
2727 Allen Parkway, Suite 1200
Houston Texas 77019
COPANO
CONNECT WITH US
Rocky Mountains
Assets
Date: 01/26/12
Dwg. No. 4604-G12-001

Bighorn Gathering System

Bighorn provides low and high pressure natural gas gathering service to coal-bed methane producers in the Powder River Basin. Due to the lean nature of coal-bed methane wellhead production, gas gathered on the Bighorn system does not require processing and is delivered directly into the Fort Union gas gathering system at the southern terminus of the Bighorn system. We serve as managing member and field operator of Bighorn.

Fort Union Gathering System

Fort Union takes delivery of gas from Bighorn, provides gathering services to other producers and provides amine treating at its Medicine Bow treating facility in order to meet the quality specifications of downstream pipelines. Pipeline interconnects downstream from the Fort Union system include WIC, Kinder Morgan Interstate Gas Transportation Company and Colorado Interstate Gas Company.

Fort Union has firm gathering agreements with each of its owners, including us. Pursuant to these gathering agreements, each of Fort Union’s owners is obligated to pay for a fixed quantity of firm gathering capacity (referred to as demand capacity) on the system, regardless of the owner’s actual volumes delivered to Fort Union. Also, each owner has the right to use a fixed quantity of firm gathering capacity on the system (referred to as variable capacity) that must be paid for only to the extent the owner’s dedicated production exceeds that owner’s demand capacity. Any capacity not used by the owners becomes available to third parties under interruptible gathering agreements.

The demand capacity arrangement is intended to ensure that Fort Union recovers its costs for capital projects plus a minimum rate of return on its capital invested. As a project’s costs are recovered, the owners’ respective demand capacity related to that project converts to variable capacity. Currently, 48% of Fort Union’s total firm capacity is demand capacity, which expires in 2017. The variable capacity gathering agreements between Fort Union and its owners terminate only upon mutual agreement of the parties. We serve as the managing member of Fort Union. Western Gas Wyoming, L.L.C. (“Western”), a subsidiary of Anadarko, acts as field operator, and a ONEOK Partners subsidiary acts as administrative manager and provides gas control, contract management and contract invoicing services.

Producer Services

We provide services to a number of producers in the Powder River Basin, including producers who deliver gas into the Bighorn or Fort Union gathering systems, using our firm capacity on Fort Union and WIC to provide producers access to downstream interstate markets.

Our gathering agreements with Fort Union currently provide us with total capacity of 397,269 Mcf/d, consisting of demand capacity of 125,000 Mcf/d and variable capacity of up to 272,269 Mcf/d. Under these agreements, Fort Union gathers gas from producers and from Bighorn and delivers it to WIC near Glenrock, Wyoming. Our transportation agreements with WIC provide us with 216,100 MMBtu/d of firm capacity on WIC’s Medicine Bow lateral pipeline. WIC transports natural gas from the terminus of the Fort Union system, as well as other receipt points, to the Cheyenne Hub, which provides a connection to five major interstate pipelines.

Our long-term WIC agreements extend through 2019, with a right to renew for additional five-year terms. Through the capacity release program established under WIC’s Federal Emergency Regulatory Commission (“FERC”) gas tariff, we have released our WIC capacity to several producers in the Powder River Basin. The producers, in turn, have agreed to pay WIC for the right to use our WIC capacity. Our WIC capacity release covers all of our long-term WIC capacity and continues through 2019. We are obligated to pay for our capacity on WIC’s Medicine Bow lateral regardless of whether we use the capacity. Notwithstanding our capacity release, we remain obligated to pay WIC for such capacity in the event and to the extent that a replacement shipper to whom such capacity has been released fails to pay.

Natural Gas Supply

We continually seek new supplies of natural gas, both to increase throughput volume and to offset natural declines in production from connected wells. We obtain new supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage or by obtaining supplies that were previously gathered by competitors. We contract for supplies of natural gas from producers under a variety of contractual arrangements. Please read “—Industry Overview—Midstream Contracts” below and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

We generally do not obtain reservoir engineering reports evaluating reserves dedicated to our pipeline systems due to the cost of such evaluations and the lack of publicly available producer reserve information. Accordingly, we do not have estimates of total reserves dedicated to our assets, the average production declines of producer wells or the anticipated lives of producing reserves; therefore volumes of natural gas transported on our pipeline systems in the future could be more or less than we anticipate. See “Risk Factors —Risks Related to Our Business.”

Each of our operating segments is affected by the level of drilling in its operating area. During 2011, we saw considerable drilling activity in domestic shale plays, particularly in the Eagle Ford Shale, north Barnett Shale Combo and the Woodford Shale. Drilling activity in our conventional drilling areas has been minimal. As producers continue to focus on the unconventional shale plays, it remains unclear when they will undertake sustained increases in drilling activity throughout the conventional areas in which we operate. In the Powder River Basin, producers must “dewater” newly drilled coal-bed methane wells to draw the methane gas to the surface, which introduces a delay of twelve to eighteen months into the process of connecting newly drilled natural gas supplies. Both the effects of declining drilling activity on our Rocky Mountains systems due to the natural gas price environment and the recovery in volumes after producers resume drilling will be delayed because of dewatering. Dewatering is also required in the Hunton formation in Oklahoma, although the process used in that region generally requires less time to complete.

Texas

In Texas, we have increasingly focused on obtaining longer-term producer volume commitments and acreage dedications to secure natural gas supplies in support of our recent expansion projects. For example, our DK pipeline is supported by producer volume commitments and dedicated acreage.

During the year ended December 31, 2011, our Texas segment’s top five suppliers by volume of natural gas collectively accounted for approximately 30% of the natural gas delivered to our Texas systems during the period, with no individual producer accounting for 10% or greater of our consolidated cost of goods sold. Our Texas segment’s top five customers collectively accounted for 61% of our Texas segment’s revenue in 2011, with Dow Hydrocarbons and Resources accounting for 15% of our consolidated revenue.

Oklahoma

Our largest Oklahoma producer by volume has dedicated to us all of its production within a 1.1 million acre area under a long-term agreement. We also have dedications from other producers covering their production within approximately 500,000 acres in the aggregate.

During the year ended December 31, 2011, our Oklahoma segment’s top five producers by volume collectively accounted for approximately 65% of the natural gas delivered to our Oklahoma systems during the period with New Dominion LLC accounting for 14% of our consolidated cost of goods sold. Our Oklahoma segment’s top five customers collectively accounted for 90% of our Oklahoma segment’s revenue in 2011, with Oneok Hydrocarbon, L.P. and its affiliates accounting for 29% of our consolidated revenue.

Rocky Mountains

Under Fort Union’s operating agreement, the owners of Fort Union established an area of mutual interest (“AMI”) covering approximately 2.98 million acres in the Powder River Basin and committed all gas production from the AMI to the Fort Union system up to the total capacity of the Fort Union system based on each owner’s total capacity rights.

During the year ended December 31, 2011, Fort Union’s top three shippers based on gathering fees accounted for approximately 95% of Fort Union’s revenue.

The owners of Bighorn established an approximately 3.8 million-acre AMI in the Powder River Basin, which provides that projects undertaken by the owners or their subsidiaries in the AMI must be conducted through Bighorn. Additionally, production from leases covering more than 800,000 acres of land within the Powder River Basin has been dedicated to the Bighorn Gathering system by other producers.

During the year ended December 31, 2011, Bighorn’s top two producers based on gathering fees collectively accounted for approximately 77% of Bighorn’s revenue.

Competition

The midstream industry is highly competitive. Competition is based primarily on the reputation, efficiency, flexibility, size, credit quality and reliability of the gatherer, the pricing arrangements offered by the gatherer, location of the gatherer’s pipeline facilities and the gatherer’s ability to offer a full range of services, including natural gas gathering, transportation, compression, dehydration, treating, processing, NGL transportation and fractionation and condensate gathering and transportation. We believe that offering an integrated package of services allows us to compete more effectively for new natural gas supplies in our operating regions.

We face strong competition in connecting new natural gas supplies, developing organic growth projects and in pursuing acquisition opportunities as part of our long-term growth strategy. Our competitors include major interstate and intrastate pipelines, other natural gas gatherers and natural gas producers that gather, process and market natural gas and NGLs. In addition, Double Eagle Pipeline will compete with other companies that provide crude and condensate gathering, transportation and storage and related services. Our competitors may have capital resources and control supplies of natural gas, crude oil or condensate greater than ours.

Texas

We provide comprehensive services to natural gas producers in our Texas segment, including gathering, transportation, compression, dehydration, treating and processing and NGL and condensate transportation, fractionation and marketing. We believe our ability to furnish this full slate of services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently. For natural gas that exceeds the maximum carbon dioxide and NGL specifications for interconnecting pipelines and downstream markets, we believe that our treating and other processing and fractionation services are offered on competitive terms.

Our major competitors for natural gas supplies and markets in our Texas segment include Enterprise Products Partners, DCP Midstream, Energy Transfer Partners and Targa Resources.

Oklahoma

We provide comprehensive services to natural gas producers in our Oklahoma segment, including gathering, transportation, compression, dehydration, treating, processing and, at our Paden plant, nitrogen rejection. We believe our ability to furnish this full slate of services gives us an advantage in competing effectively for new supplies of natural gas because we can provide the services that producers, marketers and others require to connect their natural gas quickly and efficiently.

Most of our Oklahoma systems offer low-pressure gathering service, which is attractive to producers. We have made significant investments in limited-emissions, multi-stage compressors for our Oklahoma segment, which has allowed for quicker permitting and installation, thereby allowing us to provide the low pressure required by producers more efficiently. We believe this approach provides us a competitive advantage.

Our major competitors for natural gas supplies and markets in our Oklahoma segment include CenterPoint Field Services, DCP Midstream, Atlas Pipeline, ONEOK Field Services, Hiland Partners, Enogex, MarkWest, Enerfin, Mustang Gas Products and Superior Pipeline.

Rocky Mountains

A significant portion of the gas on the Bighorn and Fort Union systems is dedicated under long-term gas gathering agreements.

Our major competitors for natural gas gathering supplies and markets in our Rocky Mountains segment include Thunder Creek Gas Gathering, Bitter Creek Pipeline Company, Bear Paw Energy and Western Gas Resources. In addition, our major competitor in providing take away capacity from the Rocky Mountains segment is the Bison Interstate Pipeline.

Industry Overview

The midstream oil and gas industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets and consists of gathering, compression, dehydration, treating, conditioning, processing, transportation and fractionation, see diagram of the industry below.

Midstream Services

Gathering. The gathering process begins with the drilling of wells into gas or oil bearing rock formations. Once an oil or gas well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small-diameter pipelines that collect oil, gas or condensate from points near producing wells for delivery to larger pipelines or trucks for further transportation.

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

Amine treating. The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with natural gas. Amine has a chemical affinity for hydrogen sulfide and carbon dioxide, which allows it to absorb these impurities from the gas. After mixing, gas and amine are separated, and the impurities are removed from the amine by heating. The treating plants are sized by the amine circulation capacity in terms of gallons per minute.

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

Natural gas transportation. Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines and gathering systems and deliver the natural gas to other pipelines, markets, industrial purchasers and utilities.

Oil and NGL transportation. Crude oil, condensate and NGLs are transported to market by means of pipelines, pressurized barges, railcar and tank trucks. The method of transportation used depends on, among other things, the existing resources of the transporter, the locations of the production points and the delivery points, cost-efficiency and the quantity being transported. Pipelines are generally the most cost-efficient means of transportation for large, consistent volumes of crude oil, condensate or NGLs.

Condensate handling. Condensate is a liquid hydrocarbon recovered from raw natural gas (either associated or not associated with crude oil production). Once condensate has been removed from the natural gas stream, it may require stabilization to reduce the Reid Vapor Pressure so that it may be transported to a refinery or a petrochemical facility to be used as feedstock. Stabilized condensate is routinely transported via tank truck, railcar, marine vessel or pipeline.

Midstream Contracts

Natural gas is gathered and processed in the industry pursuant to a variety of arrangements generally categorized (by the nature of the commodity price risk) as fee-based, percent-of-proceeds, percent-of-index and keep-whole. Contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more, which helps the parties manage the extent to which each shares in the potential risks and benefits of changing commodity prices. In addition, processing contracts sometimes include a “fixed recovery” concept, as described below. The terms of any individual contract will depend on a variety of factors, including gas quality and NGL content, pressures of natural gas production relative to downstream transporter pressure requirements, the competitive environment at the time the contract is executed and customer requirements.

Fee-Based. Under these arrangements, the pipeline or processor generally is paid a fee per unit volume for services such as gathering, transporting, processing or fractionation. Revenue from fee-based arrangements is directly related to the volume of oil, condensate, natural gas or NGLs that flows through the midstream company’s systems and is not directly dependent on commodity prices. However, sustained low commodity prices could result in a decline in volumes and a corresponding decrease in fee revenue. These arrangements provide stable cash flows, but minimal if any upside in higher commodity price environments. Some fee-based arrangement involve firm volume commitments by the producer, under which the producer is obligated to pay fees (sometimes referred to as “deficiency fees”) for the committed volumes even if the producer’s physical deliveries are less. Typically deficiency fees become payable at the end of a quarter or year with respect to committed volumes for that period.

Percent-of-Proceeds. Under these arrangements generally, raw natural gas is gathered from producers at the wellhead, moved through the gathering system and then processed and sold at prices based on published index prices. Producers are paid based on an agreed percentage of the residue gas and NGLs multiplied by index prices or the actual sale prices. A similar type of arrangement, under which the processor shares only in specified percentages of the index-based value or actual sale proceeds for the NGLs, and the producer receives 100% of the index-based value or sale proceeds for the residue gas, is referred to as a “percent-of-liquids” arrangement.

Margins from percent-of-proceeds and percent-of-liquids arrangements correlate directly with the prices of natural gas and NGLs, meaning that they provide upside to the processor in high commodity price environments but result in lower margins in low commodity price environments.

Percent-of-Index. Under percent-of-index arrangements, raw natural gas is purchased from producers at the wellhead at either a percentage discount to a specified index price or a weighted average sales price based on natural gas sales. The gas is then sold, or if the gas is processed, the resulting NGLs and residue gas are sold. For gas that is sold without processing, margins correlate directly with natural gas prices. If the gas is processed, the processor’s margin increases as the prices of NGLs increase relative to the price of natural gas and decrease as the prices of NGLs decrease relative to the price of natural gas, resulting in commodity exposure similar to that of a keep-whole arrangement.

Keep-Whole. Under these arrangements, raw natural gas is processed to extract NGLs, and the processor pays the producer the full thermal-equivalent volume of the raw natural gas received from the producer, either in the form of residue gas or its equivalent value. The processor is generally entitled to retain the extracted NGLs and sell them for its own account. Keep-whole margins are a function of the difference between the value of the NGLs extracted and the cost of the residue gas needed to replace the thermal equivalent volume of natural gas used in processing. The profitability of these arrangements is subject not only to the commodity price risk of natural gas and NGLs, but also to the price of natural gas relative to NGL prices. These arrangements can provide significant upside in favorable commodity price environments but can result in losses if the cost of natural gas exceeds the value of its thermal equivalent of NGLs.

Many keep-whole arrangements have terms that reduce commodity price exposure in one or more ways, including (i) a fee-based, reduced-recovery arrangement that applies if the NGLs have a lower value than their thermal equivalent in natural gas, (ii) discounts to the applicable natural gas index price used to reimburse the producer an amount in cash for the thermal equivalent volume of raw natural gas acquired from the producer, or (iii) fees for ancillary services such as gathering, treating and compression.

Fixed Recoveries. Fee-based or percent-of-proceeds contracts sometimes include fixed recovery terms, which mean that the prices paid or products returned to the producer are calculated using an agreed NGL recovery factor, regardless of the volumes of NGLs actually recovered through processing. The processor negotiates the NGL recovery factor based generally on its expectations regarding operational factors such as plant capacity and efficiency and the average NGL content of natural gas delivered to the plant. If the processor’s actual recoveries differ from the agreed recovery factor, the processor’s margin will be affected to the extent of the difference. These arrangements can provide upside in high commodity price environments and also allow the processor to increase its margins by reducing recoveries in response to unfavorable NGL prices. Contracts providing for fixed recoveries allow the processor to benefit from increases in plant efficiency, which enhance the processor’s ability to respond to changing commodity prices. However, the processor could incur losses during favorable NGL price environments if its actual NGL recoveries fall below agreed NGL recovery factor due to plant inefficiencies or for other operational reasons.

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

Industry Regulation

FERC Regulation of Natural Gas Pipelines. We do not own any interstate natural gas pipelines, so FERC does not directly regulate the rates and terms of service associated with our operations. However, FERC’s regulations under the Natural Gas Policy Act of 1978 (the “NGPA”) and the Energy Policy Act of 2005 do affect certain aspects of our business and the market for our products.

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

FERC has adopted market-monitoring and annual reporting regulations intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. Certain of our operations are subject to FERC reporting requirements, including reporting of contract terms by intrastate Section 311 natural gas pipelines and reporting of aggregated annual volume and other information by natural gas wholesalers and purchasers.

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

Natural Gas Gathering Regulation. Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from FERC’s jurisdiction. We own or hold interests in a number of natural gas pipeline systems in Texas, Oklahoma and Wyoming that we believe meet the traditional tests FERC has used to establish a pipeline system’s status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts. Thus, we cannot guarantee that the jurisdictional status of our natural gas gathering facilities will remain unchanged. Should these gas gathering facilities be found jurisdictional, the FERC could require significant changes to the rates, terms and conditions of service on the affected pipelines and such facilities may be subject to potentially burdensome and expensive operational, reporting and other requirements.

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

Environmental and Occupational Health and Safety Matters

Our operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, transporting or fractionation of natural gas, NGLs, condensate and other products is subject to stringent and complex laws and regulations pertaining to occupational health and safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, regional, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	Requiring us to acquire permits or other approvals to conduct regulated activities;

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction and operating activities in environmentally sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	imposing specific health and safety criteria addressing worker protection;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operators; and

•	causing us to incur capital cost to construct, maintain and upgrade equipment and facilities.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that compliance with existing environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. However, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

The following is a summary of the more significant current environmental and occupational health and safety laws and regulations to which our business operations are subject:

Hazardous Substances and Wastes. Our operations are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid waste. Under the authority of the U.S. Environmental Protection Agency (“EPA”), most states administer some or all of the RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate petroleum hydrocarbon wastes and ordinary industrial wastes that may be regulated as hazardous waste.

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

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, field compression and processing of natural gas, as well as the gathering of natural gas or crude oil. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes have been disposed of or released on or under some properties owned or leased by us or on or under other locations where such substances have been taken for disposal. Some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination) or perform remedial closure operations to prevent future contamination. As of December 31, 2011, we have not received notification that any of our properties has been determined to be a current Superfund site under CERCLA.

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations restrict emissions of air pollutants from various industrial sources, including our processing plants and compressor stations and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions. In addition, future amendment of the Clean Air Act or comparable state laws may cause us to incur capital expenditures for installation of air pollution control equipment and to encounter construction delays while applying for and receiving new or amended permits. For example, on July 28, 2011, the EPA proposed a range of new regulations that would establish new air emission controls for oil and natural gas production and natural gas processing, including, among other things, new leak detection requirements for natural gas processing plants. The EPA is under a court order to finalize these proposed regulations by April 3, 2012. While we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, we currently do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Climate Change. In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. These EPA rules could adversely affect our operations and restrict or significantly delay our ability to obtain air permits for new or modified facilities. Moreover, because the EPA assumed responsibility for issuing construction and operating permits for GHG emissions in Texas in December 2010, those two permitting programs are now subject to dual sets of approvals at the state and federal levels. This division of construction and operating permit authority between the EPA and the Texas Commission on Environmental Quality may cause our Texas operations to experience added and potentially significant delays in obtaining permit coverages.

The EPA also adopted rules requiring the monitoring and reporting of GHG emissions from specific sources in the United States, including, among others, certain onshore natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations. In addition, Congress from time to time considers legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our midstream operations.

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

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, or well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers’ operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development, or production activities, which could reduce demand for our gathering, processing and fractionation services. In addition, several governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing activities. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is planning to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, which events could delay or curtail production of natural gas by exploration and production operators, some of which may be our customers, and thus reduce demand for our midstream services.

Pipeline Safety. Our natural gas and NGL pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to hazardous liquids (including NGLs) pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. These pipeline safety laws are subject to further amendment if deemed necessary after study, with the potential for more onerous obligations and stringent standards being imposed on pipeline owners and operators. For example, on January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which act requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, and leak detection system installation. The 2011 Pipeline Safety Act also directs owners and operators of interstate and intrastate gas transmission pipelines to verify their records confirming the maximum allowable pressure of pipelines in certain class locations and high consequence areas, requires promulgation of regulations for conducting tests to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas, and increases the maximum penalty for violation of pipeline safety regulations from $1 million to $2 million. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

Our pipelines are also subject to regulation by the DOT under the Pipeline Safety Improvement Act of 2002, which was amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES”). The DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), has established a series of rules which require pipeline operators to develop and implement integrity management programs for natural gas and hazardous liquid pipelines located in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. In addition, pursuant to authorization granted by PIPES, the DOT’s regulatory coverage extends to certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified “unusually sensitive areas,” including non-populated areas requiring extra protection because of the presence of sole source drinking water resources, endangered species or other ecological resources. Safety requirements imposed by this extended coverage include pipeline corrosion and third-party damage concerns but do not include pipeline integrity management criteria. Moreover, future amendment of these DOT rules may result in the implementation of more stringent pipeline safety standards that could cause us to incur increased operating costs, which costs could be significant. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, (i) revising the definitions of “high consequence areas” and “gathering lines”; (ii) strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed; (iii) strengthening requirements on the types of gas transmission pipeline integrity assessment methods that may be selected for use by operators; (iv) imposing gas transmission integrity management requirements on onshore gas gathering lines; (v) requiring the submission of annual, incident and safety-related conditions reports by operators of all gathering lines; and (vi) enhancing the current requirements for internal corrosion control of gathering lines.

Also, the TRRC and the OCC have adopted regulations similar to existing DOT regulations for intrastate natural gas and hazardous liquid gathering and transmission lines, while the Wyoming Public Service Commission has done the same for intrastate natural gas gathering and transmission lines but not hazardous liquid lines.

Endangered Species. The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. While some of our facilities may be located in, or otherwise serve, areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. For example, in March 2010, the U.S. Department of the Interior (“DOI”) considered listing the sage grouse, a ground-dwelling bird that inhabits portions of the Rocky Mountains region, including Wyoming, where we have natural gas gathering operations, as an endangered species under the ESA. An Endangered Species Act designation could result in broad conservation measures restricting or even prohibiting natural gas exploration and production and expansion of our natural gas gathering activities in affected areas. The DOI determined that that sage grouse qualified for protection under the ESA but deferred listing it as endangered because of higher-priority listing commitments. Rather, executive orders were issued by Wyoming then-Governor Dave Freudenthal in 2010 and, more recently, by Wyoming current Governor Matt Mead that provided core areas of protection for the sage grouse, some of which affect areas near Bighorn’s and Fort Union’s gathering systems. Developers of oil and natural gas activity in protected areas must demonstrate how their activities will not diminish sage grouse populations in these areas. The determination by the DOI to defer listing of the sage grouse as endangered is subject to litigation, with at least one environmental organization legally challenging the deferral of such a listing. Moreover, the federal Bureau of Land Management and the State of Wyoming are pursuing separate strategies to maintain and enhance sage grouse habitat.

In addition, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA over the next six years, through the agency’s 2017 fiscal year. The designation of the sage grouse or of other previously unprotected species as threatened or endangered in areas where we conduct operations or plan to construct pipelines or facilities could cause us to incur increased costs arising from species protection measures or could result in limitations on our customer’s exploration and production activities, which could have an adverse impact on demand for our midstream operations.

Occupational Health and Safety. We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements.

Office Facilities

We lease our executive offices in Houston, Texas, and Tulsa, Oklahoma. In connection with a decision to move commercial activities for our Rocky Mountains segment to our Tulsa office, we closed our Englewood, Colorado office in February 2012. We also lease property or facilities for some of our field offices.

Employees

As of December 31, 2011, we had 388 full-time employees and 6 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

We also make available free of charge on or through our website (http://www.copano.com) or through our Investor Relations group (713-621-9547), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this report.

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

We may not have sufficient cash each quarter to pay distributions at the current level. Under our limited liability company agreement, we set aside any cash reserve necessary for the conduct of our business before making a distribution to our unitholders. The amount of cash we have available for distribution is more a function of our cash flow than of our net income, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

The amount of cash we can distribute principally depends upon the cash we generate from operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas gathered and transported on our pipelines;

•	the volume and NGL content of natural gas we process, and the volume of NGLs we fractionate;

•	the fees we charge and the margins we realize for our services;

•	the fees we pay to third parties for their services;

•	the prices of natural gas, NGLs, condensate and crude oil;

•	the relationship between natural gas and NGL prices;

•	the relationship between Mont Belvieu and Conway NGL prices;

•	the level of our operating costs and the impact of inflation on those costs; and

•	the weather in our operating areas.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the amount of capital we spend on projects, the profitability of such projects and the timing of the associated cash flow;

•	the operational performance and efficiency of our assets, including our plants and equipment;

•	the cost of any acquisitions we make;

•	the effectiveness of our hedging program;

•	the creditworthiness of our hedging and other contract counterparties;

•	the timing (quarterly or annual) of our producers’ obligations to make volume deficiency payments to us;

•	our ability to borrow money and access capital markets on acceptable terms;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes;

•	restrictions on distributions by entities in which we own interests;

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business; and

•	prevailing economic conditions.

Some of the factors described above are beyond our control. If we decrease distributions, the market price for our units may be adversely affected.

Our cash flow and profitability depend upon prices and market demand for natural gas, oil and NGLs, which are beyond our control and can be volatile.

Our cash flow and profitability are affected by prevailing NGL and natural gas prices, and we are subject to significant risks due to fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to recur periodically.

We derive approximately half of our gross margin from contracts with terms that are commodity price sensitive. As a result, our cash flow and profitability depend to a significant extent on the prices at which we buy and sell natural gas and at which we sell NGLs and condensate. The markets and prices for natural gas and NGLs depend upon many factors beyond our control. These factors include supply and demand for oil, natural gas, liquefied natural gas (“LNG”), nuclear energy, coal and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the levels of domestic oil and natural gas production and NGL extraction;

•	storage levels for oil, natural gas, LNG and NGLs;

•	the availability of imported oil, natural gas, LNG and NGLs;

•	international demand for LNG, oil and NGLs and NGL derivative products such as ethylene and propylene;

•	actions taken by foreign oil and gas producing nations;

•	the availability of takeaway and delivery infrastructure for natural gas, NGLs and condensate;

•	the availability of downstream NGL fractionation facilities;

•	our proximity to markets for natural gas, condensate and NGLs and the degree to which markets are accessible generally;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of natural gas we gather and process. This volatility may cause our gross margin and cash flows to vary widely from period to period. We use commodity derivative instruments to hedge our exposure to commodity prices, but these instruments also are subject to inherent risks. Please read “—Our hedging activities do not eliminate our exposure to commodity price and interest rate risks and may reduce our cash flow and subject our earnings to increased volatility.”

Because of the natural decline in production from existing wells, our success depends on our ability to continually obtain new supplies of natural gas and NGLs.

Our pipeline systems and processing or fractionation facilities are connected to or dependent on natural gas fields and wells from which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput volumes on our pipeline systems and inlet volumes at our processing plants, we must continually obtain new supplies of natural gas and NGLs. The primary factors affecting our ability to do so include the level of successful drilling activity near our gathering systems and our ability to compete with other midstream service providers for new natural gas supplies.

Fluctuations in energy prices can greatly affect drilling and production rates and investments by third parties in the development of new oil and gas reserves. Drilling activity generally decreases as oil or gas prices decrease, or in the case of rich gas drilling supported by NGL prices, as NGL prices decrease. We have no control over the level of drilling activity in the areas of our operations, the amount of reserves underlying the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their drilling and production decisions, which are affected by, among other things, prevailing and projected energy prices, drilling costs, the availability of drilling rigs, equipment, materials and labor for drilling and completing wells, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital.

We face strong competition in acquiring new natural gas supplies. Competitors to our pipeline operations include major interstate and intrastate pipelines, and other natural gas gatherers. Competition for natural gas supplies is primarily based on the location of pipeline facilities, access to related services such as processing and NGL handling, contract terms, reputation, efficiency, flexibility and reliability.

If we are unable to maintain or increase the throughput on our pipeline systems because of decreased drilling activity, production declines or competitive pressures, or for any other reason, then our business, results of operations, financial condition and ability to make cash distributions to our unitholders will be adversely affected.

We generally do not obtain reservoir engineering reports evaluating reserves dedicated to our pipeline systems; therefore, volumes of natural gas transported on our pipeline systems in the future could be less than we anticipate, which may cause our revenues and operating income to be less than we expect.

We generally do not obtain reservoir engineering reports evaluating natural gas reserves connected to our pipeline systems due to producers’ general unwillingness to provide reserve information, as well as the cost of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of reserves connected to our pipeline systems is less than we anticipate and we are unable to secure additional sources of natural gas, the volumes of natural gas that we gather and process would likely decline. A sustained decline in natural gas volumes would cause our revenues to be less than we expect, which could have a material adverse effect on our business, financial condition and our ability to make cash distributions to you.

We rely on third-party pipelines and other facilities in providing service to our customers. If one or more of these pipelines or facilities were to become capacity-constrained or unavailable, our cash flows, results of operations and financial condition could be adversely affected.

Our ability to provide service to our customers depends in part on the availability, proximity and capacity of third-party pipeline, processing and other facilities, and because we do not own or operate these facilities, their continuing operation or availability is not within our control. For example, we rely on Kinder Morgan’s Laredo-to-Katy pipeline to transport natural gas from Eagle Ford Gathering and several of our Texas gathering systems to our Houston Central complex, and we rely on Dow Hydrocarbon and Formosa to take delivery of NGLs from Houston Central. We rely on ONEOK Hydrocarbon to take delivery of NGLs from our Saint Jo plant and from several of our Oklahoma processing plants. We also depend on other third-party processing plants, pipelines and other facilities to provide our customers with processing, delivery, fractionation or transportation options.

Like us, these third-party service providers are subject to risks inherent in the midstream business, including capacity constraints, natural disasters and operational, mechanical or other hazards, as well as service interruptions for scheduled maintenance. The curtailments arising from these and similar circumstances may last from a few days to several months. NGL fractionation and transportation facilities and trucking services on which we depend are subject to increasing capacity constraints. Also, some third-party pipelines have minimum gas quality specifications that at times may limit or eliminate our transportation options.

If any of these facilities becomes unavailable or limited in its ability to provide services on which we depend, our cash flow and results of operations could be adversely affected. We would likely incur higher fees or other costs in arranging for alternatives. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary processing and transportation facilities, would interfere with our ability to serve our customers. A delay, prolonged interruption or reduction of service on Kinder Morgan’s pipeline or at Dow Hydrocarbon, Formosa, ONEOK Hydrocarbon, or another pipeline or facility on which we depend could hinder our ability to contract for additional natural gas and condensate services.

Constructing new assets subjects us to risks of project delays, cost overruns and lower-than-anticipated volumes of natural gas, NGLs or condensate once a project is completed. Our operating cash flows from our capital projects may not be immediate or meet our expectations.

One of the ways we grow our business is by constructing additions or modifications to our existing facilities. We also construct new facilities, either near our existing operations or in new areas. Construction projects require significant amounts of capital and involve numerous regulatory, environmental, political, legal and operational uncertainties, many of which are beyond our control. These projects also involve numerous economic uncertainties, including the impact of inflation on project costs and the availability of required resources.

We may be unable to complete construction projects on schedule, at the budgeted cost, or at all, which could have a material adverse effect on our business and results of operations. Moreover, we may not receive any material increase in operating cash flow from a project for some time. For instance, if we expand a pipeline or processing facility, the construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. In addition, our cash flow from a project may be delayed or may not meet our expectations. Our project specifications and expectations regarding project cost, timing, asset performance, investment returns and other matters usually rely in part on the expertise of third parties such as engineers, technical experts and construction contractors. These estimates may prove to be inaccurate because of numerous operational, technological, economic and other uncertainties. Recently, we have experienced a delay in starting up our cryogenic processing upgrade at our Houston Central complex, and as a result, our cryogenic processing facilities have been down for longer than we expected. Our ability to achieve our expected NGL recoveries is dependent on the successful completion of the cryogenic upgrade. We expect that our margins and operating performance for the first quarter of 2012 will be negatively impacted as a result of this project delay.

We rely in part on estimates from producers regarding of the timing and volume of anticipated oil, gas or condensate production. Production estimates are subject to numerous uncertainties, all of which are beyond our control. These estimates may prove to be inaccurate, and new facilities may not attract sufficient volumes to achieve our expected cash flow and investment return.

We also construct assets in reliance on firm capacity commitments for third-party processing or fractionation downstream of our facilities. For example, we made processing commitments at our Houston Central complex and constructed the Liberty NGL pipeline through our joint venture with Energy Transfer in reliance on Formosa’s capacity commitment to us, which requires Formosa to expand its facilities. If Formosa is unable to meet its commitment to us, or if other third-party facilities are not available when we expect them, our cash flows and results of operations would be adversely affected.

Competition could negatively affect us.

Our industry is highly competitive. Our competitors may expand or construct midstream systems that would create additional competition for the services we provide to our customers. Some of our competitors are large companies that have greater financial resources and access to supplies of natural gas and NGLs than we do. We frequently have one or more competitors in the supply basins and markets that we are connected to. This includes new large pipeline systems (such as the Bison pipeline near Fort Union) that have recently been constructed near our assets, and growing competition in the markets that we serve. In addition, our customers may develop their own midstream systems in lieu of using ours. This competition could result in our inability to obtain new supplies of natural gas and NGLs, renew contracts and to maintain rates and transportation volumes, any of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Competition for hiring experienced personnel, particularly in the engineering, field operations, accounting and financial reporting, information technology, tax and land departments, has been strong. In addition, competition to acquire attractive midstream assets has been strong. We may often be outbid by competitors in our attempts to make acquisitions. Our inability to compete effectively in hiring or making acquisitions could have a material adverse impact on our ability to grow.

We are exposed to the credit risk of our customers and other counterparties. A general increase in nonpayment and nonperformance by counterparties could adversely affect our cash flows, results of operations and financial condition.

Risks of nonpayment and nonperformance by our counterparties are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Our shift toward a more fee-based contract portfolio means that we are increasingly reliant on the creditworthiness of customers who make fee-based volume commitments to us. Many of our customers finance their activities through cash flow from operations or debt or equity financing, all of which are subject to adverse changes in commodity prices and economic and market conditions. When commodity prices have been unfavorable for an extended period, some of our customers have experienced a combination of lower cash flow due to commodity prices, reduced borrowing bases under reserve-based credit facilities and reduced availability of debt or equity financing. These factors may result in a significant reduction in our customers’ liquidity and ability to pay us or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own credit, operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Any increase in nonpayment and nonperformance by our counterparties, either as a result of financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

If we make acquisitions that do not perform as expected, our financial performance may be negatively impacted.

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

Our acquisitions potentially involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in integrating the assets and operations of the acquired businesses, especially if the assets acquired are in a new type of midstream business or a new geographic area;

•	the risk that natural gas production expected to support the acquired assets may not be of the anticipated magnitude or may not be developed on the anticipated timetable, or at all;

•	the loss of significant producers or markets or key employees from the acquired businesses;

•	diversion of management’s attention from other business concerns;

•	failure to realize expected profitability or growth;

•	failure to realize any expected synergies and cost savings;

•	exposure to increased competition;

•	coordinating geographically disparate organizations, systems and facilities;

•	coordinating or consolidating information technology, compliance under the Sarbanes-Oxley Act of 2002 and other administrative or compliance functions; and

•	a decrease in liquidity and increased leverage as a result of using significant amounts of available cash or debt to finance an acquisition.

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

We have substantial indebtedness. As of February 17, 2012 and in addition to liabilities related to our risk management activities, we had total indebtedness of $852.9 million, including our senior unsecured notes and our revolving credit facility, and available borrowing capacity under our revolving credit facility was approximately $386.0 million. We may incur significant additional indebtedness and other financial obligations in the future. Our substantial indebtedness and other financial obligations could have important consequences to you. For example, these obligations could:

•

require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general company requirements;

•	make it more difficult for us to satisfy our debt service requirements or comply with financial or other covenants in our debt agreements;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general company purposes or other purposes;

•	result in higher interest expense if interest rates increase;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a disadvantage relative to any competitors that have proportionately less debt or lower borrowing costs.

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

The indentures governing our outstanding senior unsecured notes contain various covenants that limit our ability to, among other things:

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

Our revolving credit facility contains similar covenants, as well as covenants that require us to maintain specified financial ratios and satisfy other financial conditions. The restrictive covenants in our indentures and our revolving credit facility could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or in the economy in general, or conduct operations.

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

We may be unable to raise capital necessary to fully execute our business strategy on satisfactory terms, or at all.

Our business strategy contemplates pursuing capital projects and acquisitions. We regularly consider and enter into discussions regarding strategic projects or transactions that we believe will present opportunities to pursue our growth strategy. We will require substantial new capital to finance strategic acquisitions or to complete significant organic expansion or greenfield projects. If capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.

The availability and cost of debt and equity capital are subject to general economic conditions and perceptions about the stability of financial markets and the solvency of counterparties. Adverse changes in these factors likely would result in higher interest rates and deterioration in the availability and cost of debt and equity financing. Any limitations on our access to capital will impair our ability to execute our growth strategy.

If capital on acceptable terms is not available to us, our inability to fully execute our growth strategy, otherwise take advantage of business opportunities or respond to competitive pressures could have a material adverse effect on our results of operations and financial condition. Illiquid capital markets could also limit investment and development by third parties, such as producers and end-users, which could indirectly affect our ability to fully execute our business strategy.

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

•	inadvertent damage from motor vehicles, construction or farm equipment;

•	leaks of natural gas, NGLs, condensate and other hydrocarbons;

•	environmental hazards, such as oil and NGL releases, pipeline or tank ruptures, and unauthorized discharges of pollutants into the surface and subsurface environment;

•	operator error; and

•	fires and explosions.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. In addition, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Our assets and operations are primarily concentrated in south Texas and north Texas regions and in southwest Louisiana, central and eastern Oklahoma and in Wyoming, and a natural disaster or other hazard affecting any of these areas could have a material adverse effect on our operations, even if our own facilities are not directly affected.

There can be no assurance that insurance will cover all damages and losses resulting from these types of natural disasters. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we generally do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. Our business interruption insurance provides limited coverage for lost revenues arising from physical damage to our processing plants and certain third-party facilities on which we depend, subject to deductibles and time and dollar limitations. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

Due to our limited asset diversification, adverse developments in our gathering, transportation, processing and related businesses would have a significant impact on our results of operations.

Substantially all of our revenues are generated from our midstream services business, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, crude oil, NGLs and condensate. Furthermore, substantially all of our assets are located in Texas, Oklahoma, Wyoming and Louisiana. Due to our limited diversification in asset type and location, an adverse development in the midstream business or in one or more of these areas would have a significantly greater impact on our cash flows, results of operations and financial condition than if we maintained more diverse assets.

We own interests in limited liability companies and a general partnership in which third parties also own interests, which limits our ability to influence significant business decisions affecting these entities.

In addition to our wholly owned subsidiaries, we own interests in a number of entities in which third parties also own an interest. These interests include our:

•	62.5% interest in Webb Duval;

•	majority interest in Southern Dome;

•	51% interest in Bighorn;

•	37.04% interest in Fort Union;

•	50% interest in Eagle Ford Gathering;

•	50% interest in Liberty Pipeline Group; and

•	50% interest in Double Eagle Pipeline.

We serve each of these entities as operator, managing member or both, but we do not control any of them. Our ability to make certain substantive business decisions with respect to each is subject to the majority or unanimous approval of the owners or, in the case of Bighorn, of a management committee to which we have the right to appoint 50% of the members. Examples of decisions that require approval include significant expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital and transactions not in the ordinary course of business, among others. Differences in views among the owners of any of these entities could result in delayed decisions or in failures to agree on significant matters, potentially adversely affecting the business and results of operations or prospects of the entity involved and, in turn, the amounts and timing of cash from operations distributed to its members or partners, including us.

In addition, we do not control the day-to-day operations of Fort Union. Our lack of control over Fort Union’s day-to-day operations and the associated costs of operations could result in our receiving lower cash distributions than we anticipate, which could reduce our cash flow available for distribution to our unitholders.

We do not own all of the land on which our pipelines, plants and other facilities are located, so our growth projects and operations could be disrupted by actions of the landowners.

We lease the sites on which some of our plants and other facilities are located, and we obtain rights-of-way to construct and operate our pipelines on land owned by third parties and governmental agencies for specified periods of time. We may be unable to obtain rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other expansion opportunities. Additionally, acquiring rights-of-way or lease renewals may be more expensive than we anticipate. If a significant existing lease or significant existing right-of-way contracts lapse, are terminated or are determined to be invalid, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use. Our inability to obtain or to renew right-of-way contracts or leases could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Failure of the natural gas, NGLs, condensate or other products produced at our plants or shipped on our pipelines to meet the specifications of interconnecting pipelines or markets could result in curtailments by the pipelines or markets.

The markets and pipelines to which we deliver natural gas, NGLs, condensate or other products typically establish specifications for the products that they are willing to accept. These specifications include requirements such as hydrocarbon dewpoint, compositions, temperature, and foreign content (such as water, sulfur, methane, carbon dioxide, nitrogen and hydrogen sulfide), and these specifications can vary by product, pipeline or markets. If the total mix of a product that we deliver to a pipeline or market fails to meet the applicable product quality specifications, the pipeline or market may refuse to accept all or a part of the products scheduled for delivery to it or may invoice us for the costs to handle the out-of-specification products. In those circumstances, we may be required to find alternative markets for that product or to shut-in the producers of the non-conforming natural gas that is causing the products to be out of specification, potentially reducing our throughput volumes or revenues. Changes in product quality specifications or changes in the quality of gas we receive from producers could reduce our throughput volumes or require us to incur additional handling costs or significant capital costs for new equipment such as nitrogen rejection or amine treating facilities. We may be unable to recover these costs through increased revenues.

Our hedging activities do not eliminate our exposure to commodity price and interest rate risks and may reduce our cash flow and subject our earnings to increased volatility.

Our operations expose us to fluctuations in commodity prices, and our revolving credit facility exposes us to fluctuations in interest rates. We use derivative financial instruments to reduce our sensitivity to commodity prices and interest rates, and the degree of our exposure is related largely to the effectiveness and scope of our hedging activities. We have hedged only portions of our variable-rate debt and expected NGL volumes. We continue to have direct interest rate and commodity price risk with respect to the unhedged portions, and our hedging strategies cannot offset volume risk.

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

Our hedging activity may be ineffective or adversely affect our cash flow and liquidity, our earnings or both because, among other factors:

•	hedging can be expensive, particularly during periods of volatile prices or when hedging into extended future periods;

•	our counterparty in the hedging transaction may default on its obligation to pay; and

•	available hedges may not correspond precisely with the risks against which we seek protection. For example:

•	the duration of a hedge may not match the duration of the risk against which we seek protection;

•	variations in the index we use to price a commodity hedge may not adequately correlate with variations in the index we use to sell the physical commodity (known as basis risk); or

•

we may not produce or process sufficient volumes to cover swap arrangements we enter into for a given period. If our actual volumes are lower than the volumes we estimated when entering into a swap for the period, we might be forced to satisfy all or a portion of our derivative obligation without the benefit of cash flow from our sale or purchase of the underlying physical commodity.

Recently, basis risk has materialized into a significant factor affecting our hedges for Oklahoma NGLs. Our hedges are priced at Mont Belvieu, while the physical commodity is priced at Conway. The basis spread between these indices is at a historic high. While the prices we actually received for Oklahoma NGLs were below the strike prices for our hedges, we did not benefit because our hedges depend on Mont Belvieu prices, which remained above our hedge strike prices. Our financial statements may reflect gains or losses arising from exposure to commodity prices or interest rates for which we are unable to enter into fully economically effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges, and, if we assume derivatives as part of an acquisition, to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume.

The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010, and requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The Act may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

We also have transportation contracts with interstate pipelines that are subject to FERC regulation. As a shipper on an interstate pipeline, we are subject to FERC requirements related to use of the interstate capacity. Any failure on our part to comply with the FERC’s regulations or an interstate pipeline’s tariff could result in the imposition of administrative, civil and criminal penalties.

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

If producer drilling activity declines or is delayed due to increased costs or operating restrictions relating to regulation of hydraulic fracturing, we could be adversely affected.

Hydraulic fracturing is an important and common practice that producers use to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority under the Federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel additives. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Wyoming and Texas, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. More recently, the EPA announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our midstream services.

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

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. These EPA rules could adversely affect our operations and restrict or significantly delay our ability to obtain air permits for new or modified facilities. The EPA also adopted rules requiring the monitoring and reporting of GHG emissions from specific sources in the United States, including, among others, onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations.

In addition, Congress from time to time considers legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate.

We may incur significant costs and liabilities resulting from pipeline safety and integrity programs and related compliance efforts.

We are subject to DOT safety regulations with respect to our natural gas lines and our NGL lines, pursuant to which the DOT has established:

•	requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities;

•	mandatory inspections for all United States crude oil (including NGL) and natural gas transportation pipelines and gathering lines meeting certain operational risk and location requirements; and

•

additional safety requirements applicable to certain rural onshore hazardous liquid gathering lines and low-stress pipelines located in specified unusually sensitive areas, which address primarily corrosion and third-party damage concerns.

Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. Only recently, on January 3, 2012, President Obama signed the 2011 Pipeline Safety Act, which act, among other things, directs the Secretary of Transportation to conduct studies to determine the need for additional regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas and to then adopt new rules or standards as determined to be appropriate. These safety enhancement requirements and other provisions of this act could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations.

We are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

Our operation of gathering systems, plants and other facilities is subject to stringent and complex federal, regional, state and local environmental laws and regulations. These laws and regulations may restrict or impact our business activities in many ways, including requiring the acquisition of permits or other approvals to conduct regulated activities, restricting the manner in which we dispose of wastes, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with pollution control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

There is inherent risk of environmental costs and liabilities in our business as a result of our handling of natural gas, NGLs and other hydrocarbons, because of air emissions and waste water discharges related to our operations, and due to historical industry operations, and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Moreover, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may be unable to recover some or any of these costs from insurance.

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

Our preferred units, which generally become convertible into common units beginning in July 2013, are entitled to in-kind payments of quarterly distributions for each quarter through the third quarter of 2013. We may elect to continue to pay preferred distributions in kind for each quarter through the third quarter of 2016. All preferred units that we issue in payment of quarterly preferred units in kind will be convertible into common units on a one-for-one basis.

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

We have agreed to file a registration statement on Form S-3 to cover sales by TPG Copenhagen, L.P. (“TPG”), an affiliate of TPG Capital, L.P. of all common units issuable upon conversion of our outstanding preferred units and additional preferred units that we issue as in-kind quarterly distributions. If TPG or a successor to its registration rights, or any holder of a significant percentage of our common units, were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. An increase in interest rates could also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our common units. Lower demand for our common units for any reason, including competition from other more attractive investment opportunities, would likely cause the trading price of our common units to decline. If we then issue additional equity at a significantly lower price, material dilution to our existing unitholders could result.

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

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell, will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. While we would continue our existence as a Delaware limited liability company, our technical termination would, among other things result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year (and unitholders receiving two schedules K-1) and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes; rather, we would be treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurred.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units, which represent limited liability company interests in us, are listed on The NASDAQ Global Select Market (“NASDAQ”), under the symbol “CPNO.” On February 17, 2012, the closing market price for our common units was $36.47 per unit, and there were approximately 99 common unitholders of record.

The following table shows the high and low sales prices per common unit, as reported by NASDAQ, and the distribution per common unit for the periods indicated.

			Cash Distribution Per Common Unit
	Price of Common Units
	High	Low
2011:
Quarter Ended December 31	$34.28	$26.08	$0.575
Quarter Ended September 30	$35.39	$27.07	$0.575
Quarter Ended June 30	$37.40	$31.17	$0.575
Quarter Ended March 31	$36.40	$30.23	$0.575
2010:
Quarter Ended December 31	$33.77	$27.30	$0.575
Quarter Ended September 30	$29.43	$24.49	$0.575
Quarter Ended June 30	$27.89	$21.53	$0.575
Quarter Ended March 31	$25.62	$20.70	$0.575

We intend to pay quarterly distributions to our common unitholders of record on the applicable record date within 45 days after the end of each quarter (in February, May, August and November of each year). Our limited liability company agreement provides that we may pay cash distributions only if and to the extent we have available cash from operating surplus, as defined in the agreement. Available cash consists generally of all cash on hand at the end of the fiscal quarter, less retained cash reserves established by our Board of Directors. Our credit agreement does not provide for the type of working capital borrowings that would be eligible for inclusion in available cash.

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

Our ability to distribute cash is subject to a number of risks and uncertainties, some of which are beyond our control. Please read Item 1A, “Risk Factors—Risks Relating to Our Business.” If we do not have sufficient cash to pay a distribution as well as satisfy our operational and financial obligations, then our Board of Directors can reduce or eliminate the distribution paid on our common units so that we may satisfy such obligations, including payments on our debt instruments. For a discussion of the restrictions on distributions imposed by our revolving credit facility and the indentures governing our senior unsecured notes, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Information concerning securities authorized for issuance under our equity compensation plan for directors and employees is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

Series A Convertible Preferred Units

On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“preferred units”) in a private placement to an affiliate of TPG Capital, L.P for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit, a 10% premium to the 30-day volume-weighted average closing price of our common units on July 19, 2010, two trading days before the date we issued the preferred units. The preferred units were sold pursuant to a purchase agreement in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated there under, as the issuance and sale of the preferred units did not involve a public offering. There is no established public trading market for the preferred units. For a description of the terms of our preferred units, please read “Member’s Capital and Distributions—Series A Convertible Preferred Units” in Note 6 to our consolidated financial statements included in Item 8 of this report.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian Total Return Index”). The Alerian Total Return Index is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian Total Return Index on January 1, 2007, and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

	January 1, 2007	December 31,
		2007	2008	2009	2010	2011
Copano (CPNO)	$100	$128	$44	$102	$154	$164
Alerian MLP Total Return Index (AMZX)	$100	$113	$71	$125	$170	$194
S&P 500 Index (SPX)	$100	$104	$64	$79	$89	$89

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate this report or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Not applicable.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	(In thousands, except per unit data)
Summary of Operating Results:
Revenue(2)	$1,345,223	$995,164	$820,046	$1,454,419	$1,064,515
(Loss) income from continuing operations	$(156,312)	$(8,681)	$20,866	$55,922	$61,381
Preferred unit distributions	$(32,721)	$(15,188)	$—	$—	$—
Net (loss) income to common units	$(189,033)	$(23,869)	$20,866	$55,922	$61,381
Basic (loss) income per common unit from continuing operations(3)	$(2.86)	$(0.37)	$0.39	$1.15	$1.44
Diluted (loss) income per common unit from continuing operations(3)	$(2.86)	$(0.37)	$0.36	$0.97	$1.32
Other Financial Information:
Cash distributions declared per common unit	$2.30	$2.30	$2.30	$2.17	$1.73

	December 31,
	2011	2010	2009	2008	2007(1)
	(In thousands)
Balance Sheet Information:
Total assets	$2,064,597	$1,906,993	$1,867,412	$2,013,665	$1,769,083
Long-term debt	$994,525	$592,736	$852,818	$821,119	$630,773
Members’ capital	$871,898	$1,154,757	$860,026	$1,037,958	$894,136

(1)	Our selected financial information as of and for the year ended December 31, 2007 includes results attributable to our Cimmarron acquisition from May 1, 2007 through December 31, 2007 and our Rocky Mountains segment from October 1, 2007 (the date we acquired Cantera) through December 31, 2007.

(2)	Our selected financial data as of and for the years ended December 31, 2009, 2008 and 2007 excludes the results attributable to our crude oil pipeline and related activities, as they are classified as discontinued operations. Please read Note 13, “Discontinued Operations,” to the audited consolidated financial statements included in Item 8 of this report.
(3)	Net income per unit is based on the weighted average of total equivalent units outstanding during the periods presented. Prior periods have been adjusted to reflect the two-for-one split of our outstanding common units effective March 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the historical consolidated financial statements and notes thereto included in Item 8 of this report. In addition, you should review “—Forward-Looking Statements” included in this Item 7 and “Risk Factors” included in Item 1A of this report for information regarding forward-looking statements made in this discussion and certain risks inherent in our business, as well as Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

•

Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and transportation of natural gas, and related services such as compression, dehydration, treating, processing and marketing. Our Texas segment also provides NGL fractionation and transportation. This segment includes a processing plant located in southwest Louisiana and our equity investments in Webb Duval, Eagle Ford Gathering, Liberty Pipeline Group and Double Eagle Pipeline.

•

Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome.

•

Our Rocky Mountains segment provides natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas and compressor rental services. This segment includes our equity investments in Bighorn and Fort Union.

Items reported as “Corporate and other” relate to our risk management activities, intersegment eliminations and other activities we perform or assets we hold that have not been allocated to any of our reporting segments.

Trends and Uncertainties

This section, which describes recent changes in factors affecting our business, should be read in conjunction with “—How We Evaluate Our Operations” and “—How We Manage Our Operations” below. Many of the factors affecting our business are beyond our control and are difficult to predict.

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

The point at which producer activity becomes economic depends on a combination of factors in addition to commodity prices. For producers of rich gas who benefit from improved processing economics under their contracts, the potential disincentive of low natural gas prices could be offset if NGL prices are consistently high. Strong crude oil prices could also support increased production of casinghead natural gas associated with crude oil production.

Other factors that affect a producer’s ability and incentives to drill include the availability of capital and the producer’s drilling, completion and other operating costs, which are influenced by the characteristics of the hydrocarbon reservoir and the availability of equipment and services, among other things. The expected composition of wellhead production and the availability and proximity of transportation, processing and fractionation infrastructure and market outlets are significant considerations. A factor that we believe has supported strong activity in unconventional shale plays is low geologic risk—that is, a greater likelihood that wells drilled will be productive—which reduces a producer’s overall development risk and ultimately drilling costs. Also, some producers rely on commodity price hedging to support drilling activity when prices are less favorable, and some may drill only to the extent that drilling activity is necessary to maintain their leasehold interests or under the terms of their capital commitments.

Fourth-Quarter Commodity Prices Overall. Natural gas prices overall averaged below $4 per MMBtu for the fourth quarter of 2011, crude oil prices increased steadily and average NGL prices remained flat throughout the quarter.

Pricing Trends in Texas. Natural gas and NGL prices in Texas decreased in the fourth quarter of 2011. Through February 17, 2012, NGL and natural gas prices decreased as compared to the fourth quarter of 2011. First-of-the-month prices for natural gas on the Houston Ship Channel index were $3.04 per MMBtu for January 2012 and $2.57 per MMBtu for February 2012, and the spot price at February 17, 2012 was $2.47 per MMBtu. The weighted-average daily price for NGLs at Mont Belvieu as of February 17, 2012, based on our fourth quarter weighted-average 2011 product mix, was $49.51 per Bbl.

The following graph and table summarize prices for natural gas and NGLs on the primary indices we use for Texas pricing and for crude oil on the NYMEX.

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on Mont Belvieu prices and our weighted-average product mix for the period indicated.

	Annual Data for Texas			Quarterly Data for Texas
	2009	2010	2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Houston Ship Channel ($/MMBtu)	$3.78	$4.38	$4.02	$4.06	$4.29	$4.23	$3.49
Mont Belvieu ($/Bbl)	$33.51	$44.68	$56.96	$51.22	$58.57	$59.43	$57.76
NYMEX crude oil ($/Bbl)	$62.09	$79.53	$95.12	$94.10	$102.56	$89.76	$94.06
Service throughput (MMBtu/d)	619,615	595,641	795,497	654,996	665,040	765,744	844,469
Plant inlet (MMBtu/d)	539,633	504,810	758,588	560,903	588,533	686,398	803,282
NGLs produced (Bbls/d)	17,959	18,718	29,147	23,228	26,913	30,904	33,951
Segment gross margin (in thousands)(1)	$103,620	$128,682	$184,437	$45,011	$46,134	$44,540	$48,752

(1)	Excludes results associated with our equity interests in Eagle Ford Gathering, Webb Duval, Liberty Pipeline group, Double Eagle Pipeline.

Pricing Trends in Oklahoma. NGL and natural gas prices in Oklahoma declined in the fourth quarter of 2011. Through February 17, 2012, NGL and natural gas prices decreased. First-of-the-month prices for natural gas on the CenterPoint East index were $2.97 per MMBtu for January 2012 and $2.53 per MMBtu for February 2012, and the spot price at February 17, 2012 was $2.41 per MMBtu. The weighted-average daily price for NGLs at Conway as of February 17, 2012, based on our fourth quarter 2011 weighted-average product mix, was $38.93 per Bbl.

The following graph and table summarize prices for natural gas and NGLs on the primary indices we use for Oklahoma pricing and for crude oil on the NYMEX.

(1)	Average crude oil prices are based on NYMEX. Natural gas prices are first-of-the-month index prices. Average monthly NGL prices are calculated based on Conway prices and our weighted-average product mix the period indicated.

	Annual Data for Oklahoma			Quarterly Data for Oklahoma
	2009	2010	2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
CenterPoint East ($/MMBtu)	$3.27	$4.19	$3.87	$3.93	$4.14	$4.05	$3.38
Conway ($/Bbl)	$29.65	$40.21	$47.32	$46.36	$50.17	$49.21	$43.49
NYMEX crude oil ($/Bbl)	$62.09	$79.53	$95.12	$94.10	$102.56	$89.76	$94.06
Service throughput (MMBtu/d)	262,259	261,636	291,532	269,550	283,870	288,440	307,346
Plant inlet (MMBtu/d)	163,474	156,181	160,406	147,710	157,424	158,070	159,344
NGLs produced (Bbls/d)	15,977	16,251	17,498	16,037	17,331	17,453	17,471
Segment gross margin (in thousands)(1)	$76,686	$93,617	$105,080	$23,082	$28,665	$27,876	$25,457

(1)	Excludes results associated with our equity interest in Southern Dome.

Basis Trends. The average basis differential between Conway and Mont Belvieu continued to widen for the fourth quarter of 2011 consistent with the third quarter 2011, ending the year at $13.99 per Bbl. Prices for purity ethane accounted for 63% of this basis differential. For January 2012, the basis differential averaged $12.93 per Bbl. The average basis differential between Houston Ship Channel and CenterPoint East natural gas index prices was $0.11 per MMBtu for the fourth quarter of 2011, which was an increase of $0.07 per MMBtu as compared with the third quarter. The basis differential was $0.07 MMBtu for January 2012 and $0.01 per MMBtu at February 17, 2012.

The following graph summarizes the basis differential between Mont Belvieu and Conway.

(1)	Average NGL prices are calculated based on our Oklahoma segment weighted-average product mix for the period indicated.

Pricing Trends in the Rocky Mountains. Rocky Mountains natural gas prices declined during the fourth quarter of 2011. Through February 17, 2012, natural gas prices have continued to decline. First-of-the-month prices for natural gas on the Colorado Interstate Gas index were $2.98 per MMBtu for January 2012 and $2.51 per MMBtu for February 2012, and the spot price at February 17, 2012 was $2.40 per MMBtu.

The following graph and table summarize prices for natural gas on Colorado Interstate Gas, the primary index we use for the Rocky Mountains.

(1)	Natural gas prices are first-of–the-month index prices.

	Annual Data for Rocky Mountains			Quarterly Data for Rocky Mountains
	2009	2010	2011	Q1 2011	Q2 2011	Q3 2011		Q4 2011
Colorado Interstate Gas ($/MMBtu)	$3.07	$3.92	$3.79	$3.83	$3.98	$3.91		$3.43
Pipeline throughput (MMBtu/d)(1)	975,785	907,809	604,261	581,051	533,329	670,543	(3)	630,843	(3)
Segment gross margin (in thousands)(2)	$3,254	$4,440	$2,641	$1,042	$771	$432		$396

(1)

Includes 100% of Bighorn and Fort Union, but does not reflect an additional 288,966 MMBtu/d, 327,894 MMBtu/d, 223,557 MMBtu/d and 232,693 MMBtu/d of long-term contractually committed volumes that Fort Union did not gather but which were the basis of payments received by Fort Union in the first, second, third and fourth quarters of 2011, respectively.

(2)	Excludes results associated with our equity interests in Bighorn and Fort Union.
(3)

Fort Union volumes increased during the third and fourth quarters of 2011 following a temporary force majeure event on TransCanada’s Bison pipeline and subsequent deliveries of producer volumes into Fort Union from Bison.

Fourth Quarter 2011 Drilling and Production Activity.

•

Drilling. Drilling activity in the fourth quarter of 2011 remained very strong in the Eagle Ford Shale in Texas, where we continued to work to secure additional long-term supply contracts. Producer activity in the Woodford Shale behind our Mountains systems in Oklahoma and the north Barnett Shale Combo play behind our Saint Jo plant in Texas was consistent with the first three quarters of 2011. Drilling activity in the Mississippi Lime area in northern Oklahoma and southern Kansas has increased as producers further explore the play. In the Rocky Mountains and in other areas of Texas and Oklahoma, drilling activity has remained low.

•

Volumes. Our overall service throughput volumes for the fourth quarter of 2011 increased 7% compared to the third quarter of 2011. In Texas, volume increases reflected a 94% increase in Eagle Ford Shale volumes (including volumes from Eagle Ford Gathering that began flowing on a limited basis to our Houston Central complex in August 2011), a 19% increase in volumes on our Saint Jo system and volumes processed at our Lake Charles plant, which we restarted in November 2011. The increase in Texas volumes was offset in part by a 22% decrease in third-party pipeline volumes we received from Kinder Morgan at our Houston Central complex and decreases on our other systems due to natural production declines around these systems.

Volumes in Oklahoma increased 7% from third quarter volumes as a result of a 21% increase in Mountain systems volumes. This increase was partially offset by natural production decline on the other Oklahoma gathering systems we operate. In the Rocky Mountains, Fort Union volumes declined 7% following the resolution of a third-quarter force majeure event on TransCanada’s Bison Pipeline, during which a portion of Bison’s volumes were diverted to Fort Union. Volumes on Bighorn remained flat over the period.

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

Other Industry Trends. NGL transportation and fractionation facilities continue to experience capacity constraints, which generally results in higher NGL transportation and fractionation costs for parties that do not have contractually fixed costs. Growing rich natural gas volumes from the Eagle Ford Shale are placing additional pressure on fractionation capacity and existing transportation capacity for NGLs, condensate and crude oil, while transportation costs for heavier NGL products in Texas remain higher due to limited broad pipeline infrastructure and trucking capacity.

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

In the near term, these effects could limit the benefits producers receive from rich gas production and could affect the level of drilling and well completion activity in some rich gas plays. In addition, activity in the Eagle Ford Shale over the long term could be impacted by insufficient demand and storage capacity for residue gas and NGLs as well as by a shortage of required resources, such as water used in hydraulic fracturing.

Please read Item 1A, “Risk Factors—Risks Related to our Business.”

Factors Affecting Operating Results and Financial Condition

Our results for 2011 reflect increases in NGL prices compared to 2010 as well as volume growth due to strong drilling activity and the start-up of Eagle Ford Gathering’s pipeline. Strong NGL prices in Texas and Oklahoma combined with lower natural gas prices during 2011 have continued to benefit our processing margins. Our combined operating segment gross margins increased 29% compared to 2010. These factors, combined with additional processing margins we received under short-term, interruptible arrangements before our capital projects were in full service, offset the effects of downtime at our Houston Central complex to complete capital projects and curtailments due to downstream liquids-handling constraints. Houston Central NGL volumes were curtailed from September 2011 to November 2011 due to a turnaround at Formosa’s processing facility and a shut-down of our propane line to Dow for scheduled maintenance.

For the third quarter of 2011, we recorded a $120.0 million non-cash impairment charge relating to our investment in Bighorn, a $45.0 million non-cash impairment charge relating to our investment in Fort Union and a $5.0 million non-cash impairment charge relating to a contract under which we provide services to Rocky Mountains producers. We determined that these charges were necessary primarily based on a downward shift in the Colorado Interstate Gas forward price curve and our expectations of a continued weak outlook for Rocky Mountains natural gas prices and, as producers focus more on rich-gas and shale plays, a continued lack of drilling activity in Wyoming’s Powder River Basin. For the fourth quarter of 2011, we recorded a $3.4 million non-cash impairment charge relating to assets in south Texas.

Higher NGL and crude oil prices in 2011 combined with lower strike prices on our commodity derivative instruments reduced our cash flow from commodity hedge settlements. Also, a substantial widening of the

Conway-Mont Belvieu basis differential (primarily attributable to ethane prices) limited the effectiveness of our derivative instruments for hedging Oklahoma NGLs by approximately $3.7 million for 2011. In 2011, we paid $10.6 million in net cash settlements for expired commodity derivative instruments compared to receiving $33.6 million in net cash settlements in 2010.

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

Throughput Volumes. Throughput volumes associated with our business are an important part of our operational analysis. We continually evaluate the volumes delivered to our processing plants and flowing through our pipelines to ensure that we have adequate throughput to meet our financial objectives. Our performance at our processing plants is also significantly influenced by quality of natural gas delivered to the plant, the NGL content of the natural gas and the plant’s recovery capability. In addition, we monitor fuel consumption and losses because they have a significant impact on the gross margin realized from our processing operations through contractual agreements where we provide a fixed recovery to our producers. Where contractual agreements allow, fuel costs and losses are passed on to our producers.

It is also important that we continually add new volumes to our gathering systems to offset or exceed the normal decline of existing volumes. In monitoring our pipeline volumes, managers of our Texas and Oklahoma segments evaluate what we refer to as service throughput, which consists of two components:

•	the volume of natural gas transported or gathered through our wholly owned pipelines, which we call pipeline throughput; and

•

the volume of natural gas delivered to our wholly owned processing plants by third-party pipelines or the volume of natural gas delivered to third-party plants under our transportation or processing contracts, excluding any volumes already included in our pipeline throughput.

In our Texas segment, we also compare pipeline throughput and service throughput to evaluate the volumes generated from our pipelines, as opposed to third-party pipelines. In Oklahoma, because no gas is delivered to our wholly owned plants other than by our pipelines, pipeline throughput and service throughput are equivalent.

Segment Gross Margin and Total Segment Gross Margin. We define segment gross margin as an operating segment’s revenue minus cost of sales. Cost of sales includes the following: cost of natural gas and NGLs we purchase and costs for transportation or processing of our volumes. We view segment gross margin as an important performance measure of the core profitability of our operations. Segment gross margin allows our senior management to compare volume and price performance of our segments and to more easily identify operational or other issues within a segment. With respect to our Texas and Oklahoma segments, our management analyzes segment gross margin per unit of service throughput.

We use total segment gross margin to measure the overall financial impact of our contract portfolio. Total segment gross margin is the sum of our operating segments’ gross margins and the results of our risk management activities, which are included in corporate and other. Our total segment gross margin is determined primarily by five interrelated variables: (i) the volume and quality of natural gas gathered or transported through our pipelines, (ii) the volume and NGL content of natural gas processed, fractionated or treated at our processing plants or on our behalf at third-party processing plants, (iii) natural gas, crude oil and NGL prices and the relative price differential between NGLs and natural gas, (iv) our contract portfolio and (v) the results of our risk management activities. The results of our risk management activities consist of (i) net cash settlements paid or received on expired commodity derivative instruments, (ii) amortization expense relating to the option component of our commodity derivative instruments and (iii) unrealized mark-to-market gain or loss on our commodity derivative instruments that have not been designated as cash flow hedges.

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

Joint Venture Distributions. The cash distributions we receive in respect of our joint venture interests are also important to our operational analysis. In addition, we serve each of our joint ventures as managing member, operator, or both. In our role as managing member or operator, we generally use the other financial and operating measures described in this section and below in “—How We Manage Our Operations” to evaluate and monitor the performance of our joint ventures.

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

General and Administrative Expenses. Our general and administrative expenses include the cost of employee and officer compensation and related benefits, office lease and expenses, professional fees, information technology expenses, as well as other expenses not directly associated with our field operations. To help ensure the appropriateness of our general and administrative expenses, we compare such expenses against the annual financial plan approved by our Board of Directors.

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

•

plus interest and other financing costs, provision for income taxes, depreciation and amortization expense, impairment expense, non-cash amortization expense associated with our commodity derivative instruments, distributions from unconsolidated affiliates, loss on refinancing of unsecured debt and equity-based compensation expense;

•	minus equity in earnings (loss) from unconsolidated affiliates and unrealized gains (losses) from commodity risk management activities; and

•	plus or minus other miscellaneous non-cash amounts affecting net income (loss) for the period.

In calculating adjusted EBITDA as revised, we no longer add to EBITDA our share of the depreciation, amortization and impairment expense and interest and other financing costs embedded in our equity in earnings (loss) from unconsolidated affiliates; instead, we now add to EBITDA (i) other non-cash amounts affecting net income (loss) for the period, (ii) non-cash amortization expense associated with our commodity derivative instruments, (iii) loss on refinancing of unsecured debt and (iv) distributions from unconsolidated affiliates.

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

We believe that the revised calculation more effectively represents what lenders and debt holders, as well as industry analysts and many of our unitholders, have indicated is useful in assessing our core performance and outlook and comparing us to other companies in our industry. For example, we believe that adjusted EBITDA as revised may provide investors and analysts with a more useful tool for evaluating our leverage because it more closely resembles Consolidated EBITDA (as defined under our revolving credit facility), which is used by our lenders to calculate our financial covenants. Consolidated EBITDA differs from adjusted EBITDA in that it includes further adjustments to (i) reflect the pro forma effects of material acquisitions and dispositions and (ii) in the case of leverage ratio calculations, includes projected EBITDA from significant capital projects under construction. Please read—Liquidity and Capital Resources—Our Indebtedness—Revolving Credit Agreement.

Total Distributable Cash Flow. Commencing with the second quarter of 2011, we present total distributable cash flow as net income (loss) plus all adjustments included in the adjusted EBITDA calculation described above and minus: (i) cash interest expense, (ii) current tax expense and (iii) maintenance capital expenditures. Although we have revised our presentation of total distributable cash flow, the components of the calculation have not changed except that total distributable cash flow now eliminates the impact of any loss on refinancing of unsecured debt because such losses do not reduce operating cash flow.

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

Total distributable cash flow is also an important non-GAAP financial measure for our unitholders because it serves as an indicator of our success in providing a cash return on investment—specifically, whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Total distributable cash flow is also used by industry analysts with respect to publicly-traded partnerships and limited liability companies because the market value of such entities’ equity securities is significantly influenced by the amount of cash they can distribute to unitholders. Because of the significance of total distributable cash flow to our unitholders, our Compensation Committee and Board of Directors have designated total distributable cash flow per common unit as the financial objective under our Management Incentive Compensation Plan since the plan’s inception in 2005.

Reconciliation of Non-GAAP Financial Measures. The following table presents a reconciliation of the non-GAAP financial measures of (i) total segment gross margin to the GAAP financial measure of operating income and (ii) EBITDA, adjusted EBITDA and total distributable cash flow to the GAAP financial measure of net income (loss), for each of the periods indicated. The reconciliation of the non-GAAP financial measures for 2010 and 2009 have been recast to conform with the revised calculation to allow for direct comparisons to 2011 activity.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Reconciliation of total segment gross margin to operating income:
Operating (loss) income	$(89,450)	$45,777	$72,355
Add: Operations and maintenance expenses	65,326	53,487	51,477
Depreciation, amortization and impairment	77,565	62,572	56,975
General and administrative expenses	48,680	40,347	39,511
Taxes other than income	5,130	4,726	3,732
Equity in loss (earnings) from unconsolidated affiliates	145,324	20,480	(4,600)

Total segment gross margin	$252,575	$227,389	$219,450

Reconciliation of EBITDA, adjusted EBITDA and total distributable cash flow to net (loss) income:
Net (loss) income	$(156,312)	$(8,681)	$23,158
Add: Depreciation and amortization	69,156	62,572	57,539
Interest and other financing costs	47,187	53,605	55,836
Provision for income taxes	1,502	931	794

EBITDA	(38,467)	108,427	137,327
Add: Amortization of commodity derivative options	29,517	32,378	36,950
Distributions from unconsolidated affiliates	35,471	25,955	29,684
Loss on refinancing of unsecured debt	18,233	—	—
Equity-based compensation	13,265	10,388	8,252
Equity in loss (earnings) from unconsolidated affiliates	145,324	20,480	(4,600)
Unrealized (gain) loss from commodity risk management activities	(550)	582	(4,131)
Impairment	8,409	—	—
Other non-cash operating items	118	1,319	(2,387)

Adjusted EBITDA	211,320	199,529	201,095
Less: Cash interest and other financing costs	(46,395)	(51,417)	(54,629)
Provision for income taxes and other	(1,207)	(991)	(282)
Maintenance capital expenditures	(13,490)	(9,563)	(9,728)

Total distributable cash flow(1)	$150,228	$137,558	$136,456

(1)	Prior to any retained cash reserves established by our Board of Directors.

How We Manage Our Operations

Our management team uses a variety of tools to manage our business. These tools include: (i) our economic models, (ii) flow and transaction monitoring systems, (iii) producer activity evaluation and reporting, (iv) imbalance monitoring and control and (v) measurement and loss reports.

Economic Models. We use our economic models to determine (i) whether we should reduce the ethane extracted from natural gas processed by some of our processing plants and third-party plants and (ii) whether we should reduce the rate of recovery of other products at our processing plants.

Our recent Eagle Ford Shale expansion projects and our increasingly fee-based contract portfolio have changed how we manage operations at our Houston Central complex. In the past, our commodity price risk was largely related to “keep-whole” pricing, which meant that our margins depended on the spread between natural gas and NGL prices. To mitigate the risk of negative processing margins, which occur when NGL prices fall to near or below natural gas prices, we could “condition,” rather than process, natural gas by extracting only the volume of NGLs necessary to meet downstream pipeline specifications. We calculated what we referred to as a “standardized processing margin” to monitor the impact of natural gas and NGL prices on our Houston Central complex operations and to help determine when we would benefit from conditioning.

Because of recent changes in our assets and our business, natural gas conditioning at the Houston Central complex has become less important from a commodity-risk management standpoint and less effective from an operational standpoint. The pricing terms of producer contracts supporting our Saint Jo processing operations in north Texas and our Eagle Ford Shale expansion projects in south Texas are predominantly fee-based, which has substantially reduced the potential impact that negative processing margins could have on our Texas operations. In addition, as Eagle Ford Shale volumes have increased, the NGL content of natural gas delivered to the Houston Central complex has increased. If we were to condition this very rich natural gas, we would be unable to meet downstream pipeline specifications.

Please read Item 1, “Business—Industry Overview—Midstream Contracts” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information about commodity price sensitivity under our contracts.

Flow and Transaction Monitoring Systems. We use automated systems that track commercial activity on and monitor the flow of natural gas on our pipelines in each of our segments. We track each of our natural gas transactions, which allows us to continuously track volumes, pricing, imbalances and estimated revenues from our pipeline assets. Additionally, we use automated Supervisory Control and Data Acquisition (“SCADA”) systems, which assist management in monitoring and operating our Texas segment. These SCADA systems allow us to monitor our assets at remote locations and respond to changes in pipeline operating conditions. For our Oklahoma segment, we electronically monitor pipeline volumes and operating conditions at certain key points along our pipeline systems and use a SCADA system on some of our gathering systems. Bighorn, which our Rocky Mountains segment operates, also uses a SCADA system.

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

Measurement and Loss Reports. We use measurement, fuel and loss reports to monitor the efficiency and integrity of our systems.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact included in this report, including, but not limited to, those under “—Our Results of Operations” and “—Liquidity and Capital Resources” are forward-looking statements. Statements included in this report that are not historical facts, but that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements include assertions related to plans for growth of our business, future capital expenditures and competitive strengths and goals. We make these statements based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	the volatility of prices and market demand for natural gas, crude oil and NGLs, and for products derived from these commodities;

•	our ability to continue to connect new sources of natural gas and condensate and the NGL content of new gas supplies;

•	the ability of key producers to continue to drill and successfully complete and attach new natural gas and NGL and condensate volumes;

•	our ability to attract and retain key customers and contract with new customers;

•	our ability to access or construct new gas processing, NGL fractionation and transportation capacity;

•	the availability of local, intrastate and interstate transportation systems and other facilities and services for natural gas and NGLs;

•	our ability to meet in-service dates, cost expectations and performance standards for construction projects;

•	our ability to successfully integrate any acquired asset or operations;

•	our ability to access our revolving credit facility and to obtain additional financing on acceptable terms;

•	the effectiveness of our hedging program;

•	general economic conditions;

•	force majeure situations such as the loss of a market or facility downtime;

•	the effects of government regulations and policies; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our Results of Operations

	Year Ended December 31,
	2011	2010	2009
	($ In thousands)
Total segment gross margin(1)(2)	$252,575	$227,389	$219,450
Operations and maintenance expenses(2)	65,326	53,487	51,477
Depreciation, amortization and impairment(2)	77,565	62,572	56,975
General and administrative expenses	48,680	40,347	39,511
Taxes other than income	5,130	4,726	3,732
Equity in loss (earnings) from unconsolidated affiliates(3)(4)	145,324	20,480	(4,600)

Operating (loss) income(2)(3)	(89,450)	45,777	72,355
Loss on refinancing of unsecured debt	(18,233)	—	3,939
Interest and other financing costs, net	(47,127)	(53,527)	(54,634)
Provision for income taxes	(1,502)	(931)	(794)
Discontinued operations, net of tax	—	—	2,292

Net (loss) income	(156,312)	(8,681)	23,158
Preferred unit distributions	(32,721)	(15,188)	—

Net (loss) income to common units	$(189,033)	$(23,869)	$23,158

Total segment gross margin:
Texas	$184,437	$128,682	$103,620
Oklahoma(2)	105,080	93,617	76,686
Rocky Mountains(5)	2,641	4,440	3,254

Segment gross margin(2)	292,158	226,739	183,560
Corporate and other(6)	(39,583)	650	35,890

Total segment gross margin(1)(2)	$252,575	$227,389	$219,450

Segment gross margin per unit:
Texas:
Service throughput ($/MMBtu)	$0.70	$0.59	$0.46
Oklahoma:
Service throughput ($/MMBtu)(2)	$1.00	$0.98	$0.80
Volumes:
Texas:
Service throughput (MMBtu/d)(7)	795,497	595,641	619,615
Pipeline throughput (MMBtu/d)	456,686	328,967	290,627
Plant inlet volumes (MMBtu/d)	758,588	504,810	539,633
NGLs produced (Bbls/d)	29,147	18,718	17,959
Oklahoma:
Service throughput (MMBtu/d)(7)	291,532	261,636	262,259
Plant inlet volumes (MMBtu/d)	160,406	156,181	163,474
NGLs produced (Bbls/d)	17,498	16,251	15,977
Capital Expenditures:
Maintenance capital expenditures	$13,490	$9,563	$9,728
Expansion capital expenditures	259,803	120,941	61,424

Total capital expenditures	$273,293	$130,504	$71,152

Operations and maintenance expenses:
Texas	$38,099	$29,236	$27,960
Oklahoma(2)	26,982	23,955	23,469
Rocky Mountains	245	296	48

Total operations and maintenance expenses(2)	$65,326	$53,487	$51,477

(1)	Total segment gross margin is a non-GAAP financial measure. Please read “—How We Evaluate Our Operations” for a reconciliation of total segment gross margin to its most directly comparable GAAP measure of operating income.
(2)	Excludes results attributable to our crude oil pipeline and related assets for the year ended December 31, 2009; which are classified as discontinued operations, as discussed in Note 13, “Discontinued Operations,” in our consolidated financial statements included in Item 8 of this report.
(3)	During the three months ended September 30, 2011, we recorded a $165 million non-cash impairment charge relating to our investments in Bighorn and Fort Union and a $5 million non-cash impairment charge with respect to a contract under which we provide services to Rocky Mountains producers.
(4)	Includes results and volumes associated with our unconsolidated affiliates. The following table summarizes the throughput for the periods indicated:

		Year Ended December 31,
		2011	2010	2009
Bighorn and Fort Union(a)	MMBtu/d	604,261	907,809	975,785
Southern Dome
Plant Inlet	MMBtu/d	11,292	12,522	13,137
NGLs produced	Bbls/d	403	449	478
Webb Duval(b)	MMBtu/d	51,907	54,879	78,160
Eagle Ford Gathering	MMBtu/d	110,827	—	—
Liberty Pipeline Group	Bbls/d	4,597	—	—

(a)	The volume decline is primarily due to certain Fort Union shippers diverting gas volumes to TransCanada’s Bison pipeline upon its start-up in January 2011. Fort Union volumes do not reflect an additional 268,015 MMBtu/d in long-term contractually committed volumes that Fort Union did not gather but which were the basis of payments received by Fort Union for year ended December 31, 2011.
(b)	Net of intercompany volumes.

(5)	Rocky Mountains segment gross margin includes results from producer services, including volumes purchased for resale, volumes gathered under firm capacity gathering agreements with Fort Union, volumes transported using our firm capacity agreements with Wyoming Interstate Gas Company.
(6)	Corporate and other includes results attributable to our commodity risk management activities.
(7)	“Service throughput” means the volume of natural gas delivered to our wholly owned processing plants by third-party pipelines plus our “pipeline throughput,” which is the volume of natural gas transported or gathered through our pipelines.

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Texas Segment Gross Margin. Texas segment gross margin was $184.4 million for 2011 compared to $128.7 million for 2010, an increase of $55.7 million, or 43%. Texas segment gross margin per unit of service throughput increased $0.11 per MMBtu to $0.70 per MMBtu for 2011 compared to $0.59 per MMBtu for 2010, reflecting 27% higher NGL prices and 8% lower natural gas prices compared to 2010, the impact of our fractionation facilities for a full year (operations started in May 2010) which reduced our third-party fractionation costs and enabled us to begin earning fees for providing fractionation services, and an increase in revenue associated with fee-based contracts in the Eagle Ford Shale and the north Barnett Shale Combo plays, including $5.1 million in deficiency fees for volumes committed to us but not delivered. The Texas segment’s service throughput, gathering and NGL production increased 34%, 39% and 56%, respectively, and processed volumes increased 50% during 2011. The increase in service throughput is due to volumes from the Eagle Ford Shale and north Barnett Shale Combo plays. The increase in NGL production is due to additional volumes at our Houston Central complex and Saint Jo plant and reflects a 122% increase in volumes behind our Saint Jo plant in the north Barnett Shale Combo play. We restarted our Lake Charles plant in November 2011 and the average inlet volumes and average processing volumes for the Lake Charles plant include 28 days of activity in 2011. Please read Item 1, “Business—Industry Overview—Midstream Contracts.”

Oklahoma Segment Gross Margin. Oklahoma segment gross margin was $105.1 million for 2011 compared to $93.6 million for 2010, an increase of $11.5 million, or 12%. The increase in segment gross margin resulted primarily from a period-over-period increase in NGL prices of 18%, offset by a 8% decrease in natural gas prices. NGL production also increased 8% period-over-period. Oklahoma segment gross margin per unit of service throughput increased $0.02 per MMBtu to $1.00 per MMBtu for 2011 compared to $0.98 per MMBtu for 2010. Service throughput increased 11% between the periods due to volume increases on the Mountain systems. For 2011, plant inlet volumes increased 3% compared to 2010 primarily as a result of the acquisition of the Harrah plant and associated gathering facilities, although that increase was partially offset by normal production declines from our other gathering systems. Please read Item 1, “Business—Industry Overview—Midstream Contracts.

Rocky Mountains Segment Gross Margin. Rocky Mountains segment gross margin was $2.6 million for 2011 compared to $4.4 million for 2010, a decrease of $1.8 million, or 41%. This decrease is primarily the result of increased demand fees we paid under our firm gathering agreements with Fort Union, and our inability to use all of our demand capacity due to a decline in volumes on Bighorn and general production declines in the area.

Corporate and Other. Corporate and other includes our commodity risk management activities and was a $39.6 million loss for 2011 compared to a $0.6 million gain for 2010, a decrease of $40.2 million. The loss for 2011 includes $10.6 million of net cash settlements paid on expired commodity derivative instruments and $29.5 million of non-cash amortization expense relating to the option component of our commodity derivative instruments offset by $0.5 million of unrealized gains on our commodity derivative instruments. The gain for 2010 includes $33.6 million of net cash settlements received on expired commodity derivative instruments offset by $0.6 million of unrealized losses on our commodity derivative instruments and $32.4 million of non-cash amortization expense relating to the option component of our commodity derivative instruments.

Operations and Maintenance Expenses. Operations and maintenance expenses totaled $65.3 million for 2011 compared to $53.5 million for 2010. The 22% increase is attributable primarily to increased payroll, utilities, chemicals and repair and maintenance expenses in our Texas segment of $8.8 million, including expenses for expanded operations related to new Eagle Ford Shale assets and repairs at the Saint Jo plant, and increased payroll, operating costs for new compressors, fuel, utilities and supplies expenses in our Oklahoma segment of $3.0 million, including expenses for the operations of the Burbank and Harrah plants acquired in April 2010 and 2011, respectively.

Depreciation, Amortization and Impairment. Depreciation and amortization totaled $77.6 million for 2011 compared with $62.6 million for 2010, an increase of 24%. This increase relates primarily to a $3.4 million non-cash impairment in south Texas and a $5.0 million non-cash impairment with respect to a contract under which we provide services to Rocky Mountains producers in the third quarter of 2011 as well as additional depreciation and amortization resulting from capital expenditures in 2011, including expenditures relating to acquisition of the Harrah plant, the expansion of the fractionation facility to double the capacity at our Houston Central complex, continued expansion of the gathering system surrounding our Saint Jo plant and the extension of the initial segment of the DK pipeline to the Houston Central complex in Texas.

General and Administrative Expenses. General and administrative expenses totaled $48.7 million for 2011 compared to $40.3 million for 2010. The 21% increase consists primarily of a $5.1 million increase in personnel, compensation and benefits costs, a $1.7 million increase in deferred equity compensation, a $0.7 million increase in tax services, a $0.7 million increase in bad debt expense and a $0.5 million increase in acquisition costs offset by a $0.3 million increase in management fees received from our unconsolidated affiliates.

Equity in Loss/Earnings from Unconsolidated Affiliates. Equity in loss from unconsolidated affiliates totaled $145.3 million for 2011 compared to $20.5 million for 2010, an increase of $124.8 million. The increase consists primarily of a non-cash impairment expense of $165.0 million on our investments in Bighorn and Fort Union, primarily based on a downward shift in the Colorado Interstate Gas forward price curve and our expectations of a continued weak outlook for Rocky Mountains natural gas prices and drilling activity in Wyoming’s Powder

River Basin, partially offset by equity earnings of $11.2 million from Eagle Ford Gathering, which began service during the year ended December 31, 2011. Equity in loss from unconsolidated affiliates for 2010 consisted of $28.5 million of equity loss from Bighorn primarily related to a $25.0 million non-cash impairment and $0.3 million of equity loss from our other investments offset by $8.3 million of equity earnings from Fort Union.

Interest and Other Financing Costs. Interest and other financing costs totaled $47.2 million for 2011 compared to $53.6 million for 2010, a decrease of $6.4 million. Interest expense related to our revolving credit facility totaled $10.4 million (including settlements paid under our interest rate swaps of $3.9 million) and $8.5 million (including settlements paid under our interest rate swaps of $5.1 million) for 2011 and 2010, respectively. Interest expense related to our senior notes totaled $45.7 million and $46.3 million for 2011 and 2010, respectively. Interest and other financing costs for 2011 includes unrealized mark-to-market gains of $3.0 million on undesignated interest rate swaps compared to unrealized mark-to-market gains of $1.6 million for 2010. Amortization of debt issue costs totaled $3.8 million for 2011 and 2010. Interest expense was offset by capitalized interest of $9.7 million and $3.4 million for 2011 and 2010, respectively. Average borrowings under our credit arrangements for 2011 and 2010 were $807.6 million and $689.6 million with average interest rates of 7.2% and 10.0%, respectively. Please read “—Liquidity and Capital Resources.”

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Texas Segment Gross Margin. Texas segment gross margin was $128.7 million for 2010 compared to $103.6 million for 2009, an increase of $25.1 million, or 24%. Texas segment gross margin per unit of service throughput increased $0.13 per MMBtu to $0.59 per MMBtu for 2010 compared to $0.46 per MMBtu for 2009, reflecting 33% higher NGL prices, the impact of our fractionation facilities for a full year (started in May 2010) and an increase of pipeline throughput associated with fee-based contracts in the Eagle Ford Shale and the north Barnett Shale Combo plays. The increase in segment gross margin was partially offset by a decline of 4% in service throughput for 2010 and higher average natural gas prices, which increased 16% compared to 2009. The Texas segment’s gathering and NGL production increased 13% and 4%, respectively, and processed volumes decreased 6% during 2010. The beneficial pricing environment for NGLs reflects a 131% increase of volumes behind our Saint Jo plant in the north Barnett Shale Combo play. Processed volumes decreased because very limited volumes were available to be processed at our Lake Charles plant. Please read Item 1, “Business—Industry Overview—Midstream Contracts. We started the fractionator at our Houston Central complex in late April 2010, which reduced our third party fractionation costs and enabled us to begin charging fractionation fees to producers, resulting in an increase to our gross margin of $7.5 million during 2010.

Oklahoma Segment Gross Margin. Oklahoma segment gross margin was $93.6 million for 2010 compared to $76.7 million for 2009, an increase of $16.9 million, or 22%. The increase in segment gross margin resulted primarily from period-over-period increases in average natural gas and NGL prices of 28% and 36%, respectively, and a 2% increase in NGL production. Oklahoma segment gross margin per unit of service throughput increased $0.18 per MMBtu to $0.98 per MMBtu for 2010 compared to $0.80 per MMBtu for 2009. The increase in segment gross margin was partially offset by a decrease in plant inlet volumes of 4%. Service throughput remained flat between the periods. For 2010, plant inlet volumes at our Paden plant decreased 11% compared to 2009 primarily as a result of normal production declines on the Stroud gathering system. Please read Item 1, “Business—Industry Overview—Midstream Contracts.

Rocky Mountains Segment Gross Margin. Rocky Mountains segment gross margin was $4.4 million for 2010 compared to $3.3 million for 2009, an increase of $1.1 million, or 33%. This increase is primarily the result of increased compressor rental income from Bighorn.

Corporate and Other. Corporate and other includes our commodity risk management activities and was a gain of $0.6 million for 2010 compared to a $35.9 million gain for 2009. The gain for 2010 includes $33.6 million of net cash settlements received on expired commodity derivative instruments offset by $0.6 million of unrealized losses on our commodity derivative instruments and $32.4 million of non-cash amortization expense relating to the option component of our commodity derivative instruments. The gain for 2009 includes $68.7 million of net cash settlements received on expired commodity derivative instruments and $4.2 million of unrealized mark-to-market gains on our commodity derivative instruments offset by $37.0 million of non-cash amortization relating to the option component of our commodity derivative instruments.

Operations and Maintenance Expenses. Operations and maintenance expenses totaled $53.5 million for 2010 compared to $51.5 million for 2009. The 4% increase is attributable primarily to increased personnel, compensation and benefit costs due to our expanding operations which was partially offset by a reduction in our Oklahoma segment’s compressor rental costs.

Depreciation, Amortization and Impairment. Depreciation, amortization and impairment totaled $62.6 million for 2010 compared to $57.0 million for 2009, an increase of 10%. This increase relates primarily to additional depreciation and amortization resulting from capital expenditures made subsequent to December 31, 2009, including expenditures relating to the initial phase of the fractionation facility at our Houston Central complex, the expansion of our Saint Jo plant and the construction of the initial segment of the DK pipeline in Texas.

General and Administrative Expenses. General and administrative expenses totaled $40.3 million for 2010 compared with $39.5 million for 2009. The 2% increase consists primarily of a $2.2 million increase in personnel, compensation and benefits costs and a $0.5 million increase in deferred equity compensation offset by a $0.9 million decrease in acquisition costs, a $0.7 million increase in management fees received from our unconsolidated affiliates and a $0.3 million gain on the sale of assets.

Equity in Loss/Earnings from Unconsolidated Affiliates. Equity in loss from unconsolidated affiliates totaled $20.5 million for 2010 compared to earnings of $6.9 million for 2009, a decrease of $27.4 million. The decrease consists primarily of non-cash impairment expense of $27.7 million on our investments in Bighorn and Webb Duval resulting from a weak Rocky Mountains pricing environment for natural gas and lack of drilling activity in Wyoming’s Powder River Basin and dry natural gas areas in south Texas partially offset by equity earnings from our other investments.

Interest and Other Financing Costs. Interest and other financing costs totaled $53.6 million for 2010 compared with $55.8 million for 2009, a decrease of $2.2 million, or 4%. Interest expense related to our revolving credit facility totaled $8.5 million (including settlements paid under our interest rate swaps of $5.1 million) and $11.5 million (including settlements paid under our interest rate swaps of $5.4 million) for 2010 and 2009, respectively. Interest expense related to our senior notes totaled $46.3 million and $46.5 million for 2010 and 2009, respectively. Interest and other financing costs for 2010 includes unrealized mark-to-market gains of $1.6 million on undesignated interest rate swaps compared to unrealized mark-to-market gains of $2.8 million for 2009. Amortization of debt issue costs totaled $3.8 million and $4.0 million for 2010 and 2009, respectively. Interest expense was offset by capitalized interest of $3.4 million in each of 2010 and 2009. Average borrowings under our credit arrangements for 2010 and 2009 were $689.6 million and $848.8 million with average interest rates of 10.0% and 7.2%, respectively. Please read “—Liquidity and Capital Resources.”

Cash Flows

The following table summarizes our cash flows as reported in the historical consolidated statements of cash flows found in Item 8 of this report.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$151,232	$123,598	$141,318
Net cash used in investing activities	(376,314)	(156,730)	(70,967)
Net cash provided by (used in) financing activities	222,114	48,370	(89,343)

Our cash flows are affected by a number of factors, some of which we cannot control. These factors include industry and economic conditions, as well as conditions in the financial markets, prices and demand for our services, volatility in commodity prices or interest rates, effectiveness of our hedging program, operational risks and other factors.

Operating Cash Flows. Net cash provided by operating activities was $151.2 million for 2011 compared to $123.6 million for 2010. The increase in cash provided by operating activities of $27.6 million was attributable to the following changes:

•	a $9.2 million increase in cash distributions received from Eagle Ford Gathering, Bighorn, Fort Union and Southern Dome in 2011 compared to 2010;

•	a $10.3 million increase in working capital for 2011 compared to 2010;

•

risk management activities used $5.0 million less cash flow for 2011 as compared to 2010, primarily because we purchased commodity derivative instruments at a total cost of $11.1 million during 2011, whereas in 2010, we purchased $19.8 million of commodity derivative instruments; and

•	a $3.1 million decrease in interest payments for 2011 compared to 2010 as a result of increased capitalized interest.

Net cash provided by operating activities was $123.6 million for 2010 compared to $141.3 million for 2009. The decrease in cash provided by operating activities of $17.7 million was attributable to the following changes:

•

risk management activities used an additional $16.6 million of cash flow for 2010 as compared to 2009, primarily because we purchased commodity derivative instruments totaling $19.8 million during 2010, whereas in 2009, we purchased $6.9 million of commodity derivative instruments;

•	a $6.1 million decrease in working capital in 2010 as compared to 2009;

partially offset by:

•	a $3.5 million decrease in interest payments for 2010 compared to 2009 as a result of lower average borrowings; and

•	a $1.5 million increase in cash distributions received from Bighorn and Fort Union in 2010 compared to 2009.

Investing Cash Flows. Net cash used in investing activities was $376.3 million for 2011. Investing activities for 2011 included (i) $258.1 million of capital expenditures related to our Eagle Ford Shale growth strategy, the acquisition of the Harrah plant in Oklahoma and well connections attaching volumes in new areas and (ii) $122.0 million of investments in Eagle Ford Gathering, Liberty Pipeline Group, Webb Duval, Double Eagle Pipeline and Bighorn offset by $3.8 million of distributions from Bighorn and Southern Dome in excess of equity earnings.

Net cash used in investing activities was $156.7 million for 2010. Investing activities for 2010 included (i) $127.7 million of capital expenditures related to the expansion of our Saint Jo plant and construction of upstream gathering lines, right-of-way acquisition, construction of the DK pipeline and start-up of our fractionator at the Houston Central complex in Texas, and completion of the Burbank plant and installation of treating and compression facilities in Oklahoma, as well as constructing well interconnects to attach volumes in new areas and (ii) $33.0 million of investments in Eagle Ford Gathering offset by (i) $3.5 million of distributions from Bighorn and Southern Dome in excess of equity earnings and (ii) other investing activities of $0.5 million.

Net cash used in investing activities was $71.0 million for 2009. Investing activities for 2009 included (i) $79.3 million of capital expenditures related to the construction of our Saint Jo plant and related projects, progress payments for the purchase of compression and constructing well interconnects to attach volumes in new areas, (ii) $4.2 million of investment in Bighorn and (iii) other investing activities of $2.4 million, offset by (i) $8.8 million of distributions from Bighorn, Southern Dome and Webb Duval in excess of equity earnings and (ii) $6.1 million of proceeds from the sale of assets, primarily relating to our crude oil pipeline operations.

Financing Cash Flows. Net cash provided by financing activities totaled $222.1 million during 2011 and included (i) net borrowings under our revolving credit facility of $375 million, (ii) issuance of our senior unsecured notes due 2021 of $360 million and (iii) proceeds from the exercise of unit options of $3.2 million offset by (i) distributions to our unitholders of $153.1 million, (ii) tender and redemption of our senior unsecured notes due 2016 of $332.6 million, (iii) bond tender and consent premiums of $14.6 million and (iv) deferred financing costs of $15.8 million.

Net cash provided by financing activities totaled $48.4 million during 2010 and included (i) proceeds from our private placement of Series A convertible preferred units net of underwriting discounts and commissions and fees of $285.2 million, (ii) net proceeds from our public offering of common units (including units issued upon the underwriters’ exercise of their option to purchase additional units) of $164.3 million and (iii) proceeds from the exercise of unit options of $5.4 million offset by (i) net repayments under our revolving credit facility of $260 million, (ii) distributions to our unitholders of $145.5 million and (iii) deferred financing costs of $1.0 million.

Net cash used in financing activities totaled $89.3 million during 2009 and included (i) net borrowings under our revolving credit facility of $50.0 million and (ii) proceeds from the exercise of unit options of $0.7 million offset by (i) the retirement of $14.3 million aggregate principal amount of our 8.125% senior unsecured notes due 2016 and (ii) distributions to our unitholders of $125.7 million.

Liquidity and Capital Resources

Sources of Liquidity. Cash generated from operations (including distributions from our unconsolidated affiliates), borrowings under our revolving credit facility and funds from equity and debt offerings are our primary sources of liquidity. Our primary cash requirements consist of normal operating expenses, capital expenditures to sustain existing operations or generate additional revenues, interest payments on our revolving credit facility and senior unsecured notes, distributions to our unitholders and acquisitions of new assets or businesses. Short-term cash requirements, such as operating expenses, capital expenditures to sustain existing operations and quarterly distributions to our unitholders, are expected to be funded through operating cash flows. Generally, our operating cash flow includes payments for our services on a monthly basis; in the case of deficiency fees for committed volumes not delivered, however, we receive payments at the end of quarterly or annual commitment periods. We expect to fund long-term cash requirements for expansion projects and acquisitions though several sources, including operating cash flows, borrowings under our revolving credit facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions.

Please read Item 1, “Business—Industry Overview—Recent Developments,” for discussions of our January 2012 public equity offering and our February 2012 public debt offering.

Outlook. Recent commodity prices and financial market conditions have supported significant opportunities for volume growth from shale resource plays, while drilling activity around our assets in the Powder River Basin and in areas where producers employ conventional drilling techniques has been minimal. It remains unclear when producers in these areas will undertake sustained increases in drilling activity. Our ability to generate cash from operations and to comply with the covenants under our debt instruments would be adversely affected if we experienced declining volumes in combination with unfavorable commodity prices over a sustained period.

We purchase commodity derivatives during favorable pricing environments so that the cash from their settlements will help to offset the effects of unfavorable pricing environments in the future. We purchased commodity derivatives related to 2012 and 2013 in late 2010 and 2011 to hedge against potential future declines in commodity prices.

We believe that our cash from operations, cash on hand and our revolving credit facility will provide sufficient liquidity to meet our short-term capital requirements and to fund our committed capital expenditures for at least the next 12 months. If our plans change or our assumptions prove inaccurate, or if we make further acquisitions, we may need to raise additional capital.

Acquisitions and organic expansion have been, and our management believes will continue to be, key elements of our business strategy. In addition, we continue to consider opportunities for strategic greenfield projects. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. We intend to finance growth projects and acquisitions primarily through the issuance of debt and equity. To consummate larger acquisitions or capital projects, we will require access to additional capital on competitive terms. Our access to capital over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets, and other financial and business factors, many of which are beyond our control.

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

During 2011, our capital expenditures totaled $273.3 million, consisting of $13.5 million of maintenance capital and $259.8 million of expansion capital. We used funds from operations and borrowings under our revolving credit facility to fund our capital expenditures. Our expansion capital expenditures related mainly to (i) the fractionation expansion and cryogenic processing upgrade at our Houston Central complex, (ii) extension of our DK pipeline to the Houston Central complex, (iii) our acquisition of the Harrah plant, (iv) construction of lateral pipelines and well connections to attach volumes from the Eagle Ford Shale and the north Barnett Shale Combo plays, (v) the addition of an amine treater to the Saint Jo complex, (vi) the conversion of the Goebel pipeline to condensate service and (vii) additional treating and compression on our Mountains systems in Oklahoma. We anticipate incurring approximately $301 million in additional expansion capital expenditures in 2012 to complete these projects and to enhance the capabilities and capacities of our current asset base and expanding into condensate gathering and transportation. Based on our current scope of operations, we anticipate incurring approximately $12 million to $14 million of maintenance capital expenditures over the next 12 months.

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

Investment in Unconsolidated Affiliates. During 2011, our capital contributions to our unconsolidated affiliates totaled $122.0 million and consisted primarily of contributions to Eagle Ford Gathering for its construction of gathering pipelines and the related crossover project and Liberty Pipeline Group for construction of its NGL pipeline. We anticipate making additional cash contributions of approximately $17 million to Eagle Ford Gathering for completion of the pipeline, crossover projects and LaSalle compressor station, $4 million to Liberty Pipeline Group for completion of the NGL pipeline facilities and $80 million to Double Eagle Pipeline for the construction of the condensate/crude gathering system.

Cash Distributions. The amount needed to pay the current distribution of $0.575 per unit, or $2.30 per unit annualized, to our common unitholders is as follows (in thousands):

	One Quarter	Four Quarters
Common units(1)(2)	$42,064	$168,255

(1)	Includes distributions on restricted common units and phantom units issued under our Long-Term Incentive Plan. Distributions made on restricted units and phantom units issued to date are subject to the same vesting provisions as the restricted units and phantom units. As of January 26, 2012, we had 43,800 outstanding restricted units and 993,458 outstanding phantom units.
(2)	Includes 5,750,000 common units issued in our January 2012 offering.

Contractual Cash Obligations. A summary of our contractual cash obligations as of December 31, 2011 is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Long-term debt	$994,525	$—	$—	$385,000	$609,525
Interest(1)	408,329	55,627	111,131	105,308	136,263
Gathering, transportation and fractionation firm commitments(2)	195,776	17,021	48,633	44,713	85,409
Operating leases	15,723	2,639	3,495	3,030	6,559
Capital expenditures and investments in unconsolidated affiliates(3)	416,000	416,000	—	—	—

Total contractual cash obligations	$2,030,353	$491,287	$163,259	$538,051	$837,756

(1)	These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2011, the fair value of our interest rate swap contracts, which expire between January 2012 and October 2012, totaled $3.6 million.
(2)	These amounts reflect commitments to third parties for payments whether or not we use the associated services.
(3)	Represents commitments as of December 31, 2011 discussed above in—“Capital Expenditures” and—Investments in Unconsolidated Affiliates.”

Our Indebtedness

As of December 31, 2011 and 2010, our aggregate outstanding indebtedness totaled $994.5 million and $592.2 million, respectively, and we were in compliance with the financial debt covenants under our revolving credit facility and our incurrence covenants under the indentures governing our senior unsecured notes.

Credit Ratings. Moody’s Investors Service has assigned a Corporate Family rating of Ba3 with a negative outlook, a B1 rating for our senior unsecured notes and a Speculative Grade Liquidity rating of SGL-3. Standard & Poor’s Ratings Services has assigned a Corporate Credit Rating of BB- with a stable outlook and a B+ rating for our senior unsecured notes.

Revolving Credit Facility. As of December 31, 2011, we had $385 million in outstanding borrowings under our $700 million senior secured revolving credit facility with Bank of America, N.A., as Administrative Agent.

Our revolving credit facility matures on June 10, 2016 and includes 19 lenders with commitments ranging from $25 million to $48 million, with the largest commitment representing 6.9% of the total commitments. Future borrowings under our revolving credit facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restriction so long as we are in compliance with its terms, including the financial covenants described below. Our revolving credit facility provides for up to $100 million in standby letters of credit. As of December 31, 2011 and 2010, we had no letters of credit outstanding. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.

Our revolving credit facility obligations are secured by first priority liens on substantially all of our assets and the assets of our 100% owned subsidiaries (except for our equity interests in joint venture entities other than Webb Duval and Southern Dome), all of which are guarantors under the revolving credit facility. Our less than 100% owned subsidiaries have not pledged their assets as security or guaranteed our obligations under the revolving credit facility.

Annual interest under the revolving credit facility is determined, at our election, by reference to (i) the British Bankers Association LIBOR rate, or LIBOR, plus an applicable margin ranging from 2.00% to 3.25% per annum, or (ii) the higher of the federal funds rate plus 0.5%, the prime rate and LIBOR plus 1.0% plus, in each case, an applicable margin ranging from 1.0% to 2.25%. The effective average interest rate on borrowings under the revolving credit facility for 2011, 2010 and 2009 was 5.6%, 8.9% and 4.8%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, respectively, was 0.375%, 0.25% and 0.25%.

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

The revolving credit facility also contains financial covenants, which, among other things, require us and our subsidiary guarantors, on a consolidated basis, to maintain:

•

a maximum consolidated leverage ratio (total debt to Consolidated EBITDA as defined in the amended credit agreement) permitted under the agreement is 5.25 to 1.0. Subject to conditions and limitations described in the amended credit agreement, up to 15% of our Consolidated EBITDA for purposes of calculating this ratio may consist of projected EBITDA attributable to material capital projects (generally, capital projects expected to exceed $20 million) then under construction, including our net share of projected EBITDA attributable to capital projects pursued by joint ventures in which we own interests (“Material Project EBITDA”);

•

a maximum senior secured leverage ratio (total senior secured debt to Consolidated EBITDA as defined in the amended credit agreement) permitted under the agreement is 4.0 to 1.0. Up to 15% of our Consolidated EBITDA for purposes of calculating this ratio may consist of Material Project EBITDA; and

•	a minimum consolidated interest coverage ratio (Consolidated EBITDA to interest as defined in the amended credit agreement) as of the end of any fiscal quarter may not be less than 2.50 to 1.00.

At December 31, 2011, our ratio of total debt to EBITDA was 4.23x, our ratio of senior secured debt to EBITDA was 1.65x and our ratio of EBITDA to interest expense was 3.98x. Based on our ratio of total debt to EBITDA at December 31, 2011, we have approximately $241 million of available borrowing capacity under the revolving credit facility before we reach the maximum total debt to EBITDA ratio of 5.25 to 1.0.

Our revolving credit facility also contains customary events of default, including the following:

•	failure to pay any principal when due, or within specified grace periods, any interest, fees or other amounts;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject to grace periods in some cases;

•

default on the payment of any other indebtedness in excess of $35 million, or in the performance of any obligation or condition with respect to such indebtedness, beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $35 million upon which enforcement proceedings are brought or are not stayed pending appeal; and

•	a change of control (as defined in the revolving credit facility).

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

Senior Notes. As of December 31, 2011, our aggregate outstanding indebtedness under our senior notes due 2018 and 2021 totaled $609.5 million. Interest on the senior notes is payable semi-annually.

On April 5, 2011, we closed a public offering of $360 million in aggregate principal amount of 7.125% senior unsecured notes due 2021. We used the net proceeds to fund a tender offer for all of our outstanding 8.125% senior secured notes due 2016 and a subsequent redemption of all of these senior notes not purchased in the tender offer, and to provide working capital and for general corporate purposes.

On February 7, 2012, we completed a registered underwritten offering of an additional $150 million aggregate principal amount of 7.125% senior notes due 2021 at 102.25% of their principal amount for net proceeds of approximately $150.1 million. These notes are an additional issue of our existing senior notes due 2021 and are issued under the same indenture and are part of the same series. We used net proceeds from the offering to repay a portion of the outstanding indebtedness under our revolving credit facility.

The senior notes are jointly and severally guaranteed by all of our 100% owned subsidiaries (other than Copano Energy Finance Corporation, the co-issuer of the Senior Notes). The subsidiary guarantees rank equally in right of payment with all of our guarantor subsidiaries’ existing and future senior indebtedness, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all of our guarantor subsidiaries’ existing and future secured indebtedness (including under our revolving credit facility) to the extent of the value of the assets securing that indebtedness, and all liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries).

The senior notes are redeemable, in whole or in part and at our option, at stated redemption prices plus accrued and unpaid interest to the redemption date. If we undergo a change in control, we must give the holders of Senior Notes an opportunity to sell us their notes at 101% of the face amount, plus accrued and unpaid interest to date.

The indentures governing our senior notes include customary covenants that limit our and our subsidiary guarantors’ abilities to, among other things:

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

In addition, the indentures governing our senior notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the senior unsecured notes indentures) is at least 1.75x. At December 31, 2011, our ratio of EBITDA to fixed charges was 3.38x.

These covenants are subject to customary exceptions and qualifications. Additionally, if the senior notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

Impact of Inflation

The midstream natural gas industry experienced increasing costs for chemicals, utilities, materials and supplies, labor and equipment in recent years, due in part to increased activity in the energy sector and high commodity prices. After commodity prices declined sharply in late 2008, operating costs began a correction, and by the end of 2009, these costs had stabilized. Although the impact of inflation has not been material in recent years, it remains a factor in the midstream natural gas industry and in the United States economy in general. To the extent permitted by competition, regulation and our existing agreements, we may pass along increased costs to our customers in the form of higher fees.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011 and 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of members’ capital. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective beginning with our first quarterly filing in 2012. We do not expect the guidance to impact our consolidated financial results, as the only required change is the format of presentation.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which provides a consistent definition of fair value and requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. This new guidance changes some of the existing fair value measurement principles and disclosure requirements and will be effective beginning with our first quarterly filing in 2012. We do not expect this guidance to impact our consolidated financial results, as the only change will be additional disclosure on our fair value measures.

We have reviewed other recently issued, but not yet adopted, accounting standards and updates in order to determine their potential effects, if any, on our consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the existing accounting literature or applied to other industries and are not expected to have a material impact on our consolidated cash flows, results of operations or financial position.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical. For further details on our accounting policies, please read Notes 2 and 3 to our consolidated financial statements included in Item 8 of this report.

Investments in Unconsolidated Affiliates

We own a 62.5% equity investment in Webb Duval, a majority interest in Southern Dome, a 51% equity investment in Bighorn, a 37.04% equity investment in Fort Union, a 50% equity investment in Eagle Ford Gathering, a 50% equity investment in Liberty Pipeline Group and a 50% equity investment in Double Eagle Pipeline. Although we are the managing partner or member in each of these equity investments and own a majority interest in some of these equity investments, we account for these investments using the equity method of accounting because the remaining general partners or members have substantive participating rights with respect to the management of each of these equity investments. Equity in earnings (loss) from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations.

We periodically reevaluate our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with the FASB, Accounting Standard Codification (“ASC”) 323 “Investments—Equity Method and Joint Ventures.” When indicators of impairment are present, we perform an impairment test to determine if adjustment to our carrying value is necessary. The impairment test for our investments in unconsolidated affiliates requires that we consider whether the fair value of our equity investment as a whole, not the underlying net assets, has declined, and if so, whether that decline is other than temporary. During the three months ended September 30, 2011, we recorded a $165 million non-cash impairment charge relating to our investments in Bighorn and Fort Union primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve. We developed the fair value of our investments in Bighorn and Fort Union (please read Note 9 to our consolidated financial statements included in Item 8 of this report) using a probability weighted discounted cash flow model using a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures.

As of December 31, 2011, based on forecasted pricing in the region updated during our impairment analysis at September 30, 2011, we believe it is probable that producers on our dedicated acreage will increase drilling and production in the future when prices are sufficient to support substantial drilling and completion activity, and that we will recover our revalued investments in Bighorn and Fort Union. If the assumptions underlying our expectations prove incorrect and volumes do not recover either due to a decreased drilling activity or a weaker than forecasted pricing environment, we ultimately would be required to record an additional impairment of our interests in Bighorn, Fort Union, or both.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate whether long-lived assets, including related intangibles, have been impaired when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of management’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change. During the three months ended September 30, 2011, we recorded a $5 million non-cash impairment charge with respect to a contract under which we provide services to Rocky Mountains producers primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve. During the three months ended December 31, 2011, we recorded a $3.4 million non-cash impairment charge relating to assets in south Texas.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in which our assets are located;

•	the availability and prices of natural gas supply;

•	improvements in exploration and production technology;

•	the finding and development cost for producers to exploit reserves in a particular area;

•	our ability to negotiate favorable agreements with producers and customers;

•	Availability of downstream natural gas and NGL markets;

•	our dependence on certain significant customers, producers, gatherers and transporters of natural gas; and

•	competition from other midstream service providers, including major energy companies.

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

Revenue Recognition

Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression, processing, fractionation and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue including processing under firm capacity arrangements. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

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

Our contract mix reflects a variety of pricing terms typical for the midstream industry, with varying levels of commodity price sensitivity, including fee-based, percent-of-proceeds, percent-of-index and keep-whole terms. In addition to compensating us for gathering, transportation, processing, or fractionation services, many of our contracts also allow us to charge fees for treating, compression, dehydration, nitrogen rejection or other services. Generally:

•	our margins from fee-based pricing are directly related to the volumes of natural gas or NGLs that flow through our systems and are not directly affected by commodity prices;

•

our margins from percent-of-proceeds (including percent-of-liquids) pricing and percent-of-index pricing for lean gas that does not require processing are generally directly related to the prices for natural gas, NGLs or both; in other words, our margins increase or decrease as prices increase or decrease;

•

our margins from keep-whole pricing and percent-of-index pricing involving gas that we process are related not only to natural gas and NGL prices but also to the spread between natural gas and NGL prices. As NGL prices increase relative to natural gas prices, our margins increase, and if NGL prices decrease relative to natural gas prices, our margins decrease. Our keep-whole contracts include terms that help us avoid incurring losses that would result if NGL prices fell near or below natural gas prices, such as allowing us to charge fees and reduce the volume of NGLs we recover during unfavorable pricing environments. Also, to the extent our contract entitles us to keep extracted NGLs, we may share a portion of our processing margin with the counterparty when processing margins are favorable.

In addition, some of our fee-based and percent-of-proceeds contracts include “fixed recovery” provisions, which operate in conjunction with the contract’s main pricing terms. Under fixed recovery terms, we determine the amount payable, or the volumes of residue gas and NGLs deliverable, to the counterparty based on contractual NGL recovery factors. Fixed recovery terms can affect our margins to the extent that our actual recoveries vary from the agreed NGL recovery factor. If we exceed fixed recoveries when processing margins are favorable, our margins will benefit to the extent of the difference. However, our margins will decrease to the extent we do not meet the NGL recovery factor in a favorable processing margin environment, and we could incur losses. If NGL prices are unfavorable relative to natural gas prices, we would be able to increase our margins by reducing our recoveries.

Risk Management Activities

ASC 815 “Derivatives and Hedging,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with ASC 815, we recognize all derivatives as either risk management assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. If the financial instruments meet the hedging criteria, changes in fair value will be recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges. Ineffectiveness in cash flow hedges is recognized in earnings in the period in which the ineffectiveness occurs. Gains and losses on cash flow hedges are reclassified to operating revenue as the forecasted transactions impact earnings. We included changes in our risk management activities in cash flow from operating activities on the consolidated statements of cash flows.

We use financial instruments such as puts, calls, swaps and other derivatives to mitigate the risks to our cash flow and profitability resulting from changes in commodity prices and interest rates. We recognize these transactions as assets and liabilities on our consolidated balance sheets based on the instrument’s fair value. We estimate the fair value of our financial derivatives using valuation models based on whether the inputs to those valuation techniques are observable or unobservable. For further details on our risk management activities, please read Note 9, “Financial Instruments,” to our consolidated financial statements included in Item 8 of this report.

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

Commodity Price Risk

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices as a function of the contract terms under which we are compensated for our services or pay third parties for their services and primarily results from: (i) processing natural gas at our plants or third-party plants, (ii) purchasing and selling or gathering and transporting natural gas at index-related prices and (iii) the cost of transporting and fractionating NGLs. Generally, natural gas and NGL prices affect our Texas and Oklahoma segments directly because some of our contracts in those segments have commodity-sensitive pricing terms. In addition, natural gas and NGL prices, and to a lesser degree, crude oil prices, also affect all of our segments indirectly because they influence exploration and production activity, which underlie the demand for our services.

Our Contracts

Our contract mix reflects a variety of pricing terms typical for the midstream industry, with varying levels of commodity price sensitivity, including fee-based, percent-of-proceeds, percent-of-index and keep-whole terms. Please refer to Item 1, “Business—Industry Overview—Midstream Contracts” for detailed descriptions of these arrangements. In addition to compensating us for gathering, transportation, processing, or fractionation services, many of our contracts also allow us to charge fees for treating, compression, dehydration, nitrogen rejection or other services. Generally:

•	our margins from fee-based pricing are directly related to the volumes of natural gas or NGLs that flow through our systems and are not directly affected by commodity prices;

•

our margins from percent-of-proceeds (including percent-of-liquids) pricing and percent-of-index pricing for lean gas that does not require processing are generally directly related to the prices for natural gas, NGLs or both; in other words, our margins increase or decrease as prices increase or decrease;

•

our margins from keep-whole pricing and percent-of-index pricing involving gas that we process are related not only to natural gas and NGL prices but also to the spread between natural gas and NGL prices. As NGL prices increase relative to natural gas prices, our margins increase, and if NGL prices decrease relative to natural gas prices, our margins decrease. Our keep-whole contracts include terms that help us avoid incurring losses that would result if NGL prices fell near or below natural gas prices, such as allowing us to charge fees and reduce the volume of NGLs we recover during unfavorable pricing environments. Also, to the extent our contract entitles us to keep extracted NGLs, we may share a portion of our processing margin with the counterparty when processing margins are favorable.

In addition, some of our fee-based and percent-of-proceeds contracts include “fixed recovery” provisions, which operate in conjunction with the contract’s main pricing terms. Under fixed recovery terms, we determine the amount payable, or the volumes of residue gas and NGLs deliverable, to the counterparty based on contractual NGL recovery factors. Fixed recovery terms can affect our margins to the extent that our actual recoveries vary from the agreed NGL recovery factor. If we exceed fixed recoveries when processing margins are favorable, our margins will benefit to the extent of the difference. However, our margins will decrease to the extent we do not meet the NGL recovery factor in a favorable processing margin environment, and we could incur losses. If NGL prices are unfavorable relative to natural gas prices, we would be able to increase our margins by reducing our recoveries.

The table below illustrates the commodity sensitivity affecting our gross margin, as percentage of our quarterly total segment gross margin and our share of the gross margin from each of our unconsolidated affiliates. The contract types presented indicate what portion of our gross margin was generated under each of the pricing terms listed, rather than under categories of contracts. As noted above, many of our contracts use a combination of pricing terms to help reduce our commodity price risk; therefore, a single contract will likely contribute to multiple categories in the table below.

Contract Pricing(1)	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Fee-based	41%	41%	43%	47%
Percentage-of-proceeds(2)	32%	33%	31%	27%
Keep-whole and other(3)	39%	40%	36%	41%
Net hedging(4)	(12)%	(14)%	(10)%	(15)%

(1)	Gross margin attributable to percent-of-index arrangements for lean gas is immaterial and has not been set forth separately.
(2)	Gross margin attributable to percentage-of proceeds pricing increases as commodity prices increase.
(3)	Gross margin attributable to keep-whole pricing terms increases if NGL prices increase relative to natural gas prices, and decreases if NGL prices decline relative to natural gas prices. “Other” consists of percent-of-index arrangements involving rich gas and the effects of variations from agreed fixed recoveries.
(4)	Net impact of our commodity derivative instruments to total segment gross margin.

Our Operating Segments

Texas. Our Texas pipeline systems purchase natural gas and transport for resale and also transport and provide other services on a fee-for-service basis. Many of the contracts we executed in 2011 have been fee-based and have provided for volume commitments by producers, under which the producer is obligated to deliver an agreed volume of natural gas and to pay a “deficiency fee” to the extent the producer delivers less than the agreed volume. The fees we charge to transport natural gas for the accounts of others are primarily fixed, but our Texas contracts also include a percentage-of-index component in a number of cases.

While we have increasingly focused on obtaining fee-based arrangements, a significant portion of the gas processed by the Texas segment is still processed under commodity sensitive arrangements.

Oklahoma. A majority of the processing contracts in our Oklahoma segment are percentage-of-proceeds arrangements. Our Oklahoma segment also has fixed-fee contracts and percentage-of-index contracts.

Rocky Mountains. Substantially all of our Rocky Mountains contractual arrangements as well as the contractual arrangements of Fort Union and Bighorn are fee-based arrangements pursuant to which the gathering fee income represents an agreed rate per unit of throughput. We have experienced the effects of indirect commodity price risk in our Rocky Mountains operations, as sustained low natural gas prices have discouraged drilling activity, which has caused volume declines for our producer services and on Bighorn and Fort Union.

Other Commodity Price Risks. Although we seek to maintain a position that is substantially balanced between purchases and sales for future delivery obligations, we experience imbalances between our natural gas or NGL purchases and sales from time to time. For example, a producer could fail to deliver or deliver in excess of contracted gas volumes, or a customer could take more or less than its contracted volumes. We also experience imbalances relating to operational factors such as accumulation of condensate in our pipelines, which reduces the thermal equivalent value of the gas being gathered or transported. We periodically recover and sell the condensate. To the extent our purchases and sales of gas or NGLs are not balanced, we face increased exposure to commodity prices with respect to the imbalance.

We purchase and sell natural gas and NGLs under a variety of pricing arrangements. We generally purchase gas, mixed NGLs or both from producers at index-based prices, in some cases less an agreed discount or fee, or at prices based on our actual resale prices. We sell gas by reference to first of the month index prices, daily index prices or a weighted average of index prices over a given period. We resell mixed NGLs or purity products at index-based prices, in some cases less a discount or fee to the purchaser. Our goal is to minimize commodity price risk by aligning the combination of pricing methods and indices under which we purchase gas and NGLs with the combination under which we sell gas and NGLs, although it is not always possible to do so.

Basis risk is the risk that the value of a hedge may not move in tandem with the value of the actual price exposure that is being hedged. Any disparity in terms, such as product, time or location, between the hedge and the underlying exposure creates the potential for basis risk. Our long position in natural gas in Oklahoma can serve as a hedge against our short position in natural gas in Texas. To the extent we rely on natural gas from our Oklahoma segment, which is priced primarily on the CenterPoint East index, to offset a short position in natural gas in our Texas segment, which is priced on the Houston Ship Channel index, we are subject to basis risk. In addition, we are subject to basis risk to the extent we hedge Oklahoma NGL volumes because, due to the limited liquidity in the forward market for Conway-based hedge instruments, we use Mont Belvieu-priced hedge instruments for our Oklahoma NGL volumes. The CenterPoint East and Houston Ship Channel indices and the Mont Belvieu and Conway indices historically have been highly correlated; however, CenterPoint East and Houston Ship Channel displayed greater variability in 2009 before returning to a correlation more consistent with their historical pattern in late 2009 and through 2011. Mont Belvieu and Conway have continued to show variability, and the basis has continued to widen throughout 2011.

Sensitivity. In order to calculate the sensitivity of our total segment gross margin to commodity price changes, we adjusted our operating models for actual commodity prices, plant recovery rates and volumes. We have calculated that a $0.01 per gallon change in either direction of NGL prices would have resulted in a corresponding change of approximately $1.1 million to our total segment gross margin for the year ended December 31, 2011. We also calculated that a $0.10 per MMBtu increase in the price of natural gas would have resulted in a corresponding decrease of approximately $0.1 million to our total segment gross margin, and vice versa, for the year ended December 31, 2011. These relationships are not necessarily linear.

Risk Management Oversight

We seek to mitigate the price risk of natural gas and NGLs, and our interest rate risk discussed below under “—Interest Rate Swaps”, through the use of derivative instruments. These activities are governed by our risk management policy. Our Risk Management Committee is responsible for our compliance with our risk management policy and consists of our Chief Executive Officer, Chief Financial Officer, General Counsel and the President of any operating segment. The Audit Committee of our Board of Directors monitors the implementation of our risk management policy, and we have engaged an independent firm to monitor compliance with our risk management policy on a monthly basis.

Our risk management policy provides that derivative transactions must be executed by our Chief Financial Officer or his designee and must be authorized in advance of execution by our Chief Executive Officer.

As of December 31, 2011, we were in compliance with our risk management policy.

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

•

purchase put options, enter into collars or “put spreads” (purchase of a put and a sale of a put at a lower strike price) and/or sell fixed for floating swaps or floating-for-floating swaps (basis swaps) on NGLs to which we or a Pending Acquisition has direct price exposure, priced at Mont Belvieu or Conway; and

•

purchase put options and collars and/or sell fixed for floating swaps on the “fractionation spread” or the “processing margin spread” for NGLs (as a mixed Bbl or as a separate product) for which we or a Pending Acquisition has direct price exposure.

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

Our policy of limiting swaps (other than basis swaps) relating to any product to the lesser of a percentage of our overall hedge position or a percentage of the related projected requirements or output is intended to avoid risk associated with potential fluctuations in output volumes that may result from operational circumstances.

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

Approved Markets. Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (“NYMEX”) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services with complete industry standard contractual documentation. All of our hedge counterparties are also lenders under our revolving credit facility, and the payment obligations in connection with our hedge transactions are secured by a first priority lien on the collateral securing our revolving credit facility indebtedness that ranks equal in right of payment with liens granted in favor of our secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit, or other additional collateral to secure these hedges at any time even, if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of December 31, 2011.

We generally seek, whenever possible, to enter into hedge transactions that meet the requirements for effective hedges as outlined in ASC 815 “Derivatives and Hedging.”

Texas Segment. With the exception of condensate and a portion of our natural gasoline production, NGLs are hedged using the Mont Belvieu index, the same index used to price the underlying commodities. For 2011, we used natural gas call spread options to hedge a portion of our net operational short position resulting from processing at our Houston Central complex. The call spread options are based on the Houston Ship Channel index, the same index used to price the underlying commodity. We do not hedge against potential declines in the price of natural gas for the Texas segment because our natural gas position is neutral to short due to our contractual arrangements.

Oklahoma Segment. Historically, we have used options priced on the CenterPoint East index to hedge natural gas in Oklahoma. For 2011, we used a basis swap between the CenterPoint East and the Houston Ship Channel indices to mitigate the basis risk affecting Oklahoma natural gas that we use to offset our short natural gas position in Texas. Currently, the principal indices used to price the underlying commodity for our Oklahoma segment are the ONEOK Gas Transportation index and the CenterPoint East index. While this creates the potential for additional basis risk, statistical analysis reveals that the CenterPoint East index and the ONEOK Gas Transportation index historically have been highly correlated. With the exception of condensate, NGLs are contractually priced using the Conway index, but because there is an extremely limited forward market for Conway-based hedge instruments, we use the Mont Belvieu index for NGL hedges. This creates the potential for basis risk. Historically these indices have been highly correlated; however, these indices displayed greater variability beginning in 2009 that continued throughout 2011. In the fourth quarter of 2011, the basis between the Conway index and the Mont Belvieu index widened to a maximum quarterly average differential of $13.50 per Bbl. At February 17, 2012, this basis differential was $8.76 per Bbl.

Rocky Mountains Segment. Because the profitability of our Rocky Mountains segment is only indirectly affected by the level of commodity prices, this segment has no outstanding transactions to hedge commodity price risk.

Our Hedge Portfolio

Commodity Hedges. As of December 31, 2011, our commodity hedge portfolio totaled $10.8 million in assets. For additional information, please read Note 9, “Financial Instruments,” to our consolidated financial statements included in Item 8 of this report.

Mont Belvieu Purity Ethane Purchased Puts

	Put
	Strike (Per gallon)	Volumes (Bbls/d)
2012	$0.5900	1,000
2012	$0.5900	500
2012	$0.6700	400

Mont Belvieu TET Propane Purchased Puts

	Put
	Strike (Per gallon)	Volumes (Bbls/d)
2012(1)	$1.1500	700
2012	$1.0700	600
2012	$1.1700	600
2012(1)	$1.3200	400
2013	$1.2400	600
2013	$1.2750	350
2013(2)	$1.2200	300
2013(2)	$1.2800	300

(1)	Instrument not designated as a cash flow hedge under hedge accounting.
(2)	Instrument was purchased during the first quarter of 2012.

Mont Belvieu Non-TET Isobutane Purchased Puts

	Put
	Strike (Per gallon)	Volumes (Bbls/d)
2012	$1.3900	165
2012(1)	$1.3900	285
2013	$1.6000	200
2013	$1.6800	100
2013(2)	$1.9000	50

(1)	Instrument not designated as a cash flow hedge under hedge accounting.
(2)	Instrument was purchased during the first quarter of 2012.

Mont Belvieu Non-TET Normal Butane Purchased Puts

	Put
	Strike (Per gallon)	Volumes (Bbls/d)
2012	$1.3500	250
2012	$1.3600	125
2012(1)	$1.3600	225
2012(1)	$1.4600	150
2013	$1.5800	300
2013	$1.6500	100
2013(2)	$1.8000	100

(1)	Instrument not designated as a cash flow hedge under hedge accounting.
(2)	Instrument was purchased during the first quarter of 2012.

WTI Crude Oil Purchased Puts

	Put
	Strike (Per Bbl)	Volumes (Bbls/d)
2012(1)	$79.00	300
2012	$83.00	500
2012(1)	$83.00	150
2012	$85.00	350
2012	$90.00	200
2013	$90.00	400
2013	$99.00	350
2013(2)	$95.00	100
2013(1)(2)	$95.00	250

(1)	Instrument not designated as a cash flow hedge under hedge accounting.
(2)	Instrument was purchased during the first quarter of 2012.

Interest Rates. Our interest rate exposure results from variable rate borrowings under our debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps, which allow us to convert a portion of variable rate debt into fixed rate debt. These activities are governed by our risk management policy, which limits the maturity and notional amounts of our interest rate swaps as well as restricts counterparties to certain lenders under our revolving credit facility. As of December 31, 2011, we were exposed to changes in interest rates as a result of the indebtedness outstanding under our revolving credit facility of $385 million, of which $95 million was hedged with interest rate swaps. Our revolving credit facility had an average floating interest rate of 2.76% as of December 31, 2011 and a 1% increase in interest rates on the amount of debt in excess of the $95 million that was hedged would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.9 million annually.

As of December 31, 2011, the fair value of our interest rate swaps liability totaled $3.6 million. For additional information on our interest rate swaps, please read Note 9, “Financial Instruments,” to our consolidated financial statements included in Item 8 of this report.

Counterparty Risk

We are diligent in attempting to ensure that we provide credit only to credit-worthy customers. However, our purchase and resale of natural gas exposes us to significant credit risk, as our margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss could be very large relative to our overall profitability. For the year ended December 31, 2011, ONEOK Hydrocarbons, L.P. (18%), Dow Hydrocarbons

and Resources, L.L.C. (15%), ONEOK Energy Services, L.P. (11%), Enterprise Products Operating, L.P. (9%) and Kinder Morgan (7%), collectively, accounted for approximately 60% of our revenue. As of December 31, 2011, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 27% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review and report the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2011, Bank of Nova Scotia (21%), JP Morgan Chase Bank N.A. (20%), Credit Suisse USA, Inc. (20%), Barclays Bank PLC (13%) and Wells Fargo Bank (13%) accounted for approximately 87% of the value of our net commodity hedging positions. As of December 31, 2011, all of our counterparties were rated A2 and A- or better by Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively. Our hedge counterparties have not posted collateral to secure their obligations to us.

We have historically experienced minimal collection issues with our counterparties; however, nonpayment or nonperformance by one or more significant counterparties could adversely impact our liquidity. Please read Item 1A, “Risk Factors.”

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item beginning on page F-1 of this report and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of the end of the period covered by this report. We based our evaluation on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in the publication entitled, “Internal Control—Integrated Framework” (the “COSO Framework”).

Based on our evaluation and the COSO Framework, we believe that, as of December 31, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included in “Report of Independent Registered Public Accounting Firm” below.

Changes in Internal Controls Over Financial Reporting

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2011 at the reasonable assurance level. There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011 that has materially affected or is reasonably likely to materially affect such internal controls over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

AS OF DECEMBER 31, 2011

The management of Copano Energy, L.L.C. and its consolidated subsidiaries, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as of the end of the period covered by this report. The Company based its evaluation on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in the publication entitled, “Internal Control—Integrated Framework” (the “COSO Framework”). Our assessment of internal controls over financial reporting included design effectiveness and operating effectiveness of internal control over financial reporting, as well as the safeguarding of our assets.

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

Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.

Deloitte and Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2012.

/s/ R. BRUCE NORTHCUTT	/s/ CARL A. LUNA
R. Bruce Northcutt President and Chief Executive Officer	Carl A. Luna Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:

Houston, Texas

We have audited the internal control over financial reporting of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Houston, Texas February 29, 2012

PART III

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the caption “Proposal One—Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the captions “The Board of Directors and its Committees—Director Compensation,” “The Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation,” “Compensation Disclosure and Analysis,” “Executive Compensation,” “Report of the Compensation Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by Item 12, including information concerning securities authorized for issuance under our equity compensation plan for directors and employees, is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the caption “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2012 Annual Meeting of Unitholders set forth under the caption “Proposal Two—Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The consolidated financial statements of Copano Energy, L.L.C are listed on the Index to Financial Statements to this report beginning on page F-1.

(a)(3) Exhibits

The exhibits filed as a part of this report or incorporated by reference are listed in the exhibit index and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th day of February 2012.

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

Signature	Title	Date

/s/ R. BRUCE NORTHCUTT R. Bruce Northcutt	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ CARL A. LUNA Carl A. Luna	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ LARI PARADEE Lari Paradee	Senior Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ WILLIAM L. THACKER William L. Thacker	Chairman of the Board of Directors	February 29, 2012

/s/ JAMES G. CRUMP James G. Crump	Director	February 29, 2012

/s/ ERNIE L. DANNER Ernie L. Danner	Director	February 29, 2012

/s/ SCOTT A. GRIFFITHS Scott A. Griffiths	Director	February 29, 2012

/s/ MICHAEL L. JOHNSON Michael L. Johnson	Director	February 29, 2012

/s/ T. WILLIAM PORTER T. William Porter	Director	February 29, 2012

/s/ MICHAEL G. MACDOUGALL Michael G. MacDougall	Director	February 29, 2012

COPANO ENERGY, L.L.C.

INDEX TO FINANCIAL STATEMENTS

Page
Copano Energy, L.L.C. and Subsidiaries Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Members’ Capital and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7

Eagle Ford Gathering LLC Consolidated Financial Statements:
Independent Auditors’ Report	F-54
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-55
Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) through December 31, 2010	F-56
Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) through December 31, 2010	F-57
Consolidated Statements of Members’ Equity for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) through December 31, 2010	F-58
Notes to Consolidated Financial Statements	F-59

Bighorn Gas Gathering, L.L.C. Financial Statements:
Independent Auditors’ Report	F-64
Balance Sheets as of December 31, 2011 and 2010	F-65
Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-66
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-67
Statements of Members’ Equity for the years ended December 31, 2011, 2010 and 2009	F-68
Notes to Financial Statements	F-69

Fort Union Gas Gathering, L.L.C. Financial Statements:
Independent Auditors’ Report	F-75
Balance Sheets as of December 31, 2011 and 2010	F-76
Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-77
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-78
Statements of Members’ Equity for the years ended December 31, 2011, 2010 and 2009	F-79
Notes to Financial Statements	F-80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Copano Energy, L.L.C. and Subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of Copano Energy, L.L.C. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ capital and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Copano Energy, L.L.C. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Houston, Texas

February 29, 2012

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except unit information)
ASSETS
Current assets:
Cash and cash equivalents	$56,962	$59,930
Accounts receivable, net	119,193	96,662
Risk management assets	4,322	7,836
Prepayments and other current assets	5,114	5,179

Total current assets	185,591	169,607

Property, plant and equipment, net	1,103,699	912,157
Intangible assets, net	192,425	188,585
Investments in unconsolidated affiliates	544,687	604,304
Escrow cash	1,848	1,856
Risk management assets	6,452	11,943
Other assets, net	29,895	18,541

Total assets	$2,064,597	$1,906,993

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$155,921	$117,706
Accrued interest	8,686	10,621
Accrued tax liability	1,182	913
Risk management liabilities	3,565	9,357
Other current liabilities	22,040	14,495

Total current liabilities	191,394	153,092

Long term debt (includes $0 and $546 bond premium as of December 31, 2011 and 2010, respectively)	994,525	592,736
Deferred tax liability	2,199	1,883
Risk management and other noncurrent liabilities	4,581	4,525
Commitments and contingencies (Note 11)
Members’ capital:
Series A convertible preferred units, no par value, 11,684,074 units and 10,585,197 units issued and outstanding as of December 31, 2011 and 2010, respectively	285,168	285,172
Common units, no par value, 66,341,458 units and 65,915,173 units issued and outstanding as of December 31, 2011 and 2010, respectively	1,164,853	1,161,652
Paid in capital	62,277	51,743
Accumulated deficit	(624,121)	(313,454)
Accumulated other comprehensive loss	(16,279)	(30,356)

	871,898	1,154,757

Total liabilities and members’ capital	$2,064,597	$1,906,993

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per unit information)
Revenue:
Natural gas sales	$452,726	$381,453	$316,686
Natural gas liquids sales	723,063	490,980	406,662
Transportation, compression and processing fees	121,631	68,398	55,983
Condensate and other	47,803	54,333	40,715

Total revenue	1,345,223	995,164	820,046

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	1,068,423	745,074	576,448
Transportation(1)	24,225	22,701	24,148
Operations and maintenance	65,326	53,487	51,477
Depreciation, amortization and impairment	77,565	62,572	56,975
General and administrative	48,680	40,347	39,511
Taxes other than income	5,130	4,726	3,732
Equity in loss (earnings) from unconsolidated affiliates	145,324	20,480	(4,600)

Total costs and expenses	1,434,673	949,387	747,691

Operating (loss) income	(89,450)	45,777	72,355
Other income (expense):
Interest and other income	60	78	1,202
(Loss) gain on refinancing of unsecured debt	(18,233)	—	3,939
Interest and other financing costs	(47,187)	(53,605)	(55,836)

(Loss) income before income taxes and discontinued operations	(154,810)	(7,750)	21,660
Provision for income taxes	(1,502)	(931)	(794)

(Loss) income from continuing operations	(156,312)	(8,681)	20,866
Discontinued operations, net of tax (Note 13)	—	—	2,292

Net (loss) income	(156,312)	(8,681)	23,158
Preferred unit distributions	(32,721)	(15,188)	—

Net (loss) income to common units	$(189,033)	$(23,869)	$23,158

Basic net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$(2.86)	$(0.37)	$0.39
Income per common unit from discontinued operations	—	—	0.04

Net (loss) income per common unit	$(2.86)	$(0.37)	$0.43

Weighted average number of common units	66,169	63,854	54,395
Diluted net (loss) income per common unit:
(Loss) income per common unit from continuing operations	$(2.86)	$(0.37)	$0.36
Income per common unit from discontinued operations	—	—	0.04

Net (loss) income per common unit	$(2.86)	$(0.37)	$0.40

Weighted average number of common units	66,169	63,854	58,038

(1)	Exclusive of operations and maintenance and depreciation, amortization and impairment shown separately below.

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(156,312)	$(8,681)	$23,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and impairment	77,565	62,572	57,539
Amortization of debt issue costs	3,764	3,755	3,955
Equity in loss (earnings) from unconsolidated affiliates	145,324	20,480	(4,600)
Distributions from unconsolidated affiliates	31,623	22,416	20,931
Loss (gain) on refinancing of unsecured debt	18,233	—	(3,939)
Non-cash gain on risk management activities, net	(3,523)	(984)	(6,879)
Equity-based compensation	11,558	9,311	8,455
Deferred tax provision	317	21	144
Other non-cash items, net	162	(504)	(816)
Changes in assets and liabilities:
Accounts receivable	(19,475)	(4,780)	5,545
Prepayments and other current assets	245	(242)	67
Risk management activities	18,343	13,345	30,155
Accounts payable	29,812	6,626	8,764
Other current liabilities	(6,404)	263	(1,161)

Net cash provided by operating activities	151,232	123,598	141,318

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(218,929)	(117,875)	(73,232)
Additions to intangible assets	(20,698)	(9,828)	(3,060)
Acquisitions	(16,084)	—	(2,840)
Investments in unconsolidated affiliates	(121,967)	(33,002)	(4,228)
Distributions from unconsolidated affiliates	3,848	3,539	8,753
Escrow cash	8	2	—
Proceeds from sale of assets	260	447	6,061
Other, net	(2,752)	(13)	(2,421)

Net cash used in investing activities	(376,314)	(156,730)	(70,967)

Cash Flows From Financing Activities:
Proceeds from long-term debt	825,000	100,000	70,000
Repayment of long-term debt	(422,665)	(360,000)	(20,000)
Retirement of unsecured debt	—	—	(14,286)
Payments of premiums and expenses on redemption of unsecured debt	(14,572)	—	—
Deferred financing costs	(15,783)	(995)	—
Distributions to unitholders	(153,062)	(145,531)	(125,721)
Proceeds from issuance of Series A convertible preferred units, net of underwriting discounts and commissions of $8,935	—	291,065	—
Proceeds from public offering of common units, net of underwriting discounts and commissions of $7,223	—	164,786	—
Equity offering costs	(5)	(6,395)	—
Proceeds from option exercises	3,201	5,440	664

Net cash provided by (used in) financing activities	222,114	48,370	(89,343)

Net (decrease) increase in cash and cash equivalents	(2,968)	15,238	(18,992)
Cash and cash equivalents, beginning of year	59,930	44,692	63,684

Cash and cash equivalents, end of year	$56,962	$59,930	$44,692

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL AND COMPREHENSIVE (LOSS) INCOME

	Series A Preferred		Common		Class C		Class D		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total	Total Comprehensive Income (Loss)
	Number of Units	Preferred Units	Number of Units	Common Units	Number of Units	Class C Units	Number of Units	Class D Units
	(In thousands)
Balance, December 31, 2008	—	$—	53,965	$865,343	395	$13,497	3,246	$112,454	$33,734	$(54,696)	$67,626	$1,037,958
Conversion of Class C Units into common units	—	—	395	13,497	(395)	(13,497)	—	—	—	—	—	—	$—
Conversion of Class E Units into common units
Cash distributions to common unitholders	—	—	—	—	—	—	—	—	—	(126,729)	—	(126,729)	—
Equity-based compensation	—	—	310	664	—	—	—	—	8,784	—	—	9,448	—
Net income	—	—	—	—	—	—	—	—	—	23,158	—	23,158	23,158
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	(42,200)	(42,200)	(42,200)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(41,609)	(41,609)	(41,609)

Comprehensive loss													$(60,651)

Balance, December 31, 2009	—	—	54,670	879,504	—	—	3,246	112,454	42,518	(158,267)	(16,183)	860,026
Conversion of Class D Units into common units	—	—	3,246	112,454	—	—	(3,246)	(112,454)	—	—	—	—	$—
Issuance of preferred units (paid-in-kind)	258	7,500	—	—	—	—	—	—	—	—	—	7,500	—
Accrued in-kind units	—	7,688	—	—	—	—	—	—	—	—	—	7,688	—
In-kind distributions	—	(15,188)	—	—	—	—	—	—	—	—	—	(15,188)	—
Cash distributions to common unitholders	—	—	—	—	—	—	—	—	—	(146,506)	—	(146,506)	—
Issuance of units	10,327	300,000	7,446	172,008	—	—	—	—	—	—	—	472,008	—
Equity offering costs	—	(14,828)	—	(7,754)	—	—	—	—	—	—	—	(22,582)	—
Equity-based compensation	—	—	553	5,440	—	—	—	—	9,225	—	—	14,665	—
Net income	—	—	—	—	—	—	—	—	—	(8,681)	—	(8,681)	(8,681)
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	(2,671)	(2,671)	(2,671)
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(11,502)	(11,502)	(11,502)

Comprehensive loss													$(22,854)

Balance, December 31, 2010	10,585	285,172	65,915	1,161,652	—	—	—	—	51,743	(313,454)	(30,356)	1,154,757
Issuance of preferred units (paid-in-kind)	1,099	31,922	—	—	—	—	—	—	—	—	—	31,922	—
Accrued in-kind units	—	799	—	—	—	—	—	—	—	—	—	799	—
In-kind distributions	—	(32,721)	—	—	—	—	—	—	—	—	—	(32,721)	—
Cash distributions to common unitholders	—	—	—	—	—	—	—	—	—	(154,355)	—	(154,355)	—
Equity offering costs	—	(4)	—	—	—	—	—	—	—	—	—	(4)	—
Equity-based compensation	—	—	426	3,201	—	—	—	—	10,534	—	—	13,735	—
Net loss	—	—	—	—	—	—	—	—	—	(156,312)	—	(156,312)	(156,312)
Derivative settlements reclassified to income	—	—	—	—	—	—	—	—	—	—	36,605	36,605	36,605
Unrealized loss-change in fair value of derivatives	—	—	—	—	—	—	—	—	—	—	(22,528)	(22,528)	(22,528)

Comprehensive loss													$(142,235)

Balance, December 31, 2011	11,684	$285,168	66,341	$1,164,853	—	$—	—	$—	$62,277	$(624,121)	$(16,279)	$871,898

The accompanying notes are an integral part of these consolidated financial statements.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Copano Energy, L.L.C., a Delaware limited liability company, was formed in August 2001 to acquire entities owning businesses operating under the Copano name since 1992. We, through our subsidiaries, and equity investments, provide midstream services to natural gas producers, including natural gas gathering, compression, dehydration, treating, marketing, transportation, processing and fractionation services. Our assets are located in Texas, Oklahoma, Wyoming and Louisiana. Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C., its subsidiaries and entities it manages or operates.

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

Because we sold our crude oil pipeline operations in October 2009, the results related to these operations have been classified as “discontinued operations” on the accompanying consolidated statements of operations for the year ended December 31, 2009. Unless otherwise indicated, information about the statements of operations that is presented in the notes to consolidated financial statements relates only to our continuing operations. See Note 13.

Our management believes that the disclosures in these audited consolidated financial statements are adequate to make the information presented not misleading. In the preparation of these financial statements, we evaluated subsequent events through the issuance date of the financial statements.

Investments in Unconsolidated Affiliates

Although we are the managing partner or member in each of our equity investments and own a majority interest in some of our equity investments, we account for our investments in unconsolidated affiliates using the equity method of accounting. Equity in earnings (loss) from our unconsolidated affiliates is included in income from operations as the operations of each of our unconsolidated affiliates are integral to our operations. We serve each of our equity method investment’s operator, managing member or both, but we do not control any of them. Our ability to make certain substantive business decisions with respect to each is subject to the majority or unanimous approval of the owners or management committee. See Note 4.

Use of Estimates

In preparing the financial statements in conformity with accounting policies generally accepted in the United States of America (“GAAP”), management must make estimates and assumptions that affect the reported

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Although our management believes the estimates are appropriate, actual results can differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid cash investments with original maturities of three months or less when purchased.

Concentration and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and risk management assets and liabilities.

We place our cash and cash equivalents with large financial institutions. We derive our revenue from customers primarily in the natural gas, utility and petrochemical industries. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable consists primarily of mid-size to large domestic corporate entities. Counterparties that individually accounted for 5% or more of our 2011 revenue collectively accounted for approximately 65% of our 2011 revenue. As of December 31, 2011, all of these companies, or their parent companies, were rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. Companies accounting for another approximately 22% of our revenue have an investment grade parent, are themselves investment grade, have provided us with credit support in the form of a letter of credit issued by an investment grade financial institution or have provided prepayment for our services.

We also diligently review the creditworthiness of other counterparties to which we may have credit exposure, including hedge counterparties. Our risk management policy requires that we review the credit ratings of our hedging counterparties on a monthly basis. As of December 31, 2011, our five largest hedging counterparties accounted for approximately 88% of the value of our net commodity hedging positions and all counterparties were rated A2 and A or better by Moody’s Investors Service and Standard & Poor’s Ratings Services.

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

	Balance at Beginning of Period	Charged to Expense	Write-Offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2011	$172	$808	$(53)	$927
Year ended December 31, 2010	211	65	(104)	172
Year ended December 31, 2009	88	389	(266)	211

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Our property, plant and equipment consist of intrastate gas transmission systems, gas gathering systems, gas processing, fractionation and treating facilities and other related facilities, and are carried at cost less accumulated depreciation.

	December 31,
	2011	2010
	(In thousands)
Property, plant and equipment, at cost
Pipelines and equipment	$953,401	$846,490
Gas processing plants and equipment	345,547	270,361
Construction in progress	70,395	9,060
Office furniture and equipment	12,723	12,296

	1,382,066	1,138,207
Less accumulated depreciation, amortization and impairment	(278,367)	(226,050)

Property, plant and equipment, net	$1,103,699	$912,157

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

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $60,779,000, $51,382,000 and $46,981,000, respectively.

We capitalize interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. We capitalized $9,675,000 and $3,355,000 of interest related to major projects during the years ended December 31, 2011 and 2010, respectively.

Intangible Assets

Our intangible assets consist of rights-of-way, easements, contracts and acquired customer relationships. Intangible assets consisted of the following:

	December 31, 2011
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Rights-of-way and easements	19	$145,598	$(28,822)	$116,776
Contracts	17	108,416	(36,014)	72,402
Customer relationships	11	4,864	(1,617)	3,247

Total	18	$258,878	$(66,453)	$192,425

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)	(in thousands)
Rights-of-way and easements	20	$125,496	$(23,234)	$102,262
Contracts	18	107,916	(25,153)	82,763
Customer relationships	12	4,864	(1,304)	3,560

Total	19	$238,276	$(49,691)	$188,585

We amortize existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. During 2011, we did not acquire any rights-of-way with future renewals or extensions. During 2010, we acquired less than $100,000 of rights-of-way with future renewals or extension costs with a weighted average renewal period of nine years.

Amortization expense was $16,785,000, $11,190,000 and $11,046,000 for the years ended December 31, 2011, 2010 and 2009, respectively. During the three months ended September 30, 2011, we recorded a non-cash impairment charge of $5,000,000 with respect to a contract under which we provide services to Rocky Mountains producers (see Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements” and ASC 815 “Derivatives and Hedging” in Note 9).

Estimated aggregate amortization expense is approximately: 2012 – $12,734,000; 2013 – $12,568,000; 2014 – $12,291,000; 2015 – $12,230,000; and 2016 – $12,208,000.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the related region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in which our assets are located;

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the availability and prices of natural gas supply;

•	improvements in exploration and production technology;

•	the finding and development cost for producers to exploit reserves in a particular area;

•	our ability to negotiate favorable agreements with producers and customers;

•	our dependence on certain significant customers, producers, gatherers and transporters of natural gas;

•	availability of downstream natural gas and NGL markets; and

•	competition from other midstream service providers, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. During the three months ended December 31, 2011, we recorded a non-cash impairment charge of $3,409,000 related to assets in our south Texas region.

Goodwill

Goodwill acquired in a business combination is not subject to amortization. As required by ASC 350, “Intangibles—Goodwill and Other,” we test such goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the years ended December 31, 2011, 2010 and 2009, we did not record a goodwill impairment. Goodwill of $518,000 related to our acquisition of Cimmarron Gathering, LP in 2007 is included in other assets as of December 31, 2011 and 2010.

Other Assets

Other assets primarily consist of costs associated with debt issuance costs net of related accumulated amortization. Amortization of other assets is calculated using a method that approximates the effective interest method over the maturity of the associated debt or the term of the associated contract.

Transportation and Exchange Imbalances

In the course of transporting natural gas and NGLs for others, we may receive for redelivery different quantities of natural gas or NGLs than the quantities we ultimately redeliver. These differences are recorded as transportation and exchange imbalance receivables or payables that are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash-out provisions. Imbalance receivables are included in accounts receivable, and imbalance payables are included in accounts payable on the consolidated balance sheets at current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2011 and 2010, we had imbalance receivables totaling $566,000 and $607,000, respectively, and imbalance payables totaling $370,000 and $235,000, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred, we recognize a liability for the fair value of the ARO and increase the carrying

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents information regarding our AROs (in thousands):

ARO liability balance, December 31, 2009	$739
AROs incurred in 2010	50
Accretion for conditional obligations	53

ARO liability balance, December 31, 2010	842
ARO incurred in 2011	161
Accretion for conditional obligations	65

ARO liability balance, December 31, 2011	$1,068

At December 31, 2011 and 2010, there were no assets legally restricted for purposes of settling AROs.

Revenue Recognition

Using the revenue recognition criteria of evidence of an arrangement, delivery of a product and the determination of price, our natural gas and NGL revenue is recognized in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression, processing, fractionation and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue including processing under firm capacity arrangements. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position and their ability to pay.

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

Our contract mix reflects a variety of pricing terms typical for the midstream industry, with varying levels of commodity price sensitivity, including fee-based, percent-of-proceeds, percent-of-index and keep-whole terms. In addition to compensating us for gathering, transportation, processing, or fractionation services, many of our contracts also allow us to charge fees for treating, compression, dehydration, nitrogen rejection or other services. Generally:

•	our margins from fee-based pricing are directly related to the volumes of natural gas or NGLs that flow through our systems and are not directly affected by commodity prices;

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

our margins from percent-of-proceeds (including percent-of-liquids) pricing and percent-of-index pricing for lean gas that does not require processing are generally directly related to the prices for natural gas, NGLs or both; in other words, our margins increase or decrease as prices increase or decrease;

•

our margins from keep-whole pricing and percent-of-index pricing involving gas that we process are related not only to natural gas and NGL prices but also to the spread between natural gas and NGL prices. As NGL prices increase relative to natural gas prices, our margins increase, and if NGL prices decrease relative to natural gas prices, our margins decrease. Our keep-whole contracts include terms that help us avoid incurring losses that would result if NGL prices fell near or below natural gas prices, such as allowing us to charge fees and reduce the volume of NGLs we recover during unfavorable pricing environments. Also, to the extent our contract entitles us to keep extracted NGLs, we may share a portion of our processing margin with the counterparty when processing margins are favorable.

In addition, some of our fee-based and percent-of-proceeds contracts include “fixed recovery” provisions, which operate in conjunction with the contract’s main pricing terms. Under fixed recovery terms, we determine the amount payable, or the volumes of residue gas and NGLs deliverable, to the counterparty based on contractual NGL recovery factors. Fixed recovery terms can affect our margins to the extent that our actual recoveries vary from the agreed NGL recovery factor. If we exceed fixed recoveries when processing margins are favorable, our margins will benefit to the extent of the difference. However, our margins will decrease to the extent we do not meet the NGL recovery factor in a favorable processing margin environment, and we could incur losses. If NGL prices are unfavorable relative to natural gas prices, we would be able to increase our margins by reducing our recoveries.

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

ASC 815, “Derivatives and Hedging,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with ASC 815, we recognize all derivatives as either risk management assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of financial instruments over time are recognized into earnings unless specific hedging criteria are met. If the financial instruments meet the hedging criteria, changes in fair value will be recognized in earnings for fair value hedges and in other comprehensive income for the effective portion of cash flow hedges. Ineffectiveness in cash flow hedges is recognized in earnings in the period in which the ineffectiveness occurs. Gains and losses on cash flow hedges are reclassified to operating revenue as the forecasted transactions impact earnings. We included changes in our risk management activities in cash flow from operating activities on the consolidated statements of cash flows.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recognize the fair value of our assets and liabilities that require periodic re-measurement as necessary based upon the requirements of ASC 820, “Fair Value Measurement,” as discussed in Note 9.

Interest and Other Financing Costs

Interest and other financing costs includes interest and fees incurred and amortization of debt issuance costs related to our senior secured revolving credit facility and senior unsecured notes discussed in Note 5, net cash settlements of interest rate swaps, net unrealized mark-to-market gain or loss on interest rate swaps, capitalized interest and non-cash ineffectiveness of interest rate swaps.

Income Taxes

Three of our wholly owned subsidiaries, Copano General Partners, Inc. (“CGP”) and Copano Energy Finance Corporation (“CEFC”), both Delaware corporations, and CPNO Services, L.P. (“CPNO Services”), a Texas limited partnership, are the only entities within our consolidated group subject to federal income taxes. CGP’s operations primarily include its indirect ownership of the managing general partner interest in certain of our Texas operating entities. CEFC was formed in July 2005 and is a co-issuer of our senior unsecured notes discussed in Note 5. CPNO Services allocates administrative and operating costs, including payroll and benefits expenses, to us and certain of our operating subsidiaries. As of December 31, 2011, CGP and CPNO Services have estimated a combined net operating loss (“NOL”) carry forward of approximately $6,027,000, for which a valuation allowance has been recorded. Our NOL carry forwards have a 20 year life and expire between 2025 and 2031. We recognized no significant income tax expense for the years ended December 31, 2011, 2010 and 2009. Except for income allocated with respect to CGP, CEFC and CPNO Services, our income is taxable directly to our unitholders.

We do not provide for federal income taxes in the accompanying consolidated financial statements, as we are not subject to entity-level federal income tax. However, we are subject to the Texas margin tax, which is imposed at a maximum effective rate of 0.7% on our annual “margin,” as defined in the Texas margin tax statute enacted in 2007. Our annual margin generally is calculated as our revenues for federal income tax purposes less the “cost of the products sold” as defined in the statute. The provision for the Texas margin tax totaled $1,453,000, $895,000 and $794,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Under the provisions of ASC 740, “Accounting for Income Taxes,” we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under ASC 740, taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The deferred tax provisions presented on the accompanying consolidated balance sheets relate to the effect of temporary book/tax timing differences associated with depreciation.

Net Income Per Unit

Net income (loss) per unit is calculated in accordance with ASC 260, “Earnings Per Share,” which specifies the use of the two-class method of computing earnings per unit when participating or multiple classes of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Basic weighted average units	66,169	63,854	54,395
Potentially dilutive common equity:
Employee options	—	—	93
Unit appreciation rights	—	—	7
Restricted units	—	—	4
Phantom units	—	—	84
Contingent incentive plan unit awards	—	—	78
Class C units	—	—	131
Class D units	—	—	3,246

Dilutive weighted average units(1)	66,169	63,854	58,038

(1)	The following potentially dilutive common equity was excluded from the dilutive net income (loss) per unit calculation because to include these equity securities would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Employee options	766	962	1,210
Unit appreciation rights	407	360	296
Restricted units	44	60	101
Phantom units	997	882	614
Contingent incentive plan unit awards	100	64	—
Series A preferred units	11,684	10,585	—

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan

We sponsor a 401(k) tax deferred savings plan, whereby we match a portion of employees’ contributions in cash. Participation in the plan is voluntary and all employees who are 21 years of age are eligible to participate. For the years ended December 31, 2010 and 2009, we suspended our contribution match program as a result of the economic downturn and business environment, however, in 2011, we reinstated our discretionary contribution match and matched employee contributions dollar-for-dollar on the first 3% of an employee’s pretax earnings. We charged to expense plan contributions of $444,000 in 2011.

Note 3—New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of members’ capital. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective beginning with our first quarterly filing in 2012. We do not expect this guidance to impact our consolidated financial results, as the only required change is the format of presentation.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which provides a consistent definition of fair value and requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. This new guidance changes some of the existing fair value measurement principles and disclosure requirements and will be effective beginning with our first quarterly filing in 2012. We do not expect this guidance to impact our consolidated financial results, as the only change will be additional disclosure on our fair value measures.

We have reviewed other recently issued, but not yet adopted, accounting standards and updates in order to determine their potential effects, if any, on our consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the existing accounting literature or applied to other industries and are not expected to have a material impact on our consolidated cash flows, results of operations or financial position.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following at December 31, 2011.

Equity Method Investment	Structure	Ownership Percentage		Segment

Webb/Duval Gatherers (“Webb Duval”)	Texas general partnership	62.50%		Texas
Eagle Ford Gathering LLC (“Eagle Ford Gathering”)	Delaware limited liability company	50.00%		Texas
Liberty Pipeline Group, LLC (“Liberty Pipeline Group”)	Delaware limited liability company	50.00%		Texas
Double Eagle Pipeline LLC (“Double Eagle Pipeline”)	Delaware limited liability company	50.00%		Texas
Southern Dome, LLC (“Southern Dome”)	Delaware limited liability company	69.50	%(1)	Oklahoma
Bighorn Gas Gathering, L.L.C. (“Bighorn”)	Delaware limited liability company	51.00%		Rocky Mountains
Fort Union Gas Gathering, L.L.C. (“Fort Union”)	Delaware limited liability company	37.04%		Rocky Mountains

(1)	Represents Copano’s right to distributions from Southern Dome

On occasion, our investment in the interest in an unconsolidated affiliate exceeds the underlying book value of the capital account of the unconsolidated affiliate. Such excess cost amounts are included within the carrying values of our investments in unconsolidated affiliates. At December 31, 2011 and 2010, our investments in Eagle Ford Gathering, Liberty Pipeline Group, Southern Dome, Bighorn and Fort Union included excess cost amounts totaling $292,038,000 and $468,708,000, respectively. The excess costs amounts are attributable to the fair value of the underlying tangible and intangible assets of these entities exceeding their book carrying values at the time of our acquisition of interests in these entities or capitalized interest incurred during the construction of the entities. To the extent that we attribute all or a portion of an excess cost amount to higher fair values, we amortize such excess cost as a reduction in equity earnings in a manner similar to depreciation. Amortization and impairment of such excess cost amounts was $181,141,000, $43,824,000 and $19,200,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

None of these entities’ respective partnership or operating agreements restrict their ability to pay distributions to their respective partners or members after consideration of current and anticipated cash needs, including debt service obligations. However, Fort Union’s credit agreement provides that it can distribute cash to its members only if its ratio of net operating cash flow to debt service is not less than 1.25 to 1.00 and it is not otherwise in default under its credit agreement. If Fort Union fails to comply with this covenant or otherwise defaults under its credit agreement, it would be prohibited from distributing cash. As of December 31, 2011, Fort Union is in compliance will all financial covenants.

Impairment. The impairment test for our investments in unconsolidated affiliates requires that we consider whether the fair value of our equity investment as a whole, not the underlying net assets, has declined, and if so, whether that decline is other than temporary. We periodically reevaluate our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying value in accordance with the ASC 323, “Investments—Equity Method and Joint Ventures.”

•	During the three months ended September 30, 2011, we recorded a $120,000,000 non-cash impairment charge relating to our investment in Bighorn and a $45,000,000 non-cash impairment charge relating to

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our investment in Fort Union. We determined that these charges were necessary primarily based on a downward shift in the Colorado Interstate Gas forward price curve and our expectations of a continued weak outlook for Rocky Mountains natural gas prices and, as producers focus more on rich-gas and shale plays, a continued lack of drilling activity in Wyoming’s Powder River Basin. We determined the fair value of our investments in Bighorn and Fort Union (see ASC 820 “Fair Value Measurement” and ASC 815 “Derivatives and Hedging” in Note 9) using a probability-weighted discounted cash flow model with a discount rate reflective of our cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures.

•

During the three months ended June 30, 2010, we recorded a $25,000,000 non-cash impairment charge relating to our investment in Bighorn primarily as a result of a continued weak Rocky Mountains pricing environment for natural gas, lack of drilling activity in Wyoming’s Powder River Basin and a downward shift in the Colorado Interstate Gas forward price curve.

•	During the three months ended December 31, 2010, we recorded a $697,000 non-cash impairment of our investment in Webb Duval due to declines in volumes transported on the Webb Duval system at the time.

Eagle Ford Gathering. Our investment in Eagle Ford Gathering, which was formed May 12, 2010 and began operations in August 2011, totaled $120,910,000 and $30,497,000 as of December 31, 2011 and 2010, respectively. The summarized financial information for our investment in Eagle Ford Gathering, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31, 2011	Period from May 12, 2010 to December 31, 2010
Operating revenue	$69,976	$—
Operating expenses	(43,684)	(98)
Depreciation and amortization	(3,802)	—
Other	(275)	—

Net income (loss)	22,216	(98)
Ownership %	50%	50%

	11,108	(49)
Copano’s share of management fee charged	137	41
Amortization of the difference between the carried investment and the underlying equity in net assets	(27)	—

Equity in earnings (loss) from Eagle Ford Gathering	$11,218	$(8)

Distributions	$9,457	$—

Contributions	$88,789	$29,982

Current assets	$19,700	$8,302
Noncurrent assets	238,877	57,956
Current liabilities	(23,627)	(6,392)
Noncurrent liabilities	(313)	—

Net assets	$234,637	$59,866

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bighorn. Although we own a majority managing member interest in Bighorn, we account for our investment using the equity method of accounting because the minority members have substantive participating rights with respect to the management of Bighorn. Our investment in Bighorn totaled $212,071,000 and $344,038,000 as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011, 2010 and 2009, we made capital contributions to Bighorn of $1,444,000, $848,000 and $2,707,000, respectively, of which $104,000, $336,000 and $1,129,000, respectively, related to nonconsent capital projects we completed independent of other members. We are entitled to a priority distribution of net cash flows from the capital we contributed to nonconsent capital projects up to 140% of the contributed capital. Remaining income of Bighorn is allocated to us based on our ownership interest.

The summarized financial information for our investment in Bighorn is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating revenue	$26,962	$31,435	$35,980
Operating expenses	(9,724)	(11,552)	(15,879)
Depreciation, amortization and impairment	(5,176)	(5,320)	(10,579)
Interest income and other	78	95	9

Net income	12,140	14,658	9,531
Ownership %	51%	51%	51%

	6,191	7,476	4,861
Priority allocation of earnings and other	596	485	702
Copano’s share of management fee charged	197	283	276
Amortization of the difference between the carried investment and the underlying equity in net assets and impairment	(130,107)	(36,715)	(12,791)

Equity in loss from Bighorn	$(123,123)	$(28,471)	$(6,952)

Distributions	$10,091	$11,190	$12,244

Contributions	$1,444	$848	$2,707

Current assets	$3,562	$5,449	$7,115
Noncurrent assets	87,847	88,754	92,617
Current liabilities	(1,943)	(1,031)	(1,598)
Noncurrent liabilities	(309)	(269)	(238)

Net assets	$89,157	$92,903	$97,896

Fort Union. Our investment in Fort Union totaled $169,856,000 and $218,491,000 as of December 31, 2011 and 2010, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information for our investment in Fort Union, which is accounted for using the equity method, is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating revenue	$58,789	$58,611	$63,013
Operating expenses	(7,100)	(7,474)	(6,857)
Depreciation and amortization	(7,991)	(7,739)	(8,180)
Interest expense and other	(2,040)	(3,915)	(3,509)

Net income	41,658	39,483	44,467
Ownership %	37.04%	37.04%	37.04%

	15,430	14,625	16,471
Priority allocation of earnings and other	—	—	(287)
Copano’s share of management fee charged	91	89	84
Amortization of the difference between the carried investment and the underlying equity in net assets and impairment	(50,990)	(6,423)	(6,423)

Equity in (loss) earnings from Fort Union	$(35,469)	$8,291	$9,845

Distributions	$13,075	$11,668	$13,723

Contributions	$—	$774	$955

Current assets	$14,757	$15,729	$12,339
Noncurrent assets	196,184	204,424	212,416
Current liabilities	(19,359)	(19,944)	(21,146)
Noncurrent liabilities	(59,218)	(74,203)	(87,677)

Net assets	$132,364	$126,006	$115,932

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other. The summarized financial information for our other unconsolidated investments which included Webb Duval, Liberty Pipeline Group, Southern Dome and Double Eagle Pipeline, is presented below in aggregate (in thousands):

	Year Ended December 31,
	2011	2010	2009

Operating revenue	$27,061	$30,262	$23,732
Operating expenses	(22,554)	(25,690)	(20,011)
Depreciation, amortization and impairment	(2,367)	(4,654)	(1,629)
Other (expense) income, net	(1)	7	5

Net income (loss)	$2,139	$(75)	$2,097

Equity in earnings (loss) from other unconsolidated affiliates	$2,050	$(292)	$1,707

Distributions	$2,848	$3,097	$3,717

Contributions(1)	$31,734	$750	$—

Current assets	$3,654	$3,864	$4,971
Noncurrent assets	75,002	17,405	21,957
Current liabilities	(4,163)	(4,951)	(6,591)
Noncurrent liabilities	(173)	(63)	(58)

Net assets	$74,320	$16,255	$20,279

(1)	Contributions for the year ended December 31, 2011 were primarily made to Liberty Pipeline Group for the construction of its NGL pipeline.

Note 5—Long-Term Debt

	December 31,
	2011	2010
	(In thousands)
Long-term debt:
Revolving credit facility	$385,000	$10,000
Senior Notes:
8.125% senior unsecured notes due 2016	—	332,665
Unamortized bond premium-senior notes due 2016	—	546
7.75% senior unsecured notes due 2018	249,525	249,525
7.125% senior unsecured notes due 2021	360,000	—

Total Senior Notes	609,525	582,736

Total long-term debt	$994,525	$592,736

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, we had no letters of credit outstanding.

Our obligations under the revolving credit facility are secured by first priority liens on substantially all of our assets and the assets of our 100% owned subsidiaries (except for our equity interests in joint venture entities other than Webb Duval and Southern Dome), all of which are party to the revolving credit facility as guarantors. Our less than 100% owned subsidiaries have not pledged their assets as security or guaranteed our obligations under the revolving credit facility.

Interest is payable quarterly for prime rate loans and at the applicable maturity date for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period. The weighted average interest rate on borrowings under the revolving credit facility for the years ended December 31, 2011, 2010 and 2009 was 5.6%, 8.9% and 4.8%, respectively, and the quarterly commitment fee on the unused portion of the revolving credit facility for those periods, respectively, was 0.375%, 0.25% and 0.25%. Interest and other financing costs related to the revolving credit facility totaled $8,887,000, $5,725,000 and $8,299,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

We incurred $7,939,000 in financing fees related to the Amended Credit Agreement. Because the borrowing capacity of the Amended Credit Agreement is greater than the borrowing capacity of the previous arrangement, our costs incurred in connection with the establishment of the Amended Credit Agreement are being amortized over its term in accordance with ASC 470-50-40-21, “Debt—Modifications and Extinguishments-Line-of-Credit Arrangement.” As of December 31, 2011 and 2010, the unamortized portion of debt issue costs totaled $10,187,000 and $4,639,000, respectively.

The revolving credit facility contains various covenants (including certain subjective representations and warranties) that, subject to exceptions, limit our and subsidiary guarantors’ ability to grant liens; make loans and investments; make distributions other than from available cash (as defined in our limited liability company agreement); merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of our assets. Additionally, the revolving credit facility limits us and our subsidiary guarantors’ ability to incur additional indebtedness, subject to exceptions, including (i) purchase money indebtedness and indebtedness related to capital or synthetic leases, (ii) unsecured indebtedness qualifying as subordinated debt and (iii) certain privately placed or public term unsecured indebtedness.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving credit facility contains covenants (some of which require that we make certain subjective representations and warranties), including financial covenants that require us and our subsidiary guarantors, on a consolidated basis, to maintain specified ratios as follows:

•

a maximum consolidated leverage ratio (total debt to Consolidated EBITDA as defined in the Amended Credit Agreement) permitted under the agreement is 5.25 to 1.0. Subject to conditions and limitations described in the Amended Credit Agreement, up to 15% of our Consolidated EBITDA for purposes of calculating this ratio may consist of projected EBITDA attributable to material capital projects (generally, capital projects expected to exceed $20 million) then under construction, including our net share of projected EBITDA attributable to capital projects pursued by joint ventures in which we own interest (“Material Project EBITDA”);

•

a maximum senior secured leverage ratio (total senior secured debt to Consolidated EBITDA as defined in the Amended Credit Agreement) permitted under the agreement is 4.0 to 1.0. Up to 15% of our Consolidated EBITDA for purposes of calculating this ratio may consist of Material Project EBITDA; and

•	a minimum consolidated interest coverage ratio (Consolidated EBITDA to interest as defined in the Amended Credit Agreement) as of the end of any fiscal quarter may not be less than 2.50 to 1.00.

EBITDA for the purposes of the revolving credit facility is our EBITDA with certain negotiated adjustments.

At December 31, 2011, our ratio of total debt to EBITDA was 4.23x, our ratio of total senior secured debt to EBITDA was 1.65x and our ratio of EBITDA to interest expense was 3.98x. Based on our ratio of debt to EBITDA at December 31, 2011, we have approximately $241 million of available capacity under the revolving credit facility before we reach the maximum total debt to EBITDA ratio of 5.25 to 1.0.

Our revolving credit facility also contains customary events of default, including the following:

•	failure to pay any principal when due, or, within specified grace periods, any interest, fees or other amounts;

•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject to certain grace periods in some cases;

•

default on the payment of any other indebtedness in excess of $35 million, or in the performance of any obligation or condition with respect to such indebtedness, beyond the applicable grace period if the effect of the default is to permit or cause the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	the entry of, and failure to pay, one or more adverse judgments in excess of $35 million upon which enforcement proceedings are brought or are not stayed pending appeal; and

•	a change of control (as defined in the revolving credit facility).

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future borrowings under our revolving credit facility are available for acquisitions, capital expenditures, working capital and general corporate purposes, and the facility may be drawn on and repaid without restrictions so long as we are in compliance with its terms, including financial covenants described above.

We are in compliance with the financial covenants under the revolving credit facility as of December 31, 2011.

In the first quarter of 2012, we encountered a delay in completing an upgrade to the cryogenic processing facility at our Houston Central complex and are processing a reduced amount of natural gas at the facility until the upgrade is fully operational. At this time, we are unable to predict the exact timing of the completion of the upgrade. This event will adversely affect our operations and cash flows and consequently could negatively impact our ability to incur additional indebtedness under our revolving credit facility.

Senior Notes

Senior Notes Offering and Tender Offer. On April 5, 2011, we closed a public offering of $360,000,000 in aggregate principal amount of 7.125% senior unsecured notes due 2021 (the “2021 Notes”). We used the net proceeds to fund a tender offer for all of our outstanding 8.125% senior unsecured notes due 2016 (the “2016 Notes”) and a subsequent redemption of our 2016 Notes not tendered under the tender offer, and to provide additional working capital and for general corporate purposes. We recognized a loss on the tender and redemption of the 2016 Notes totaling $18,233,000, including $4,185,000 in remaining unamortized debt issue costs related to the 2016 notes. Interest and other financing costs relating to the 2016 Notes totaled $7,664,000, $27,802,000 and $27,809,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

On February 7, 2012, we completed a registered underwritten offering of an additional $150,000,000 aggregate principal amount of 7.125% senior notes due 2021 (the “new notes”) at 102.25% of their principal amount for net proceeds of approximately $150.1 million, excluding accrued interest on the new notes and after deducting fees and expenses payable by us (including underwriting discounts and commissions). The new notes are an additional issue of our outstanding 2021 Notes issued on April 5, 2011. The new notes were issued under the same indenture as the 2021 Notes and are part of the same series of debt securities. We used the net proceeds from the offering of the new notes to repay a portion of the outstanding indebtedness under our revolving credit facility.

Interest and other financing costs related to the 2021 Notes totaled $19,548,000 for the year ended December 31, 2011. Interest on the 2021 Notes is payable each April 1 and October 1. Costs of issuing the 2021 Notes are being amortized over the term of the 2021 Notes and, as of December 31, 2011, the unamortized portion of debt issue costs totaled $7,349,000.

7.75% Senior Notes Due 2018. In May 2008, we issued $300 million in aggregate principal amount of 7.75% senior unsecured notes due 2018 (the “2018 Notes” and, together with the 2021 Notes, the “Senior Notes”) in a private placement. In the first quarter of 2009, we repurchased, at market prices, $18,225,000 in aggregate principal and realized a gain of $3,939,000. The repurchases and retirements were not made pursuant to the redemption provisions of the indenture discussed below.

Interest and other financing costs related to the 2018 Notes totaled $19,882,000, $19,882,000 and $20,434,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest on the 2018 Notes is payable each June 1 and December 1. Costs of issuing the 2018 Notes are being amortized over the term of the 2018 Notes and, as of December 31, 2011, the unamortized portion of debt issue costs totaled $3,491,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General. The Senior Notes are jointly and severally guaranteed by all of our 100% owned subsidiaries (other than CEFC, the co-issuer of the Senior Notes). The subsidiary guarantees rank equally in right of payment with all of our guarantor subsidiaries existing and future senior indebtedness, including their guarantees of our other senior indebtedness. The subsidiary guarantees are effectively subordinated to all of our guarantor subsidiaries’ existing and future secured indebtedness (including under our revolving credit facility) to the extent of the value of the assets securing that indebtedness, and all liabilities, including trade payables, of any non-guarantor subsidiaries (other than indebtedness and other liabilities owed to our guarantor subsidiaries).

The Senior Notes are redeemable, in whole or in part and at our option, at stated redemption prices plus accrued and unpaid interest to the redemption date. If we undergo a change in control, we must give the holders of Senior Notes an opportunity to sell us their notes at 101% of the face amount, plus accrued and unpaid interest to date.

The indenture governing the Senior Notes includes customary covenants that limit our and our subsidiary guarantors’ ability to, among other things:

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

In addition, the indentures governing our Senior Notes restrict our ability to pay cash distributions. Before we can pay a distribution to our unitholders, we must demonstrate that our ratio of EBITDA to fixed charges (as defined in the Senior Notes indentures) is at least 1.75x. At December 31, 2011, our ratio of EBITDA to fixed charges was 3.38x, which is in compliance with this incurrence covenant under the indentures governing our Senior Notes.

These covenants are subject to customary exceptions and qualifications. Additionally, if the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service and Standard & Poor’s Ratings Services, many of these covenants will terminate.

We are in compliance with the financial covenants under the Senior Notes as of December 31, 2011.

Condensed consolidating financial information for Copano and its wholly owned subsidiaries is presented below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011						December 31, 2010
	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,064	$—	$47,898	$—	$—	$56,962	$9,650	$—	$50,280	$—	$—	$59,930
Accounts receivable, net	2,374	—	116,819	—	—	119,193	14	—	96,648	—	—	96,662
Intercompany receivable	153,059	(1)	(153,058)	—	—	—	35,178	(1)	(35,177)	—	—	—
Risk management assets	—	—	4,322	—	—	4,322	—	—	7,836	—	—	7,836
Prepayments and other current assets	3,975	—	1,139	—	—	5,114	3,378	—	1,801	—	—	5,179

Total current assets	168,472	(1)	17,120	—	—	185,591	48,220	(1)	121,388	—	—	169,607

Property, plant and equipment, net	16	—	1,103,683	—	—	1,103,699	56	—	912,101	—	—	912,157
Intangible assets, net	—	—	192,425	—	—	192,425	—	—	188,585	—	—	188,585
Investments in unconsolidated affiliates	—	—	544,687	544,687	(544,687)	544,687	—	—	604,304	604,304	(604,304)	604,304
Investments in consolidated subsidiaries	1,698,260	—	—	—	(1,698,260)	—	1,703,940	—	—	—	(1,703,940)	—
Escrow cash	—	—	1,848	—	—	1,848	—	—	1,856	—	—	1,856
Risk management assets	—	—	6,452	—	—	6,452	—	—	11,943	—	—	11,943
Other assets, net	21,136	—	8,759	—	—	29,895	13,128	—	5,413	—	—	18,541

Total assets	$1,887,884	$(1)	$1,874,974	$544,687	$(2,242,947)	$2,064,597	$1,765,344	$(1)	$1,845,590	$604,304	$(2,308,244)	$1,906,993

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$31	$—	$155,890	$—	$—	$155,921	$17	$—	$117,689	$—	$—	$117,706
Accrued interest	8,686	—	—	—	—	8,686	10,621	—	—	—	—	10,621
Accrued tax liability	1,182	—	—	—	—	1,182	913	—	—	—	—	913
Risk management liabilities	—	—	3,565	—	—	3,565	—	—	9,357	—	—	9,357
Other current liabilities	6,809	—	15,231	—	—	22,040	4,266	—	10,229	—	—	14,495

Total current liabilities	16,708	—	174,686	—	—	191,394	15,817	—	137,275	—	—	153,092

Long-term debt	994,525	—	—	—	—	994,525	592,736	—	—	—	—	592,736
Deferred tax liability	2,119	—	80	—	—	2,199	1,848	—	35	—	—	1,883
Risk management and other noncurrent liabilities	2,634	—	1,947	—	—	4,581	186	—	4,339	—	—	4,525
Members’/Partners’ capital:
Series A convertible preferred units	285,168	—	—	—	—	285,168	285,172	—	—	—	—	285,172
Common units	1,164,853	—	—	—	—	1,164,853	1,161,652	—	—	—	—	1,161,652
Paid-in capital	62,277	1	1,208,051	687,763	(1,895,815)	62,277	51,743	1	1,162,543	602,055	(1,764,599)	51,743
Accumulated (deficit) earnings	(624,121)	(2)	506,489	(143,076)	(363,411)	(624,121)	(313,454)	(2)	571,754	2,249	(574,001)	(313,454)
Accumulated other comprehensive (loss) income	(16,279)	—	(16,279)	—	16,279	(16,279)	(30,356)	—	(30,356)	—	30,356	(30,356)

	871,898	(1)	1,698,261	544,687	(2,242,947)	871,898	1,154,757	(1)	1,703,941	604,304	(2,308,244)	1,154,757

Total liabilities and members’/partners’ capital	$1,887,884	$(1)	$1,874,974	$544,687	$(2,242,947)	$2,064,597	$1,765,344	$(1)	$1,845,590	$604,304	$(2,308,244)	$1,906,993

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2011						Year Ended December 31, 2010
	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenue:
Natural gas sales	$—	$—	$452,726	$—	$—	$452,726	$—	$—	$381,453	$—	$—	$381,453
Natural gas liquids sales	—	—	723,063	—	—	723,063	—	—	490,980	—	—	490,980
Transportation, compression and processing fees	—	—	121,631	—	—	121,631	—	—	68,398	—	—	68,398
Condensate and other	—	—	47,803	—	—	47,803	—	—	54,333	—	—	54,333

Total revenue	—	—	1,345,223	—	—	1,345,223	—	—	995,164	—	—	995,164

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	—	—	1,068,423	—	—	1,068,423	—	—	745,074	—	—	745,074
Transportation(1)	—	—	24,225	—	—	24,225	—	—	22,701	—	—	22,701
Operations and maintenance	—	—	65,326	—	—	65,326	—	—	53,487	—	—	53,487
Depreciation, amortization and impairment	40	—	77,525	—	—	77,565	40	—	62,532	—	—	62,572
General and administrative	24,780	—	23,900	—	—	48,680	19,536	—	20,811	—	—	40,347
Taxes other than income	—	—	5,130	—	—	5,130	—	—	4,726	—	—	4,726
Equity in loss (earnings) from unconsolidated affiliates	—	—	145,324	145,324	(145,324)	145,324	—	—	20,480	20,480	(20,480)	20,480

Total costs and expenses	24,820	—	1,409,853	145,324	(145,324)	1,434,673	19,576	—	929,811	20,480	(20,480)	949,387

Operating (loss) income	(24,820)	—	(64,630)	(145,324)	145,324	(89,450)	(19,576)	—	65,353	(20,480)	20,480	45,777
Other income (expense):
Interest and other income	—	—	60	—	—	60	—	—	78	—	—	78
Loss of refinancing of unsecured debt	(18,233)	—	—	—	—	(18,233)	—	—	—	—	—	—
Interest and other financing costs	(46,306)	—	(881)	—	—	(47,187)	(50,054)	—	(3,551)	—	—	(53,605)

(Loss) income before income taxes and equity in (loss) earnings from consolidated subsidiaries	(89,359)	—	(65,451)	(145,324)	145,324	(154,810)	(69,630)	—	61,880	(20,480)	20,480	(7,750)
Provision for income taxes	(1,453)	—	(49)	—	—	(1,502)	(896)	—	(35)	—	—	(931)

(Loss) income before equity (loss) earnings from consolidated subsidiaries	(90,812)	—	(65,500)	(145,324)	145,324	(156,312)	(70,526)	—	61,845	(20,480)	20,480	(8,681)
Equity in (loss) earnings from consolidated subsidiaries	(65,500)	—	—	—	65,500	—	61,845	—	—	—	(61,845)	—

Net (loss) income	(156,312)	—	(65,500)	(145,324)	210,824	(156,312)	(8,681)	—	61,845	(20,480)	(41,365)	(8,681)
Preferred unit distributions	(32,721)	—	—	—	—	(32,721)	(15,188)	—	—	—	—	(15,188)

Net (loss) income to common units	$(189,033)	$—	$(65,500)	$(145,324)	$210,824	$(189,033)	$(23,869)	$—	$61,845	$(20,480)	$(41,365)	$(23,869)

(1)	Exclusive of operations and maintenance and depreciation, amortization and impairment shown separately below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenue:
Natural gas sales	$—	$—	$316,686	$—	$—	$316,686
Natural gas liquids sales	—	—	406,662	—	—	406,662
Transportation, compression and processing fees	—	—	55,983	—	—	55,983
Condensate and other	—	—	40,715	—	—	40,715

Total revenue	—	—	820,046	—	—	820,046

Costs and expenses:
Cost of natural gas and natural gas liquids(1)	—	—	576,448	—	—	576,448
Transportation(1)	—	—	24,148	—	—	24,148
Operations and maintenance	—	—	51,477	—	—	51,477
Depreciation and amortization	40	—	56,935	—	—	56,975
General and administrative	19,329	—	20,182	—	—	39,511
Taxes other than income	—	—	3,732	—	—	3,732
Equity in (earnings) loss from unconsolidated affiliates	—	—	(4,600)	(4,600)	4,600	(4,600)

Total costs and expenses	19,369	—	728,322	(4,600)	4,600	747,691

Operating (loss) income	(19,369)	—	91,724	4,600	(4,600)	72,355
Other income (expense):
Interest and other income	—	—	1,202	—	—	1,202
Gain on retirement of unsecured debt	3,939	—	—	—	—	3,939
Interest and other financing costs	(53,180)	—	(2,656)	—	—	(55,836)

(Loss) income before income taxes, discontinued operations and equity in earnings (loss) from consolidated subsidiaries	(68,610)	—	90,270	4,600	(4,600)	21,660
Provision for income taxes	(794)	—	—	—	—	(794)

(Loss) income before discontinued operations and equity in earnings (loss) from consolidated subsidiaries	(69,404)	—	90,270	4,600	(4,600)	20,866
Discontinued operations, net of tax	—	—	2,292	—	—	2,292

(Loss) income before equity earnings from consolidated subsidiaries	(69,404)	—	92,562	4,600	(4,600)	23,158
Equity in earnings (loss) from consolidated subsidiaries	92,562	—	—	—	(92,562)	—

Net income (loss) to common units	$23,158	$—	$92,562	$4,600	$(97,162)	$23,158

(1)	Exclusive of operations and maintenance and depreciation, amortization and impairment shown separately below.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2011						Year Ended December 31, 2010
	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(178,178)	$—	$329,410	$31,623	$(31,623)	$151,232	$(75,621)	$—	$199,219	$22,416	$(22,416)	$123,598

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangibles	—	—	(239,627)	—	—	(239,627)	—	—	(127,703)	—	—	(127,703)
Acquisitions	—	—	(16,084)	—	—	(16,084)	—	—	—	—	—	—
Investments in unconsolidated affiliates	—	—	(121,967)	(121,967)	121,967	(121,967)	—	—	(33,002)	(33,002)	33,002	(33,002)
Distributions from unconsolidated affiliates	—	—	3,848	3,848	(3,848)	3,848	—	—	3,539	3,539	(3,539)	3,539
Investments in consolidated affiliates	(114,979)	—	—	—	114,979	—	(82,415)	—	—	—	82,415	—
Distributions from consolidated affiliates	70,457	—	—	—	(70,457)	—	115,455	—	—	—	(115,455)	—
Proceeds from sale of assets	—	—	260	—	—	260	—	—	447	—	—	447
Other	—	—	(2,744)	—	—	(2,744)	—	—	(11)	—	—	(11)

Net cash (used in) provided by investing activities	(44,522)	—	(376,314)	(118,119)	162,641	(376,314)	33,040	—	(156,730)	(29,463)	(3,577)	(156,730)

Cash Flows From Financing Activities:
Proceeds from long-term debt	825,000	—	—	—	—	825,000	100,000	—	—	—	—	100,000
Repayments of long-term debt	(422,665)	—	—	—	—	(422,665)	(360,000)	—	—	—	—	(360,000)
Deferred financing costs	(15,783)	—	—	—	—	(15,783)	(995)	—	—	—	—	(995)
Payments of premiums and expenses on redemption of unsecured debt	(14,572)	—	—	—	—	(14,572)	—	—	—	—	—	—
Distributions to unitholders	(153,062)	—	—	—	—	(153,062)	(145,531)	—	—	—	—	(145,531)
Proceeds from public offering of common units	—	—	—	—	—	—	164,786	—	—	—	—	164,786
Equity offering costs	(5)	—	—	—	—	(5)	(6,395)	—	—	—	—	(6,395)
Equity offering of Series A convertible preferred units	—	—	—	—	—	—	291,065	—	—	—	—	291,065
Contributions from parent	—	—	114,979	—	(114,979)	—	—	—	82,415	—	(82,415)	—
Distributions to parent	—	—	(70,457)	—	70,457	—	—	—	(115,455)	—	115,455	—
Other	3,201	—	—	121,967	(121,967)	3,201	5,440	—	—	33,002	(33,002)	5,440

Net cash provided by (used in) financing activities	222,114	—	44,522	121,967	(166,489)	222,114	48,370	—	(33,040)	33,002	38	48,370

Net (decrease) increase in cash and cash equivalents	(586)	—	(2,382)	35,471	(35,471)	(2,968)	5,789	—	9,449	25,955	(25,955)	15,238
Cash and cash equivalents, beginning of year	9,650	—	50,280	85,851	(85,851)	59,930	3,861	—	40,831	59,896	(59,896)	44,692

Cash and cash equivalents, end of year	$9,064	$—	$47,898	$121,322	$(121,322)	$56,962	$9,650	$—	$50,280	$85,851	$(85,851)	$59,930

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Parent	Co-Issuer	Guarantor Subsidiaries	Investment in Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$25,217	$—	$116,101	$20,931	$(20,931)	$141,318

Cash Flows From Investing Activities:
Additions to property, plant and equipment and intangibles	—	—	(76,292)	—	—	(76,292)
Acquisitions	—	—	(2,840)	—	—	(2,840)
Investments in unconsolidated affiliates	—	—	(4,228)	(4,228)	4,228	(4,228)
Distributions from unconsolidated affiliates	—	—	8,753	8,753	(8,753)	8,753
Investments in consolidated affiliates	(105)	—	—	—	105	—
Distributions from consolidated affiliates	47,675	—	—	—	(47,675)	—
Proceeds from sale of assets	—	—	6,061	—	—	6,061
Other	—	—	(2,421)	1	(1)	(2,421)

Net cash provided by (used in) investing activities	47,570	—	(70,967)	4,526	(52,096)	(70,967)

Cash Flows From Financing Activities:
Proceeds from long-term debt	70,000	—	—	—	—	70,000
Repayments of long-term debt	(20,000)	—	—	—	—	(20,000)
Deferred financing costs	—	—	—	—	—	—
Retirement of unsecured debt	(14,286)	—	—	—	—	(14,286)
Distributions to unitholders	(125,721)	—	—	—	—	(125,721)
Contributions from parent	—	—	105	—	(105)	—
Distributions to parent	—	—	(47,675)	—	47,675	—
Other	664	—	—	4,227	(4,227)	664

Net cash (used in) provided by financing activities	(89,343)	—	(47,570)	4,227	43,343	(89,343)

Net (decrease) increase in cash and cash equivalents	(16,556)	—	(2,436)	29,684	(29,684)	(18,992)
Cash and cash equivalents, beginning of year	20,417	—	43,267	30,212	(30,212)	63,684

Cash and cash equivalents, end of year	$3,861	$—	$40,831	$59,896	$(59,896)	$44,692

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2011 were as follows (in thousands):

Year	Principal Amount
2012	$—
2013	—
2014	—
2015	—
2016	385,000
Thereafter	609,525

$994,525

Note 6—Members’ Capital and Distributions

Series A Convertible Preferred Units

On July 21, 2010, we issued 10,327,022 Series A convertible preferred units (“Series A preferred units”) in a private placement to TPG Copenhagen, L.P. (“TPG”), an affiliate of TPG Capital, L.P., for gross proceeds of $300 million. The preferred units were priced at $29.05 per unit, a 10% premium to the 30-day volume-weighted average closing price of our common units on July 19, 2010, two trading days before the date we issued the preferred units. We used $180.0 million of the net proceeds to repay the then-outstanding balance under our revolving credit facility. We used the remaining net proceeds to fund our expansion strategy in the Eagle Ford Shale play and other growth initiatives in Texas and Oklahoma.

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

Distributions. The Series A preferred units are senior to our common units with respect to rights to distributions. For the first three years after the date on which they were issued, the Series A preferred units are entitled to quarterly distributions in kind (paid in the form of additional Series A preferred units). In-kind distributions will equal $0.72625 per preferred unit per quarter (or 10% per year of the purchase price of a Series A preferred unit) divided by the $29.05 issue price. Beginning with the distribution for the quarter ending September 30, 2013, and through the distribution for the quarter ending June 30, 2016, we are entitled to elect whether to pay preferred distributions in cash, in kind or in a combination of both. For quarters ending after June 30, 2016, we will be obligated to pay preferred distributions in cash unless our available cash (after reserves established by our Board of Directors) is not sufficient to fund the distribution or we and the preferred unitholder agree that a distribution will be paid in kind. Cash distributions on the Series A preferred units will equal the greater of $0.72625 per preferred unit per quarter or the quarterly per-unit distribution paid to our common

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unitholders for the applicable quarter. In kind distributions for the years ended December 31, 2011 and 2010 totaled $32,721,000 and $15,188,000, respectively.

Quarter Ending	Series A Preferred Units Issued As In-Kind Distributions	Issue Date	Amount
September 30, 2010	258,175	November 11, 2010	$7,500,000
December 31, 2010	264,629	February 11, 2010	7,688,000
March 31, 2011	271,245	May 12, 2011	7,880,000
June 30, 2011	278,026	August 11, 2011	8,077,000
September 30, 2011	284,977	November 10, 2011	8,279,000
December 31, 2011	292,101	February 9, 2012	8,486,000

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

Rights upon a Change of Control. The preferred unitholder has conversion rights with respect to certain change of control events. Before consummating a transaction in which any person, other than the preferred unitholder, becomes the beneficial owner, directly or indirectly, of more than 50% of our voting securities, we will make an irrevocable offer (a “change of control offer”) to the preferred unitholder to convert all, but not less than all, of such holder’s Series A preferred units into common units, subject to certain conditions and limitations. Series A preferred units converting in the context of a change of control offer would not convert into common units on a one-for-one basis. Instead, the number of common units we would issue upon conversion of Series A preferred units would equal the quotient of (a) 110% of the aggregate preferred unit issue price for such preferred unitholder’s converting Series A preferred units and all accrued and unpaid distributions on such Series A preferred units as of the date of the change of control offer, divided by (b) $29.05. The preferred unitholder is under no obligation to accept a change of control offer. If the preferred unitholder elects not to accept, we will be obligated to ensure that the preferred unitholder receives securities in the change of control transaction with terms substantially equivalent to the terms of the preferred units.

Dissolution and Liquidation. The Series A preferred units are senior to our common units with respect to rights on dissolution and liquidation. Common units issued upon conversion of Series A preferred units will rank equally with the rest of our common units with respect to rights on dissolution and liquidation.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Units

In March 2010, we issued 7,446,250 common units in an underwritten public offering (including units issued upon the underwriters’ exercise of their option to purchase additional units). We used the net proceeds from the offering to repay a portion of our then-outstanding balance under our revolving credit facility.

On January 19, 2012, we completed a registered underwritten offering of 5,750,000 common units at $34.03 per unit, for net proceeds of approximately $187.5 million, after deducting underwriting discounts and offering expenses. We used the net proceeds to repay a portion of the outstanding indebtedness under our revolving credit facility.

Distributions. The following table sets forth information regarding distributions to our unitholders for the quarterly periods indicated:

Quarter Ending	Distribution Per Unit	Date Declared	Record Date	Payment Date	Amount
December 31, 2008	$0.575	January 14, 2009	February 2, 2009	February 13, 2009	$31,466,000
March 31, 2009	$0.575	April 15, 2009	May 1, 2009	May 15, 2009	$31,748,000
June 30, 2009	$0.575	July 15, 2009	August 3, 2009	August 13, 2009	$31,871,000
September 30, 2009	$0.575	October 14, 2009	November 2, 2009	November 12, 2009	$31,860,000
December 31, 2009	$0.575	January 13, 2010	February 1, 2010	February 11, 2010	$31,911,000
March 31, 2010	$0.575	April 14, 2010	April 30, 2010	May 13, 2010	$38,134,000
June 30, 2010	$0.575	July 14, 2010	August 2, 2010	August 12, 2010	$38,295,000
September 30, 2010	$0.575	October 13, 2010	November 1, 2010	November 11, 2010	$38,349,000
December 31, 2010	$0.575	January 12, 2011	February 1, 2011	February 11, 2011	$38,456,000
March 31, 2011	$0.575	April 13, 2011	April 29, 2011	May 12, 2011	$38,538,000
June 30, 2011	$0.575	July 13, 2011	August 1, 2011	August 11, 2011	$38,687,000
September 30, 2011	$0.575	October 12, 2011	October 31, 2011	November 10, 2011	$38,705,000
December 31, 2011	$0.575	January 11, 2012	January 26, 2012	February 9, 2012	$42,064,000

Class C Units

Class C units totaling 1,579,409 converted into common units on a one-for-one basis in four equal installments in November 2007, May 2008, November 2008 and May 2009.

Class D Units

Class D units totaling 3,245,817 as of December 31, 2009 converted into our common units on a one-for-one basis in February 2010.

Accounting for Equity-Based Compensation

As discussed in Note 2, we use ASC 718, “Stock Compensation,” to account for equity-based compensation expense related to awards issued under our long-term incentive plan (“LTIP”). As of December 31, 2011, the number of units available for grant under our LTIP totaled 2,156,867, of which up to 1,637,072 units were eligible to be issued as restricted common units, phantom units or unit awards.

Restricted Common Units. An award of restricted common units is valued based on the closing price of our common units on the date of grant. The aggregate intrinsic value of our restricted common units, net of

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipated forfeitures, is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $678,000, $1,240,000 and $1,542,000 related to the amortization of restricted common units outstanding during the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of restricted common unit activity is provided below:

	2011		2010		2009
	Number of Restricted Units	Weighted Average Grant- Date Fair Value	Number of Restricted Units	Weighted Average Grant- Date Fair Value	Number of Restricted Units	Weighted Average Grant- Date Fair Value
Outstanding at beginning of year	59,952	$24.09	105,501	$21.45	169,769	$22.35
Granted	21,000	32.30	24,000	29.29	18,000	18.85
Vested	(37,132)	22.47	(69,329)	21.88	(76,782)	22.39
Forfeited	(20)	23.26	(220)	23.26	(5,486)	27.67

Outstanding at end of year	43,800	$29.40	59,952	$24.09	105,501	$21.45

As of December 31, 2011, unrecognized compensation costs related to outstanding restricted common units totaled $1,196,000. The expense is expected to be recognized over an approximate weighted average period of 2.3 years. The total fair value of restricted common units that vested during the years ended December 31, 2011, 2010 and 2009 was $1,218,000, $1,962,000 and $1,380,000, respectively.

Phantom Units. An award of phantom units is valued based on the closing price of our common units on the date of grant. The aggregate intrinsic value of our phantom units, net of anticipated forfeitures, is amortized into expense over the respective vesting periods of the awards. We recognized non-cash compensation expense of $8,148,000, $5,303,000 and $4,125,000 related to the amortization of phantom units outstanding during the years ended December 31, 2011, 2010 and 2009, respectively.

On June 4, 2010 and May 17, 2011, we granted performance-based phantom units to certain management employees. The number of performance-based phantom units to vest is dependent on the level of achievement of a specified performance goal during the period from the grant date through the cliff vesting dates of May 15, 2013 and May 14, 2014, respectively, and could vest at 200% if all specified performance goals are met. For awards containing performance conditions that affect vesting, compensation expense recognized is equal to the estimated ultimate outcome of the performance condition.

A summary of the phantom unit activity is provided below:

	2011		2010		2009
	Number of Phantom Units	Weighted Average Grant- Date Fair Value	Number of Phantom Units	Weighted Average Grant- Date Fair Value	Number of Phantom Units	Weighted Average Grant- Date Fair Value
Outstanding at beginning of year	881,638	$27.25	698,136	$28.46	588,910	$34.18
Granted	272,564	31.42	314,290	24.60	225,700	15.39
Vested	(147,825)	25.06	(91,252)	25.41	(41,769)	38.43
Vested-not released	—	—	—	—	(450)	38.78
Cancelled	—	—	—	—	(11,941)	17.49
Forfeited	(9,875)	24.35	(39,536)	31.73	(62,314)	30.61

Outstanding at end of year	996,502	$28.74	881,638	$27.25	698,136	$28.46

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, unrecognized compensation expense related to outstanding phantom units totaled $16,989,000. The expense is expected to be recognized over an approximate weighted average period of 2.1 years. The total fair value of phantom units that vested during the years ended December 31, 2011, 2010 and 2009 was $4,785,000, $2,313,000 and $630,000, respectively.

Unit Options. The fair value of a unit option award, net of anticipated forfeitures, is amortized into expense over the option’s vesting period. We recognized non-cash compensation expense of $363,000, $772,000 and $796,000 related to unit options, net of anticipated forfeitures, for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of unit option activity under our LTIP is provided below:

	2011			2010			2009
	Number of Units Underlying Options	Weighted Average Exercise Price		Number of Units Underlying Options	Weighted Average Exercise Price		Number of Units Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	962,359	$25.64		1,302,476	$23.86		1,411,006	$23.78
Granted	—	—		—	—		33,000	14.89
Exercised	(172,407)	18.91		(312,695)	17.40		(61,782)	10.75
Cancelled	(9,600)	37.72		(14,960)	37.75		(19,864)	28.87
Forfeited	(14,400)	31.68		(12,462)	31.78		(59,884)	28.95

Outstanding at end of year	765,952	$26.89		962,359	$25.64		1,302,476	$23.86

Aggregate intrinsic value at end of year	$6,609,000			$9,016,000			$5,430,000
Weighted average remaining contractual term	4.9 years			5.7 years			6.5 years
Exercisable Options:
Outstanding at end of year	638,692	$25.86		689,745	$23.45		783,031	$20.65
Aggregate intrinsic value at end of year	$6,110,000			$7,797,000			$4,493,000
Weighted average remaining contractual term	4.6 years			5.3 years			5.9 years
Weighted average fair value of option granted		(a	)		(a	)		$2.07
Options expected to vest:
At end of year	689,357	$26.89		866,123	$25.64		1,172,228	$23.86
Aggregate intrinsic value at end of year	$5,948,000			$8,114,000			$4,887,000
Weighted average remaining contractual term	4.9 years			5.7 years			6.5 years

Exercise prices for unit options outstanding as of December 31, 2011 ranged from $10.00 to $44.14.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each unit option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. The risk-free rate of periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility and distribution yield rates are based on the average of our historical common unit prices and distribution rates and those of similar companies. The expected term of unit options is based on the simplified method and represents the period of time that unit options granted are expected to be outstanding. We did not grant any unit options during the years ended December 31, 2011 and 2010.

2009
Weighted average exercise price	$14.89
Expected volatility	29.8-32.3%
Distribution yield	6.68-6.99%
Risk-free interest rate	1.71-3.28%
Expected term (in years)	6.5
Weighted average grant-date fair value of options granted	$2.07
Total intrinsic value of options exercised	$508,000

As of December 31, 2011, unrecognized compensation costs related to outstanding unit options totaled $280,000. The expense is expected to be recognized over a weighted average period of approximately 1.2 years.

Unit Appreciation Rights. The fair value of a unit appreciation right (“UAR”) award, net of anticipated forfeitures, is amortized into expense over the UAR’s vesting period. We recognized non-cash compensation expense of $246,000, $301,000 and $376,000 related to UARs, net of anticipated forfeitures, for the years ended December 31, 2011, 2010 and 2009, respectively.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of UAR activity is provided below:

	2011		2010		2009
	Number of Units Underlying UARs	Weighted Average Exercise Price	Number of Units Underlying UARs	Weighted Average Exercise Price	Number of Units Underlying UARs	Weighted Average Exercise Price
Outstanding at beginning of year	360,450	$17.94	302,900	$15.40	—	$—
Granted	140,200	33.78	91,100	25.67	320,000	15.38
Exercised	(71,685)	16.45	(28,870)	15.56	—	—
Cancelled	—	—	(40)	15.09	—	—
Forfeited	(21,840)	28.01	(4,640)	18.53	(17,100)	15.09

Outstanding at end of year	407,125	$23.12	360,450	$17.94	302,900	$15.40

Aggregate intrinsic value at end of year	$4,571,000		$5,697,000		$4,664,000
Weighted average remaining contractual term	5.9 years		5.2 years		4.8 years
Exercisable UARs:
Outstanding at end of year	36,845	$17.76	32,150	$18.55	200	$15.09
Aggregate intrinsic value at end of year	$606,000		$596,000		$2,000
Weighted average remaining contractual term	2.7 years		3.5 years		4.4 years
Weighted average fair value of option granted		$4.28		$3.42		$3.01
UARs expected to vest:
At end of year	366,413	$23.12	324,405	$17.94	272,610	$15.40
Aggregate intrinsic value at end of year	$4,114,000		$5,127,300		$4,197,600
Weighted average remaining contractual term	5.9 years		5.2 years		4.8 years

Exercise prices for UARs outstanding as of December 31, 2011 ranged from $15.09 to $36.95.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2011	2010	2009

Weighted average exercise price	$16.45	$17.94	$15.40
Expected volatility	30.4-30.7%	30.6-31.0%	30.8-64.8%
Distribution yield	7.1-7.2%	7.1-7.2%	6.8-8.5%
Risk-free interest rate	1.4-3.0%	1.9-3.5%	0.9-3.2%
Expected term (in years)	6.5	6.5	1.8-5.8
Weighted average grant-date fair value of appreciation rights granted	$4.28	$3.42	$3.01
Total intrinsic value of appreciation rights exercised	$1,195,000	$340,000	$—

As of December 31, 2011, unrecognized compensation costs related to outstanding UARs totaled $790,000. The expense is expected to be recognized over a weighted average period of approximately 3.9 years.

Unit Awards. In February 2009, we amended our LTIP to provide for unit awards, which are awards of common units that are not subject to vesting or forfeiture. For the years ended December 31, 2011, 2010 and 2009, we granted 87,839, 97,788 and 142,433 unit awards, respectively, under our LTIP with a weighted average fair value of $33.59, $24.89 and $15.05, respectively, to settle bonuses, including obligations under our Management Incentive Compensation Plan (“MICP”) and Employee Incentive Compensation Program (“EICP”).

Since ASC 480, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity,” requires classification of unconditional obligations that the issuer must or may settle by issuing a variable number of units as a liability, we classify equity awards issued to settle EICP and MICP bonuses as liability awards. As of December 31, 2011, we accrued $777,000 for the fourth quarter 2011 EICP bonuses. Additionally, as of December 31, 2011, we have accrued $3,035,000 of the 2011 MICP incentive bonuses and unrecognized compensation costs related to these outstanding liability awards is $506,000, which was recognized as expense on a straight-line basis through February 2012, when we settled the 2011 MICP bonuses.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Related Party Transactions

Natural Gas and Related Transactions

The following table summarizes transactions between us and affiliated entities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Affiliates of Mr. Lawing:(1)
Natural gas sales(2)	$(1)	$24	$3
Gathering and compression services(3)	3	11	18
Natural gas purchases(4)	82	510	1,070
Reimbursements paid(5)	—	—	2,865
Reimbursable costs(6)	171	264	—
Payable by us as of December 31, 2011 and 2010(7)	—	17
Webb Duval:
Natural gas sales(2)	39	129	923
Natural gas purchases(4)	393	(47)	562
Transportation costs(8)	638	238	334
Management fees(9)	226	224	221
Reimbursable costs(9)	1,568	967	614
Payable to us as of December 31, 2011 and 2010(10)	65	515
Payable by us as of December 31, 2011 and 2010(7)	196	175
Eagle Ford Gathering:
Natural gas sales(2)	1,091	—	—
Gathering and compression services(3)	2,088	—	—
Natural gas purchases(4)	18,809	—	—
Management fees(9)	275	81	—
Reimbursable costs(9)	15,529	5,760	—
Capital project fees(9)	840	600	—
Payable to us as of December 31, 2011 and 2010(10)	806	12	—
Payable by us as of December 31, 2011 and 2010(7)	4,644	1	—
Liberty Pipeline Group:
NGL transportation services(3)	329	—	—
Management fees(9)	95	—	—
Reimbursable costs(9)	17,200	—	—
Payable to us as of December 31, 2011 and 2010(10)	31	—
Payable by us as of December 31, 2011 and 2010(7)	99	—
Southern Dome:
Management fees(9)	250	250	250
Reimbursable costs(9)	388	354	328
Payable to us as of December 31, 2011 and 2010(10)	36	18	586
Bighorn:
Compressor rental fees(11)	1,419	1,666	981
Gathering costs(8)	—	16	309
Natural gas purchases(4)	—	3	25
Management fees(9)	386	556	357
Reimbursable costs(9)	2,383	2,473	3,121
Payable to us as of December 31, 2011 and 2010(10)	158	44
Payable by us as of December 31, 2011 and 2010(7)	2	3
Fort Union:
Gathering costs(8)	5,879	5,224	8,259
Treating costs(4)	6	52	199
Management fees(9)	246	239	212
Reimbursable costs(9)	1,481	892	1,419
Payable to us as of December 31, 2011 and 2010(10)	16	18
Payable by us as of December 31, 2011 and 2010(7)	—	2
Other:
Natural gas sales(2)	—	190	270
Natural gas liquids sales(11)	—	—	3
Payable to us as of December 31, 2011 and 2010(10)	5	—	137
Payable by us as of December 31, 2011 and 2010(7)	—	16

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	These entities were controlled by John R. Eckel, Jr., our former Chairman and Chief Executive Officer, until his death in November 2009, and since that time have been controlled by Douglas L. Lawing, our Executive Vice President, General Counsel and Secretary, in his role as executor of Mr. Eckel’s estate.
(2)	Revenues included in natural gas sales on our consolidated statements of operations. The contracts with the affiliates of Mr. Lawing under which these transactions were effected terminated in 2011.
(3)	Revenues included in transportation, compression and processing fees on our consolidated statements of operations. The contracts with the affiliates of Mr. Lawing under which these transactions were effected terminated in 2011.
(4)	Included in costs of natural gas and natural gas liquids on our consolidated statements of operations. The contracts with the affiliates of Mr. Lawing under which these transactions were effected terminated in 2011.
(5)	Reimbursable costs paid to Copano/Operations, Inc. (“Copano Operations”) for our use of shared personnel, office space, equipment, goods and services under an agreement that terminated on January 1, 2010. Copano Operations provided certain management, operations and administrative support services to us pursuant to an administrative and operating services agreement. Copano Operations was controlled by Mr. Eckel until his death in November 2009, and, since that time, has been controlled by Mr. Lawing. Specifically, Copano Operations charged us, without markup, based upon total monthly expenses incurred by Copano Operations less (i) a fixed allocation to reflect expenses incurred by Copano Operations for the benefit of certain entities and (ii) any costs to be retained by Copano Operations or charged directly to an entity for which Copano Operations performed services. Effective January 1, 2010, we and Copano Operations terminated this agreement and replaced it with the agreement described in note (6) below.
(6)	Reimbursable costs received from Copano Operations for its use of shared personnel, facilities and equipment. Effective January 1, 2010, we hired the personnel we shared with Copano Operations, assumed responsibility for procuring the shared office space, equipment, goods and services and entered into a new agreement under which we provided Copano Operations with access to shared personnel, facilities and equipment in exchange for a monthly charge and rights to use certain assets owned by Copano Operations. This was the only compensation we received from Copano Operations. Effective October 1, 2011, Copano Operations terminated this services agreement.
(7)	Included in accounts payable on the consolidated balance sheets.
(8)	Costs included in transportation on our consolidated statements of operations.
(9)	Management fees, reimbursable costs and capital project fees received from our unconsolidated affiliates consists of the total compensation paid to us by our unconsolidated affiliates and is included as a reduction in general and administrative expenses on our consolidated statements of operations.
(10)	Included in accounts receivable on the consolidated balance sheets.
(11)	Revenues included in condensate and other on our consolidated statements of operations.

Other Transactions

Certain of our operating subsidiaries incurred costs payable to an affiliate of TPG for compression services totaling $76,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively. Michael G. MacDougall, a partner with TPG, was elected by our unitholders on May 18, 2011 to serve on our Board of Directors until our 2012 annual meeting.

Certain of our operating subsidiaries incurred costs payable to operating subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”) for the purchase and installation of compressors, compression services and compressor repairs totaling $7,782,000, $6,108,000 and $3,935,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Ernie L. Danner, a member of our Board of Directors, served on the Board of Directors of Exterran Holdings and as its President and Chief Executive Officer until October 31, 2011.

During the second quarter of 2011, we purchased a maintenance vessel, to service our assets in the Copano Bay area, from Copano Operations for $102,000.

During 2011, we sold approximately 16,000 feet of 24-inch pipe to an affiliate of Copano for $633,000.

In December 2011, we conveyed $1,675,000 of pre-formation construction and development costs to Double Eagle Pipeline and, at December 31, 2011, Double Eagle Pipeline owes us $58,000 related to reimbursable capital costs.

Our management believes that the terms and provisions of our related party agreements and transactions are no less favorable to us than those we could have obtained from unaffiliated third parties.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Customer Information

The following tables summarize our significant customer information for the periods indicated.

Percentage of Revenue

Customer	Segment	Year Ended December 31,
		2011	2010	2009
ONEOK Energy Services, L.P.	Oklahoma	11%	16%	16%
ONEOK Hydrocarbon, L.P.	Texas and Oklahoma	18%	20%	17%
DCP Midstream	Texas and Oklahoma	(a )	12%	12%
Dow Hydrocarbons and Resources LLC	Texas	15%	(a )	(a )

Percentage of Cost of Goods Sold

Producer	Segment	Year Ended December 31,
		2011	2010	2009
New Dominion LLC	Oklahoma	14%	17%	16%
Equal Energy Ltd.	Oklahoma	(a )	12%	12%

Percentage of Accounts Receivable

	Segment	Year Ended December 31,
Customer or Counterparty		2011	2010	2009
ONEOK Energy Services, L.P.	Oklahoma	(a )	15%	17%
ONEOK Hydrocarbon, L.P.	Oklahoma and Texas	15%	19%	21%
EOG Resources, Inc.	Texas	12%	(a )	(a )

(a)	Percentages are not provided for periods for which the customer or producer is less than 10% of our consolidated revenue, cost of goods sold or accounts receivable.

Note 9—Financial Instruments

We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as puts, calls, swaps and other financial instruments to mitigate the effects of the identified risks. In general, we attempt to hedge risks to our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements.

Commodity Risk Hedging Program

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices as a function of the contract terms under which we are compensated for our services or pay third-parties for their services and primarily results from: (i) processing natural gas at our plants or third-party plants, (ii) purchasing and selling or gathering and transporting natural gas at index-related prices and (iii) the cost of transporting and fractionating NGLs. We use commodity derivative instruments to manage the risks associated with natural gas and NGL prices. Our risk management activities are governed by our risk management policy, which, subject to certain limitations, allows our management to

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase options and enter into swaps for crude oil, NGLs and natural gas in order to reduce our exposure to substantial adverse changes in the prices of those commodities. Our risk management policy prohibits the use of derivative instruments for speculative purposes.

Our Risk Management Committee, which consists of senior executives in the operations, finance and legal departments, monitors and ensures compliance with the risk management policy. The Audit Committee of our Board of Directors monitors the implementation of our risk management policy, and we have engaged an independent firm to monitor our compliance with the policy on a monthly basis. Our risk management policy provides that derivative transactions must be executed by our Chief Financial Officer or his designee and must be authorized in advance of execution by our Chief Executive Officer. Our risk management policy requires derivative transactions to take place either on the New York Mercantile Exchange (NYMEX) through a clearing member firm or with over-the-counter counterparties with investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services and with complete industry standard contractual documentation. All of our hedge counterparties are also lenders under our revolving credit facility, and the payment obligations in connection with our hedge transactions are secured by a first priority lien on the collateral securing our revolving credit facility indebtedness that ranks equal in right of payment with liens granted in favor of our secured lenders. As long as this first priority lien is in effect, we will have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if our counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. We have not executed any derivative transactions on the NYMEX as of December 31, 2011.

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

We assess, both at the inception of each hedge and on an ongoing basis, whether our derivative instruments are effective in hedging the variability of forecasted cash flows associated with the underlying hedged items. If the correlation between a derivative instrument and the underlying hedged item is lost or it becomes no longer probable that the original forecasted transaction will occur, we discontinue hedge accounting based on a determination that the instrument is ineffective as a hedge. Subsequent changes in the derivative instrument’s fair value are immediately recognized as a gain or loss (increase or decrease in revenue) in our consolidated statements of operations.

As of December 31, 2011, we estimated that $13,113,000 of OCI will be reclassified as a decrease to earnings in the next 12 months as a result of monthly settlements of instruments hedging crude oil, NGLs and natural gas. In addition, during the years ended December 31, 2011, 2010 and 2009, we reclassified $(1,027,000), $0 and $1,458,000, respectively, of (loss)/gain from accumulated OCI to earnings as a result of determining the forecasted transaction was probable of not occurring.

At December 31, 2011, the notional volumes of our commodity positions were:

Commodity	Instrument	Unit	2012	2013
NGLs	Puts	Bbls/d	5,400	1,650
Crude oil	Puts	Bbls/d	1,500	750

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the notional volumes of our commodity positions were:

Commodity	Instrument	Unit	2011	2012	2013
Natural gas	Calls	MMBtu/d	10,000	—	—
Natural gas	Call Spreads	MMBtu/d	7,100	—	—
Natural gas	Swaps	MMBtu/d	10,000	—	—
NGLs	Puts	Bbls/d	7,950	3,500	—
NGLs	Swaps	Bbls/d	1,500	—	—
Crude oil	Puts	Bbls/d	2,700	1,500	400

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable rate borrowings under our revolving credit facility. We manage a portion of our interest rate exposure using interest rate swaps, which allow us to convert a portion of our variable rate debt into fixed rate debt. As of December 31, 2011, we hold a notional amount of $95.0 million in interest rate swaps, which have a weighted average fixed rate of 4.30% and mature in October 2012. As of December 31, 2011, our interest rate swaps are not designated as cash flow hedges.

As of December 31, 2011, we estimate that $149,000 of OCI related to previously designated swaps will be reclassified as a decrease to earnings in the next 12 months as the underlying interest rate swaps expire.

ASC 820 “Fair Value Measurement” and ASC 815 “Derivatives and Hedging”

We recognize the fair value of our assets and liabilities that require periodic re-measurement as necessary based upon the requirements of ASC 820. This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. “Inputs” are the assumptions that a market participant would use in valuing the asset or liability. Observable inputs reflect market data, while unobservable inputs reflect our market assumptions. The three levels of the fair value hierarchy established by ASC 820 are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

At each balance sheet date, we perform an analysis of all instruments subject to ASC 820 and include in Level 3 all of those for which fair value is based on significant unobservable inputs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements on Hedging Instruments(a) December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Natural Gas Liquids:
Short-term—Designated(b)	$—	$—	$1,641	$1,641
Short-term—Not designated(b)	—	—	952	952
Long-term—Designated(c)	—	—	2,878	2,878
Crude Oil:
Short-term—Designated(b)	—	—	1,341	1,341
Short-term—Not designated(b)	—	—	388	388
Long-term—Designated(c)	—	—	3,574	3,574

Total	$—	$—	$10,774	$10,774

Liabilities:
Interest Rate:
Short-term—Not designated(d)	$—	$3,565	$—	$3,565

Total	$—	$3,565	$—	$3,565

Total designated assets	$—	$—	$9,434	$9,434

Total not designated (liabilities)/assets	$—	$(3,565)	$1,340	$(2,225)

(a)	Instruments re-measured on a recurring basis.
(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”
(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”
(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements on Hedging Instruments(a) December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Natural Gas:
Short-term—Designated(b)	$—	$—	$87	$87
Natural Gas Liquids:
Short-term—Designated(b)	—	—	6,812	6,812
Short-term—Not designated(b)	—	—	14	14
Long-term—Designated(b)	—	—	6,391	6,391
Crude Oil:
Short-term—Designated(b)	—	—	904	904
Short-term—Not designated(b)	—	—	19	19
Long-term—Designated(c)	—	—	5,552	5,552

Total	$—	$—	$19,779	$19,779

Liabilities:
Natural Gas:
Short-term—Not designated(d)	$—	$82	$—	$82
Natural Gas Liquids:
Short-term—Designated(d)	—	—	4,867	4,867
Interest Rate:
Short-term—Not designated(d)	—	4,408	—	4,408
Long-term—Not designated(e)	—	2,469	—	2,469

Total	$—	$6,959	$4,867	$11,826

Total designated assets	$—	$—	$14,879	$14,879

Total not designated (liabilities)/assets	$—	$(6,959)	$33	$(6,926)

(a)	Instruments re-measured on a recurring basis.
(b)	Included on the consolidated balance sheets as a current asset under the heading of “Risk management assets.”
(c)	Included on the consolidated balance sheets as a noncurrent asset under the heading of “Risk management assets.”
(d)	Included on the consolidated balance sheets as a current liability under the heading of “Risk management liabilities.”
(e)	Included on the consolidated balance sheets as a noncurrent liability under the heading of “Risk management and other noncurrent liabilities.”

We use the income approach incorporating market-based inputs in determining fair value for our derivative contracts.

Valuation of our Level 2 derivative contracts are based on observable market prices (1-month or 3-month LIBOR interest rate market curves) incorporating discount rates and credit risk.

Valuation of our Level 3 derivative contracts incorporates the use of valuation models using significant unobservable inputs. To the extent certain model inputs are observable (prices of WTI Crude and Mont Belvieu NGLs), we include observable market price and volatility data as inputs to our valuation model in addition to

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorporating discount rates. For those input parameters that are not readily available (implied volatilities for Mont Belvieu NGL prices or prices for illiquid periods of price curves), the modeling methodology incorporates available market information to generate these inputs through techniques such as regression based extrapolation.

The following tables provide a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Year Ended December 31, 2011
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
	(In thousands)
Asset balance, beginning of year	$87	$8,349	$6,476	$14,912
Total gains or losses:
Non-cash amortization of option premium	(5,895)	(15,671)	(7,949)	(29,515)
Other amounts included in earnings	—	(11,156)	1,210	(9,946)
Included in accumulated other comprehensive loss	5,808	4,184	3,767	13,759
Purchases	—	9,351	1,800	11,151
Settlements	—	10,413	—	10,413

Asset balance, end of year	$—	$5,470	$5,304	$10,774

Change in unrealized losses (income) included in earnings related to instruments still held as of the end of the year	$—	$1,200	$933	$2,133

	Year Ended December 31, 2010
	Natural Gas	Natural Gas Liquids	Crude Oil	Total
	(In thousands)
Assets balance, beginning of year	$2,752	$15,641	$24,213	$42,606
Total gains or losses:
Non-cash amortization of option premium	(5,906)	(16,476)	(9,996)	(32,378)
Other amounts included in earnings	—	14,172	18,948	33,120
Included in accumulated other comprehensive loss	3,241	(3,128)	(14,763)	(14,650)
Purchases	—	12,089	7,721	19,810
Settlements	—	(13,949)	(19,647)	(33,596)

Assets balance, end of year	$87	$8,349	$6,476	$14,912

Change in unrealized (income) losses included in earnings related to instruments still held as of the end of the year	$—	$(145)	$162	$17

Realized gains and losses for all Level 3 recurring items recorded in earnings are included in revenue on the consolidated statements of operations. Unrealized gains and losses for Level 3 recurring items that are not designated as cash flow hedges, or are ineffective as cash flow hedges, are also included in revenue on the consolidated statements of operations. The effective portion of unrealized gains and losses relating to cash flow hedges are included in accumulated other comprehensive loss on the consolidated balance sheets and consolidated statements of members’ capital and comprehensive (loss) income.

Transfers in and/or out of Level 2 or Level 3 represent existing assets or liabilities where inputs to the valuation became less observable or assets and liabilities that were previously classified as a lower level for which the lowest significant input became observable during the period. There were no transfers in or out of Level 2 or Level 3 during the periods presented.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not entered into any derivative transactions containing credit risk related contingent features as of December 31, 2011 and 2010.

The following table presents derivatives that are designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations

Derivatives Designated as Cash Flow Hedges Under ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Statements of Operations Location
	(In thousands)
Year Ended December 31, 2011
Natural gas	$(86)	$(5,895)	$—	Natural gas sales
Natural gas liquids	(20,131)	(24,314)	(290)	Natural gas liquids sales
Crude oil	(2,311)	(6,078)	399	Condensate and other
Interest rate swaps	—	(318)	—	Interest and other financing costs

Total	$(22,528)	$(36,605)	$109

Year Ended December 31, 2010
Natural gas	$(2,665)	$(5,906)	$—	Natural gas sales
Natural gas liquids	(4,095)	(967)	(131)	Natural gas liquids sales
Crude oil	(4,743)	10,022	(402)	Condensate and other
Interest rate swaps	—	(478)	—	Interest and other financing costs

Total	$(11,503)	$2,671	$(533)

Year Ended December 31, 2009
Natural gas	$3,637	$(3,401)	$—	Natural gas sales
Natural gas liquids	26,123	31,204	(122)	Natural gas liquids sales
Crude oil	12,365	14,093	(416)	Condensate and other
Interest rate swaps	(515)	304	—	Interest and other financing costs

Total	$41,610	$42,200	$(538)

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations

Derivatives Not Designated as Hedging Instruments Under ASC 820	Amount of Gain (Loss) Recognized in Income on Derivative	Statements of Operations Location
(In thousands)
Year Ended December 31, 2011
Natural gas	$(120)	Natural gas sales
Natural gas liquids	(453)	Natural gas liquids sales
Crude oil	811	Condensate and other
Interest rate swaps	(563)	Interest and other financing costs

Total	$(325)

Year Ended December 31, 2010
Natural gas	$(98)	Natural gas sales
Natural gas liquids	356	Natural gas liquids sales
Crude oil	(305)	Condensate and other
Interest rate swaps	(3,073)	Interest and other financing costs

Total	$(3,120)

Year Ended December 31, 2009
Natural gas	$27	Natural gas sales
Natural gas liquids	4,643	Natural gas liquids sales
Interest rate swaps	2,748	Interest and other financing costs

Total	$7,418

Other Fair-Value Measurements

We recorded a $165,000,000 non-cash impairment with respect to our equity investments in Bighorn and Fort Union and a $5,000,000 impairment with respect to a contract under which we provide services to Rocky Mountains producers during the three months ended September 30, 2011. The valuation of these investments and assets required the use of significant unobservable inputs (Level 3). Our probability-weighted discounted cash flow analysis included the following input parameters that are not readily available: (1) a discount rate reflective of our cost of capital and (2) estimated contract rates, volumes, operating and maintenance costs and capital expenditures. As of September 30, 2011 the fair value and the carrying value of our investments in Bighorn and Fort Union was $383,199,000 and the fair value and the carrying value of our contract asset was $29,406,000.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Fair Value of Financial Instruments

Amounts reflected in our consolidated balance sheets as of December 31, 2011 and 2010 for cash and cash equivalents approximate fair value. The fair value of our revolving credit facility has been estimated based on similar debt transactions that occurred during the year ended December 31, 2011. Estimates of the fair value of our Senior Notes as of December 31, 2011 are based on prices of recent trades or bid and ask pricing as quoted by a large financial institution that is an active market participant in our Senior Notes. A summary of the fair value and carrying value of the financial instruments is shown in the table below.

	December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$56,962	$56,962	$59,930	$59,930
Credit Facility	385,000	385,000	10,000	9,873
2016 Notes	—	—	332,665	341,813
2018 Notes	249,525	267,566	249,525	254,516
2021 Notes	360,000	366,300	—	—

Note 11—Commitments and Contingencies

Commitments

For the years ended December 31, 2011, 2010 and 2009, rental expense for leased office space, vehicles and compressors and related field equipment used in our operations totaled $4,865,000, $3,859,000 and $7,260,000, respectively. As of December 31, 2011, commitments under our lease obligations for the next five years are payable as follows: 2012 – $2,639,000; 2013 – $1,802,000; 2014 – $1,693,000; 2015 – $1,694,000; and 2016 – $1,336,000.

We are party to firm transportation or fractionation and product sales agreements with Wyoming Interstate Gas Company (“WIC”), Fort Union and Formosa Hydrocarbons Company, Inc. (“Formosa”) under which we are obligated to pay for natural gas or NGL services whether or not we use such services. The agreements with WIC, Fort Union and Formosa expire December 31, 2019, November 30, 2017, and March 21, 2023, respectively. Under these agreements, we are obligated to pay in aggregate of approximately $17,021,000 in 2012, $24,728,000 in 2013, $23,905,000 in 2014, $22,489,000 in 2015 $22,224,000 in 2016 and $85,409,000 over the remainder of the contract terms.

We have fixed-quantity contractual commitments to Targa North Texas LP (“Targa”) in settlement of a dispute regarding what portion, if any, of natural gas we were purchasing from producers that had been contractually dedicated by us for resale to Targa. As of December 31, 2011, we had fixed contractual commitments to provide Targa a total of 2.373 billion cubic feet of natural gas for each of 2011, 2012 and 2013. Under the terms of the agreement, we are obligated to pay annual fees ($1.10 per thousand cubic feet (“Mcf”), $1.15 per Mcf and $1.25 per Mcf for 2011, 2012 and 2013, respectively) to the extent our natural gas deliveries to Targa fall below the committed quantity. In February 2011, we paid $2,134,000 to Targa in settlement of our 2010 obligation. As of December 31, 2011, we had accrued $1,599,000 of our 2011 obligation which was paid to Targa in February 2012.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

As a result of our acquisition of Cantera Natural Gas LLC in October 2007, we acquired Cantera Gas Company LLC (“Cantera Gas Company,” formerly CMS Field Services, Inc. (“CMSFS”)). Cantera Gas Company is a party to a number of legal proceedings alleging (i) false reporting of natural gas prices by CMSFS and numerous other parties and (ii) other related claims. The claims made in these proceedings are based on events that occurred before Cantera Resources, Inc. acquired CMSFS in June 2003 (the “CMS Acquisition”). The amount of liability, if any, against Cantera Gas Company is not reasonably estimable. Pursuant to the CMS Acquisition purchase agreement, CMS Gas Transmission has assumed responsibility for the defense of these claims, and Cantera Gas Company is fully indemnified by CMS Gas Transmission and its parent, CMS Enterprises Company, against any losses that Cantera Gas Company may suffer as a result of these claims.

We may, from time to time, be involved in other litigation and claims arising out of our operations in the normal course of business.

Note 12—Supplemental Disclosures to the Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash payments for interest, net of $9,675,000, $3,355,000 and $3,362,000 capitalized in 2011, 2010 and 2009, respectively	$46,847	$49,962	$53,475
Cash payments for federal and state income taxes	$925	$655	$762
In-kind distributions on Series A preferred unit	$32,721	$15,188	$—

We incurred a change in liabilities for investing activities that had not been paid as of December 31, 2011, 2010 and 2009 of $18,194,000, $2,750,000 and $7,980,000, respectively. Such amounts are not included in the change in accounts payable and accrued liabilities or with acquisitions, additions to property, plant and equipment and intangible assets on the consolidated statements of cash flows. As of December 31, 2011, 2010 and 2009, we accrued $26,193,000, $7,999,000 and $5,249,000, respectively, for capital expenditures that had not been paid and, therefore, these amounts are not included in investing activities for each respective period presented.

Note 13—Discontinued Operations

Effective October 1, 2009, we sold our crude oil pipeline and related assets, and as a result, we have classified the results of operations of our crude oil pipeline as “discontinued operations” for 2009. In the fourth quarter of 2009, we recognized a gain on the sale of the crude oil pipeline system of approximately $0.9 million. Selected financial data for the crude oil pipeline and related assets for the year ended December 31, 2009 are as follows (in thousands):

Crude oil sales	$62,302
Cost of crude oil purchases	58,935

Income from discontinued operations before taxes	$2,292
Income tax expense	—

Net income from discontinued operations	$2,292

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into the following three segments for both internal and external reporting and analysis:

•

Our Texas segment provides midstream natural gas services in south and north Texas, including gathering and transportation of natural gas, and related services such as compression, dehydration, treating, processing and marketing. Our Texas segment also provides NGL fractionation and transportation. This segment includes a processing plant located in southwest Louisiana and our equity investments in Webb Duval, Eagle Ford Gathering, Liberty Pipeline Group and Double Eagle Pipeline.

•

Our Oklahoma segment provides midstream natural gas services in central and east Oklahoma, including gathering of natural gas and related services such as compression, dehydration, treating, processing and nitrogen rejection. This segment includes our equity investment in Southern Dome and through September 2009, included a crude oil pipeline.

•

Our Rocky Mountains segment provides midstream natural gas services in the Powder River Basin of Wyoming, including gathering and treating of natural gas and compression services. This segment includes our equity investments in Bighorn and Fort Union.

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

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Texas	Oklahoma(a)	Rocky Mountains	Total Segments	Corporate and Other	Consolidated
Year Ended December 31, 2011:
Total segment gross margin	$184,437	$105,080	$2,641	$292,158	$(39,583)	$252,575
Operations and maintenance expenses	38,099	26,982	245	65,326	—	65,326
Depreciation, amortization and impairment	32,343	35,726	8,061	76,130	1,435	77,565
General and administrative expenses	13,208	9,094	1,415	23,717	24,963	48,680
Taxes other than income	2,436	2,659	18	5,113	17	5,130
Equity in (earnings) loss from unconsolidated affiliates	(10,853)	(2,415)	158,592	145,324	—	145,324

Operating income (loss)	$109,204	$33,034	$(165,690)	$(23,452)	$(65,998)	$(89,450)

Natural gas sales	$278,235	$180,032	$475	$458,742	$(6,016)	$452,726
Natural gas liquids sales	456,536	293,354	—	749,890	(26,827)	723,063
Transportation, compression and processing fees	92,846	11,832	16,953	121,631	—	121,631
Condensate and other	15,908	37,216	1,419	54,543	(6,740)	47,803

Sales to external customers	$843,525	$522,434	$18,847	$1,384,806	$(39,583)	$1,345,223

Interest and other financing costs	$—	$—	$—	$—	$47,187	$47,187
Segment assets	$855,172	$658,486	$459,457	$1,973,115	$91,482	$2,064,597
Year Ended December 31, 2010:
Total segment gross margin	$128,682	$93,617	$4,440	$226,739	$650	$227,389
Operations and maintenance expenses	29,236	23,955	296	53,487	—	53,487
Depreciation and amortization	24,696	33,154	3,061	60,911	1,661	62,572
General and administrative expenses	9,966	8,655	1,775	20,396	19,951	40,347
Taxes other than income	2,191	2,503	27	4,721	5	4,726
Equity in loss (earnings) from unconsolidated affiliates	3,139	(2,840)	20,181	20,480	—	20,480

Operating income (loss)	$59,454	$28,190	$(20,900)	$66,744	$(20,967)	$45,777

Natural gas sales	$188,588	$197,632	$1,234	$387,454	$(6,001)	$381,453
Natural gas liquids sales	256,501	236,781	—	493,282	(2,302)	490,980
Transportation, compression and processing fees	43,233	7,336	17,829	68,398	—	68,398
Condensate and other	11,253	32,462	1,666	45,381	8,952	54,333

Sales to external customers	$499,575	$474,211	$20,729	$994,515	$649	$995,164

Interest and other financing costs	$—	$—	$—	$—	$53,605	$53,605
Segment assets	$594,528	$658,729	$651,096	$1,904,353	$2,640	$1,906,993
Year Ended December 31, 2009:
Total segment gross margin	$103,620	$76,686	$3,254	$183,560	$35,890	$219,450
Operations and maintenance expenses	27,960	23,469	48	51,477	—	51,477
Depreciation and amortization	20,868	31,698	2,920	55,486	1,489	56,975
General and administrative expenses	9,453	8,087	2,551	20,091	19,420	39,511
Taxes other than income	1,698	1,998	18	3,714	18	3,732
Equity in loss (earnings) from unconsolidated affiliates	60	(1,768)	(2,892)	(4,600)	—	(4,600)

Operating income	$43,581	$13,202	$609	$57,392	$14,963	$72,355

Natural gas sales	$147,218	$165,524	$5,181	$317,923	$(1,237)	$316,686
Natural gas liquids sales	206,485	171,018	—	377,503	29,159	406,662
Transportation, compression and processing fees	28,161	6,774	21,048	55,983	—	55,983
Condensate and other	5,149	26,617	981	32,747	7,968	40,715

Sales to external customers	$387,013	$369,933	$27,210	$784,156	$35,890	$820,046

Intersegment sales	$966	$(966)	$—	$—	$—	$—
Interest and other financing costs	$—	$—	$—	$—	$55,836	$55,836

(a)	Excludes the results of discontinued operations except for the information related to intersegment sales and interest and other financing costs.

COPANO ENERGY, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Data (Unaudited)

	Year 2011
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)
Revenue	$289,925	$346,056	$353,691	$355,551	$1,345,223
Operating income (loss)	16,352	20,178	(146,282)	20,302	(89,450)
Net income (loss)	3,532	(9,361)	(157,736)	7,253	(156,312)
Preferred unit distributions	(7,880)	(8,076)	(8,279)	(8,486)	(32,721)
Net loss to common units	(4,348)	(17,437)	(166,015)	(1,233)	(189,033)
Basic net loss per common unit	(0.07)	(0.26)	(2.51)	(0.02)	(2.86)
Diluted net loss per common unit	(0.07)	(0.26)	(2.51)	(0.02)	(2.86)

	Year 2010
	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In thousands, except per unit information)
Revenue	$266,666	$230,051	$237,704	$260,743	$995,164
Operating income (loss)	13,912	(7,691)	20,546	19,010	45,777
Net (loss) income	(1,260)	(21,111)	7,298	6,392	(8,681)
Preferred unit distributions	—	—	(7,500)	(7,688)	(15,188)
Net loss to common units	(1,260)	(21,111)	(202)	(1,296)	(23,869)
Basic net loss per common unit	(0.02)	(0.32)	—	(0.02)	(0.37)
Diluted net loss per common unit	(0.02)	(0.32)	—	(0.02)	(0.37)

INDEPENDENT AUDITORS’ REPORT

To the Members of Eagle Ford Gathering LLC:

We have audited the accompanying consolidated balance sheets of Eagle Ford Gathering LLC and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

EAGLE FORD GATHERING LLC

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,001,088	$8,246,170
Accounts receivable, net
Trade	12,962,059	—
Related party	4,647,165	520
Prepaid expenses	89,688	55,265

Total current assets	19,700,000	8,301,955

Property and equipment, net	206,328,120	57,956,191
Intangible assets, net	31,816,732	—
Other assets, net	731,707	—

Total assets	$258,576,559	$66,258,146

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$11,102,884	$3,893,662
Payable to related party	8,893,976	12,148
Accrued liabilities	3,630,221	2,486,552

Total current liabilities	23,627,081	6,392,362

Deferred tax liability	35,372	—
Asset retirement obligations	277,696	—
Commitments and contingencies (Note 5)
Members’ equity	234,636,410	59,865,784

Total liabilities and members’ equity	$258,576,559	$66,258,146

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FORD GATHERING LLC

Consolidated Statements of Operations

	Year Ended December 31, 2011	Period From May 12, 2010 (Date of Inception) to December 31, 2010
Revenue:
Natural gas liquids sales	$34,139,996	$—
Natural gas liquids sales—related party	25,348,632	—
Gathering and processing fees	8,668,694	—
Gathering and processing fees—related party	10,928	—
Condensate and other	1,808,220	—

Total revenue	69,976,470	—

Costs and expenses:
Cost of natural gas and natural gas liquids	28,870,947	—
Cost of natural gas and natural gas liquids—related party	10,075,892	—
Transportation—related party	2,629,621	—
Depreciation and amortization	3,801,902	—
Operating and maintenance	1,471,158	5,497
General and administrative	412,829	92,607
Taxes other than income	223,344	—

Total costs and expenses	47,485,693	98,104

Operating income (loss)	22,490,777	(98,104)
Provision for income taxes	275,151	—

Net income (loss)	$22,215,626	$(98,104)

(1)	Exclusive of operations and maintenance and depreciation and amortization shown separately below.

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FORD GATHERING LLC

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Period From May 12, 2010 (Date of Inception) to December 31, 2010
Cash flow from operating activities:
Net income (loss)	$22,215,626	$(98,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,801,902	—
Deferred tax provision	35,372	—
Other noncash items	7,426	—
Changes in assets and liabilities:
Accounts receivable	(12,962,059)	—
Receivable from related party	(4,646,645)	—
Prepaid expenses	(34,423)	(55,265)
Accounts payable and accrued liabilities	9,185,477	465
Payable to related party	2,078,015	11,628
Accrued liabilities	319,775	446

Net cash provided by (used in) operating activities	20,000,466	(140,830)

Cash flow from investing activities:
Additions to property, plant and equipment	(145,713,720)	(51,576,888)
Additions to intangible assets	(32,355,121)	—
Other, net	(731,707)	—

Net cash used in investing activities	(178,800,548)	(51,576,888)

Cash flow from financing activities:
Equity contributions from members	171,468,000	59,963,888
Distributions to members	(18,913,000)	—

Net cash provided by financing activities	152,555,000	59,963,888

Net (decrease) increase in cash and cash equivalents	(6,245,082)	8,246,170
Cash and cash equivalents, beginning of period	8,246,170	—

Cash and cash equivalents, end of year	$2,001,088	$8,246,170

Supplemental disclosure to the Statement of Cash Flows—
Accrued capital expenditures	$5,651,453	$6,379,303

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FORD GATHERING LLC

Consolidated Statements of Members’ Equity

	Copano Eagle Ford LLC	Kinder Morgan Eagle Ford, L.L.C.	Total
Balance at May 12, 2010 (Date of Inception)	$—	$—	$—
Contributions	29,981,944	29,981,944	59,963,888
Net loss	(49,052)	(49,052)	(98,104)

Balance at December 31, 2010	29,932,892	29,932,892	59,865,784
Contributions	85,734,000	85,734,000	171,468,000
Distributions	(9,456,500)	(9,456,500)	(18,913,000)
Net income	11,107,813	11,107,813	22,215,626

Balance at December 31, 2011	$117,318,205	$117,318,205	$234,636,410

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FORD GATHERING LLC

Notes to Consolidated Financial Statements

Note 1—Organization and Business

Eagle Ford Gathering LLC (“Eagle Ford” and together with its subsidiary, Eagle Ford Crossover LLC, the “Company”) is a Delaware limited liability company. The Company was formed on May 12, 2010 as a 50/50 joint venture between Kinder Morgan Eagle Ford LLC (“Kinder Morgan”) and Copano Eagle Ford LLC (“Copano”) to develop and construct natural gas gathering facilities and to provide gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale play in south Texas. The Company began operations in August 2011 upon completion of its gathering system. Eagle Ford is funded through capital contributions from the members.

Pursuant to the operating agreement among the members, net income, contributions and distributions are allocated among the member interests in proportion to their respective equity interest. Members’ liabilities are limited to the amount of capital contributed.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes include the Company’s assets, liabilities and results of operations for each of the periods presented. All intercompany accounts and transactions are eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid cash investments with original maturities of three months or less when purchased.

Property and Equipment

Property and equipment consist of natural gas gathering systems and related equipment, and is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life for each asset. Depreciation expense for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010 was $3,263,512 and $0, respectively. Property and equipment included the following:

	Useful Lives	December 31,
		2011	2010
Property and equipment, at cost
Pipelines and equipment	20-30 years	$208,623,570	$—
Construction in progress	N/A	968,063	57,956,190

		209,591,633	57,956,190
Less accumulated depreciation and amortization		(3,263,513)	—

Property and equipment, net		$206,328,120	$57,956,190

EAGLE FORD GATHERING LLC

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

The Company amortizes existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. During 2011 and 2010, the Company did not acquire any rights-of-way with future renewals or extensions. Amortization expense was $538,389 and $0 for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010, respectively. Estimated aggregate amortization expense is approximately: $1,438,350 for 2012, $1,438,350 for 2013, $1,438,350 for 2014, $1,438,350 for 2015, $1,438,350 for 2016. Intangible assets consisted of the following:

	Useful Lives	December 31,
		2011	2010
Rights-of-way and easements	20-30 years	$32,355,122	$7,480,790
Less accumulated amortization		(538,390)	—

Intangible assets, net		$31,816,732	$7,480,790

Other Assets

Other assets consist of facility fees paid to a third party which are amortized over the contract term.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We have recorded AROs related to (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding the Company’s AROs:

ARO liability balance, May 12, 2010	$—
AROs incurred in 2010	—
Accretion for conditional obligations	—

ARO liability balance, December 31, 2010	—
AROs incurred in 2011	270,270
Accretion for conditional obligations	7,426

ARO liability balance, December 31, 2011	$277,696

At December 31, 2011 and 2010, there were no assets legally restricted for purposes of settling AROs.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2011 and 2010 result from the gathering and processing of gas for other companies in the oil and gas industry. This concentration of customers

EAGLE FORD GATHERING LLC

Notes to Consolidated Financial Statements—(Continued)

may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During 2011 and 2010, the Company had no credit losses.

During the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010, the Company’s revenue was derived from eight counterparties, of which an affiliate of an investment grade company and an affiliate of Copano accounted for 49% and 36%, respectively, of the Company’s revenue.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Revenue Recognition

The Company’s revenue is derived from fees collected for gathering and processing natural gas. Revenue is recognized once the Company can conclude that it has evidence of an arrangement, the fees are fixed or determinable, collectability is probable and delivery has occurred. The Company typically enters into long-term contracts that provide for gathering and processing fees. Gathering fees are determined on a monthly basis based upon actual volumes. The processing fees associated with the natural gas are based upon the composition of the natural gas received versus the gas specifications allowed by contract. Gathering and processing fee revenue is recognized once the gas reaches its point of receipt. The Company assesses collectability at the inception of an arrangement based upon credit ratings.

Income Taxes

Due to the Company’s limited liability status, the tax consequences of the Company pass through to the individual members. Accordingly, no provision has been made for federal or state income taxes. However, the Company is subject to the Texas margin tax, which is imposed at a maximum rate of 0.7% on our annual “margin,” as defined in the Texas margin tax statute enacted in 2007. The annual margin generally is calculated as revenues for federal income tax purposes less the “cost of the products sold” as defined in the statue. The provision for the Texas margin tax totaled $275,000 for the year ended December 31, 2011. Under the provisions of Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” the Company is required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date. Under ASC 740, taxes based on income, like the Texas margin tax, are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. The deferred tax provisions presented on the accompanying consolidated balance sheets relates to the effect of the temporary book/tax timing differences associated with depreciation.

Subsequent Events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, the Company’s management evaluated subsequent events through February 29, 2012, the issuance date of the financial statements.

EAGLE FORD GATHERING LLC

Notes to Consolidated Financial Statements—(Continued)

Note 3—New Accounting Pronouncements

The Company’s management has reviewed recently issued, but not yet adopted, accounting standards and updates in order to determine their effects, if any, on the Company’s consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the accounting literature or applied to other industries and are not expected to have a material impact on the Company’s consolidated cash flows, results of operations or financial position.

Note 4—Related Party Transactions

The Company pays Copano management fees for services as managing member of the Company and operation and administration of a portion of the Company’s natural gas gathering assets. For the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010, the Company paid management fees totaling $274,772 and $81,264, respectively, reflected in general and administrative expenses. In addition, for the Company’s capital projects managed by Copano, the Company pays Copano a capital project fee of 1% of direct project costs incurred. For the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010, the Company paid Copano fees of $840,055 and $599,639, respectively, reflected in property and equipment. For the year ended December 31, 2011 and from May 12, 2010 (date of inception) to December 31, 2010, the Company paid reimbursable costs totaling $15,529,264 and $5,765,071, respectively, to Copano for project costs paid by Copano. As of December 31, 2011 and 2010, the Company owes Copano and its affiliate $806,313 and $11,628, respectively.

The Company pays an affiliate of Kinder Morgan management fees for operation and administration of the Company’s natural gas gathering assets owned by Eagle Ford Crossover LLC. For the year ended December 31, 2011, the Company paid management fees of $47,177 to this Kinder Morgan affiliate that is reflected in general and administrative expenses. In addition, for the capital projects managed by Kinder Morgan, the Company pays Kinder Morgan a capital project fee of 1% of direct project costs incurred. For the year ended December 31, 2011, the Company paid an affiliate of Kinder Morgan a fee of $825,309 reflected in property and equipment. For the year ended December 31, 2011, the Company paid reimbursable costs totaling $91,654,210 to an affiliate of Kinder Morgan for project costs paid by it. As of December 31, 2011, the Company owes Kinder Morgan’s affiliate $8,087,663.

The Company and an affiliate of Copano are party to an agreement under which an affiliate of Copano provides natural gas processing and related services to the Company. For the year ended December 31, 2011, the Company sold $25,348,632 of natural gas liquids to an affiliate of Copano. In addition, the Company paid $2,559,307 to an affiliate of Copano for services provided during the year ended December 31, 2011 and $7,159,501 for gas purchases. As of December 31, 2011, Copano’s affiliate owes the Company $4,644,036 for services rendered under this agreement.

The Company and an affiliate of Kinder Morgan are party to an agreement under which the Kinder Morgan affiliate provides natural gas transportation and related services to the Company. For the year ended December 31, 2011, the Company paid the Kinder Morgan affiliate $357,084 for gas purchases, and $2,629,621 for transportation services. The Company received $10,928 from the Kinder Morgan affiliate for gathering services provided. As of December 31, 2011, Kinder Morgan’s affiliate owes the Company $3,128 pursuant to this agreement.

During 2011, the Company purchased approximately 16,000 feet of 24-inch pipe from an affiliate of Copano for $633,022.

EAGLE FORD GATHERING LLC

Notes to Consolidated Financial Statements—(Continued)

Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

Note 5—Commitments and Contingencies

The Company leases certain equipment periodically for use on its gathering system under month-to-month operating leases. Rental expense was $757,768 and $0 for the year ended December 31, 2011 and for the period from May 12, 2010 (date of inception) to December 31, 2010, respectively. As of December 31, 2011, the Company has no future commitments payable from operating leases.

The Company is a party to processing and product sales agreements under which our counterparties have committed firm processing capacity to the Company. Under these agreements, the Company is obligated to pay approximately $1,971,000 for 2012, $10,979,550 for 2013, $11,004,750 for 2014, $12,647,250 for 2015, $12,681,900 for 2016 and $68,202,900 thereafter to the extent the Company’s natural gas deliveries fall below the committed quantity. These commitments expire on December 31, 2021 and 2024.

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

Litigation

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceedings. In addition, management of the Company is not aware of any material legal or governmental proceedings against the Company, or contemplated to be brought against the Company, under the various environmental protection statutes to which the Company is subject, that would have a material effect on the Company’s financial position, results of operations or cash flows.

INDEPENDENT AUDITORS’ REPORT

To the Operating Member of Bighorn Gas Gathering, L.L.C.:

We have audited the accompanying balance sheets of Bighorn Gas Gathering, L.L.C. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

BIGHORN GAS GATHERING, L.L.C.

Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,013,791	$2,858,700
Accounts receivable, net:
Trade	2,472,641	2,423,694
Related parties	67,632	146,344
Prepaid expenses	8,400	20,264

Total current assets	3,562,464	5,449,002
Property and equipment, net	85,617,176	86,395,335
Other assets, net	2,228,920	2,358,788

Total assets	$91,408,560	$94,203,125

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,010,482	$852,678
Related parties	158,948	43,854
Accrued liabilities	773,672	134,443

Total current liabilities	1,943,102	1,030,975

Asset retirement obligations	308,688	268,968
Commitments and contingencies (Note 4 and 6)
Members’ equity	89,156,770	92,903,182

Total liabilities and members’ equity	$91,408,560	$94,203,125

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Gathering fee revenue	$26,961,804	$31,434,453	$34,420,933
Expenses:
Operating and maintenance	9,875,759	10,921,001	12,018,704
General and administrative	497,851	630,954	1,959,307
Recovery of doubtful accounts	(649,000)	—	—
Depreciation, amortization and impairment	5,175,809	5,320,153	6,210,800

Total expenses	14,900,419	16,872,108	20,188,811

Operating income	12,061,385	14,562,345	14,232,122
Other income:
Interest income	—	—	2,889
Other income	78,426	95,357	6,066

Total other income	78,426	95,357	8,955

Net income	$12,139,811	$14,657,702	$14,241,077

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$12,139,811	$14,657,702	$14,241,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,175,809	5,320,153	6,210,800
Accretion expense	26,897	30,880	21,644
Provision for doubtful accounts	—	(40,575)	1,418,008
Gain on disposal of assets	(9,856)	(7,500)	—
Changes in assets and liabilities:
Accounts receivable	29,765	279,785	108,913
Prepaid expenses and other	11,864	(16,421)	196,655
Accounts payable	272,898	(474,325)	(1,546,997)
Accrued liabilities	73,961	68,536	(371,301)

Net cash provided by operating activities	17,721,149	19,818,235	20,278,799

Cash flows from investing activities:
Additions to property and equipment	(3,551,931)	(1,039,454)	(5,597,786)
Additions to intangible assets	(137,760)	(525,793)	(291,374)
Proceeds from sale of assets	9,856	7,500	—

Net cash used in investing activities	(3,679,835)	(1,557,747)	(5,889,160)

Cash flows from financing activities:
Priority distributions to members	(1,217,119)	(989,885)	(1,431,833)
Distributions to members	(17,400,000)	(20,000,000)	(21,200,000)
Equity contributions from members	2,730,896	1,339,382	5,729,516

Net cash used in financing activities	(15,886,223)	(19,650,503)	(16,902,317)

Net decrease in cash and cash equivalents	(1,844,909)	(1,390,015)	(2,512,678)
Cash and cash equivalents, beginning of year	2,858,700	4,248,715	6,761,393

Cash and cash equivalents, end of year	$1,013,791	$2,858,700	$4,248,715

Supplemental disclosure to the Statements of Cash Flows—
Accrued capital expenditures	$577,811	$12,542	$173,517

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

Statements of Members’ Equity

	Common Member Interests
	Copano Pipelines/Rocky Mountains, L.L.C.	Crestone Energy Ventures, L.L.C.	Crestone Gathering Services, L.L.C.	Total
Balance at December 31, 2008	$51,284,184	$39,217,317	$10,055,722	$100,557,223
Contributions	2,707,044	2,417,979	604,493	5,729,516
Allocation of 2009 contributions	215,009	(183,467)	(31,542)	—
Distributions	(12,243,833)	(8,268,000)	(2,120,000)	(22,631,833)
Net income	7,964,547	4,995,606	1,280,924	14,241,077

Balance at December 31, 2009	49,926,951	38,179,435	9,789,597	97,895,983
Contributions	847,730	393,322	98,330	1,339,382
Allocation of 2010 contributions	(164,645)	129,035	35,610	—
Distributions	(11,189,885)	(7,800,000)	(2,000,000)	(20,989,885)
Net income	7,960,472	5,330,449	1,366,781	14,657,702

Balance at December 31, 2010	47,380,623	36,232,241	9,290,318	92,903,182
Contributions	1,443,666	1,029,784	257,446	2,730,896
Allocation of 2011 contributions	(50,909)	35,265	15,644	—
Distributions	(10,091,119)	(6,786,000)	(1,740,000)	(18,617,119)
Net income	6,787,692	4,259,850	1,092,269	12,139,811

Balance at December 31, 2011	$45,469,953	$34,771,140	$8,915,677	$89,156,770

The accompanying notes are an integral part of these financial statements.

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements

Note 1—Organization and Basis of Presentation

Bighorn Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company. The Company was formed in 1999 to construct and operate natural gas gathering lines and related facilities in Wyoming’s Powder River Basin. As of December 31, 2011 and 2010, the members’ common equity interests were owned by the following:

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

For the year ended December 31, 2011, common members contributed $2,730,896, including $103,896 from Copano related to nonconsent capital projects. The $103,896 of additional capital was reallocated to the remaining common members resulting in a $50,909 decrease in Copano’s member interest and a corresponding increase in the remaining members’ interests.

For the year ended December 31, 2010, common members contributed $1,339,382, including $335,998 from Copano related to nonconsent capital projects, of which $335,998 was allocated to the remaining common members resulting in a $164,639 decrease in Copano’s member interest and a corresponding increase in the remaining members’ interests.

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

Priority distributions related to net recovery from nonconsent capital projects are made in priority to common distributions. Once 140% of the capital contributed by consenting members has been distributed to the consenting members, net revenue from nonconsent projects is distributable as common distributions. Common member distributions are made using net cash flows from the Company’s operations, as defined in the member agreement, in proportion to the common members’ respective ownership interests. For the year ended December 31, 2011, distributions to common members totaled $18,617,119, including priority distributions to Copano of $1,217,119. For the year ended December 31, 2010, distributions to common members totaled

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

$20,989,885, including priority distributions to Copano of $989,885. For the year ended December 31, 2009, distributions to common members totaled $22,631,833, including priority distributions to Copano of $1,431,833. As noted above, net revenue from nonconsent capital projects is attributable entirely to consenting members up to 140% of the contributed capital. Allocation of the Company’s net income to each member’s capital account is computed by combining (a) the proportion of the member’s respective ownership percentage multiplied by the Company’s net income and (b) the reallocation of the excess distribution related to non-consent projects.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Gas Gathering Operations

The Company’s revenue is derived from fees collected for gathering natural gas. Revenue is recognized once the Company can conclude it has evidence of an arrangement, the fees are fixed or determinable, collectability is probable and delivery has occurred. The Company typically enters into long-term contracts that provide for per unit gathering fees. Gathering fees are determined on a monthly basis based upon actual volumes and are recognized when the gas enters the Bighorn system. The Company assesses collectability at the inception of an arrangement based upon credit ratings and prior collections history.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid cash investments with original maturities of three months or less when purchased.

Imbalances

Imbalances result when the Company’s customers either over or under-deliver natural gas to the Company’s system. In general, over or under-delivery into the Company’s system is offset by the Company’s equivalent over or under-delivery at the delivery points into the Fort Union gathering system which are then cashed out. Accordingly, at December 31, 2011 and 2010, the Company had no material gas imbalances.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures that extend the useful lives of assets are capitalized. The historical costs and related accumulated depreciation of assets retired or otherwise disposed of are written off and any resulting loss on the retirement is reflected in the current period depreciation expense. The gain or loss on sale of an asset is reflected in general and administrative expense in the period in which the asset was sold. Depreciation is provided on a straight-line basis over the estimated useful life for each asset.

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

Property and equipment consists of the following:

		December 31,
	Useful Lives	2011	2010
Vehicles	3 years	$1,058,614	$1,026,729
Computer and communication equipment	5 years	626,076	626,076
Construction in progress	N/A	2,744,477	84,793
Gathering lines and related equipment	4-30 years	123,061,684	121,751,978

		127,490,851	123,489,576
Less accumulated depreciation		(41,873,675)	(37,094,241)

Property and equipment, net		$85,617,176	$86,395,335

The Company’s policy is to capitalize major overhauls of compression equipment, the costs of which are included in gathering lines and related equipment and depreciated over a four-year period until the next expected overhaul. If the Company determines an asset will cease to be used prior to the end of its previously estimated useful life, that asset will be abandoned and depreciation estimates will be revised. For the years ended December 31, 2011, 2010 and 2009, the Company recorded abandonment charges in the amounts of $0, $0 and $1,029,394, respectively. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $4,908,181, $5,089,767 and $4,956,534, respectively.

Other Assets

Our other assets consist of rights-of-way agreements. The Company amortizes existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. Amortization expense was $267,628, $230,386 and $224,872 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated aggregate amortization expense is approximately: $272,539 for 2012, $177,315 for 2013, $149,822 for 2014, $132,976 for 2015 and $123,279 for 2016. Intangible assets consisted of the following:

	December 31,
	2011	2010
Rights-of-way, at cost	$3,495,411	$3,437,531
Less accumulated amortization for rights-of-way	(1,266,491)	(1,078,743)

Rights-of-way, net	$2,228,920	$2,358,788

For the years ended December 31, 2011 and 2010, the weighted average amortization period for rights-of-way agreements was 10 and 16 years, respectively.

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

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

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

When determining whether impairment of one of the Company’s long-lived assets has occurred, the Company must estimate the undiscounted cash flows attributable to the asset or asset group. The Company’s estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the related region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

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

Any significant variance in any of the above assumptions or factors could materially affect the Company’s cash flows, which could require the Company to record an impairment of an asset. No such impairment losses were recorded for the years ended December 31, 2011, 2010 or 2009.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We have recorded AROs related to (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding the Company’s AROs:

ARO liability balance, December 31, 2009	$238,088
AROs incurred in 2010	—
Accretion for conditional obligations	30,880

ARO liability balance, December 31, 2010	268,968
AROs incurred in 2011	12,823
Accretion for conditional obligations	26,897

ARO liability balance, December 31, 2011	$308,688

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

At December 31, 2011 and 2010, there were no assets legally restricted for purposes of settling AROs.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2011 and 2010 results from gas gathering fees earned from other companies in the oil and gas industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During the years ended December 31, 2011, 2010 and 2009, the Company recorded an allowance for doubtful accounts of $0, $0 and $1,418,008, respectively.

As of December 31, 2011, trade accounts receivable includes receivables from two customers representing 60% and 10% of total accounts receivable, and as of December 31, 2010, trade accounts receivable includes a receivable from one customer representing 65% of total accounts receivable.

For the year ended December 31, 2011, revenue includes gathering fees received from one customer representing 69% of total revenue, for the year ended December 31, 2010, revenue includes gathering fees received from two customers representing 73% and 12% of total revenue and for the year ended December 31, 2009, revenue includes gathering fees received from two customers representing 71% and 15% of total revenue.

Income Taxes

Due to the Company’s limited liability status, the tax consequences of the Company pass through to the individual members. Accordingly, no provision has been made for federal or state income taxes.

Subsequent Events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, the Company’s management evaluated subsequent events through February 29, 2012, the issuance date of the financial statements.

Note 3—New Accounting Pronouncements

The Company’s management has reviewed recently issued, but not yet adopted, accounting standards and updates in order to determine their effects, if any, on the Company’s consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the accounting literature or applied to other industries and are not expected to have a material impact on the Company’s consolidated cash flows, results of operations or financial position.

Note 4—Lease Commitments

The Company leases certain equipment, including equipment from related parties (see Note 5), for use on its gathering system under month-to-month and long term operating leases. For the years ended December 31, 2011,

BIGHORN GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

2010 and 2009, rent expense totaled $2,633,230, $3,530,611 and $4,541,653, respectively. As of December 31, 2011, commitments under the Company’s operating leases are payable as follows: 2012 – $853,800; 2013 and thereafter – $0. At the end of the current lease terms, substantially all leases convert to month-to-month leases.

Note 5—Related-Party Transactions

During the years ended December 31, 2011, 2010 and 2009, gathering services provided to Copano accounted for approximately 0%, 0% and 1%, respectively, of the Company’s total revenue. During the years ended December 31, 2011, 2010 and 2009, gathering services provided to Crestone Energy accounted for approximately 1%, 1% and 1%, respectively, of the Company’s total revenue.

As of December 31, 2011 and 2010, accounts receivable include $65,731 and $29,265, respectively, for gathering services provided to Crestone Energy.

Beginning May 1, 2009, the Company began leasing compressors for use on its gathering system from Copano Field Facilities/Rocky Mountains, LLC, an indirect wholly-owned subsidiary of Copano. During the years ended December 31, 2011, 2010 and 2009, the Company reflected in operating and maintenance expenses $1,419,207, $1,766,156 and $980,901, respectively, related to these leases. As of December 31, 2011 and 2010, there were no amounts due to Copano Field Facilities/Rocky Mountains, LLC.

Beginning in September 2011, the Company entered into lease agreements with an affiliate of Crestone Energy for compressors. Included in operating and maintenance expenses for the year ended December 31, 2011 is $33,600 related to these leases. At December 31, 2011, there are no amounts due under these lease agreements.

The Company pays Copano management fees related to the operation and administration of the Company’s gathering system. For the years ended December 31, 2011, 2010 and 2009, the Company reflected in operating and maintenance expenses and general and administrative expenses management fees totaling $385,680, $555,660 and $356,580, respectively, and reimbursable costs totaling $2,382,458, $2,473,070 and $3,120,890, respectively.

As of December 31, 2011 and 2010, the Company had accounts payable to Copano of $158,948 and $43,854, respectively, and accounts receivable from Copano of $1,901 and $3,330, respectively, related to management fees and reimbursements of expenses.

Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

Note 6—Commitments and Contingencies

Regulatory Compliance

In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our financial position, results of operations or cash flows.

Litigation

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceedings. In addition, management of the Company is not aware of any material legal or governmental proceedings against the Company, or contemplated to be brought against the Company, under the various environmental protection statutes to which the Company is subject, that would have a material effect on the Company’s financial position, results of operations or cash flows.

INDEPENDENT AUDITORS’ REPORT

To the Operating Member of Fort Union Gas Gathering, L.L.C.:

We have audited the accompanying balance sheets of Fort Union Gas Gathering, L.L.C. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Houston, Texas
February 29, 2012

FORT UNION GAS GATHERING, L.L.C.

Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,904,132	$8,784,850
Accounts receivable:
Trade	121,412	1,216,693
Related parties	6,731,270	5,726,927

Total current assets	14,756,814	15,728,470
Property and equipment, net	194,188,974	202,163,789
Other assets, net	1,995,437	2,260,261

Total assets	$210,941,225	$220,152,520

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$103,524	$28,829
Related parties	663,531	875,027
Current portion of long-term debt	13,752,000	13,752,000
Interest rate swap agreements	1,628,590	2,079,619
Accrued liabilities	3,211,724	3,208,668

Total current liabilities	19,359,369	19,944,143

Long-term debt	58,446,000	72,198,000
Interest rate swap agreements	640,504	1,885,154
Asset retirement obligations	131,466	119,514
Commitments and contingencies (Note 7)
Members’ equity	132,363,886	126,005,709

Total liabilities and members’ equity	$210,941,225	$220,152,520

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Revenue:
Gathering fees	$39,516,624	$42,696,022	$46,874,579
Treating fees	19,272,085	15,914,920	16,138,875

Total revenue	58,788,709	58,610,942	63,013,454

Expenses:
Operating and maintenance	6,349,395	6,789,417	6,168,905
General and administrative	750,626	684,023	688,894
Depreciation and amortization	7,991,306	7,739,030	8,180,001

Total expenses	15,091,327	15,212,470	15,037,800

Operating income	43,697,382	43,398,472	47,975,654
Other income (expense):
Interest income	3,273	5,379	10,006
Interest and other financing costs	(2,042,478)	(3,920,639)	(3,519,010)

Total other income (expense)	(2,039,205)	(3,915,260)	(3,509,004)

Net income	$41,658,177	$39,483,212	$44,466,650

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$41,658,177	$39,483,212	$44,466,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,991,306	7,739,030	8,180,001
Amortization of debt issue costs	179,721	179,721	346,066
Net change in interest rate swaps	(1,695,679)	(125,525)	(1,304,322)
Accretion expense	11,952	23,339	—
Loss on sale of assets	47,029	—	—
Changes in assets and liabilities:
Accounts receivable	90,938	(2,350,959)	192,227
Prepaid expenses and other	—	—	193,262
Accounts payable	(136,801)	(1,110,826)	558,530
Accrued liabilities	3,056	2,153,662	671,156

Net cash provided by operating activities	48,149,699	45,991,654	53,303,570

Cash flow from investing activities:
Additions to property, plant and equipment	—	(2,602,024)	(3,150,160)
Proceeds from sale of property and equipment	21,583	810,191	—

Net cash provided by (used in) investing activities	21,583	(1,791,833)	(3,150,160)

Cash flow from financing activities:
Repayments on long-term debt	(13,752,000)	(13,752,000)	(17,407,115)
Distributions to members	(35,300,000)	(31,500,000)	(37,050,000)
Equity contributions from members	—	2,090,886	2,577,555

Net cash used in financing activities	(49,052,000)	(43,161,114)	(51,879,560)

Net (decrease) increase in cash and cash equivalents	(880,718)	1,038,707	(1,726,150)
Cash and cash equivalents, beginning of year	8,784,850	7,746,143	9,472,293

Cash and cash equivalents, end of year	$7,904,132	$8,784,850	$7,746,143

Supplemental disclosure to the Statements of Cash Flows –
Cash paid for interest, net of amount capitalized	$3,667,212	$4,127,489	$3,979,350

Accrued capital expenditures	$—	$—	$1,960,911

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Members’ Equity

	Copano Pipelines/Rocky Mountains, L.L.C.	Crestone Powder River, L.L.C.	Western Gas Wyoming, L.L.C.	WPX Energy Rocky Mountain, L.L.C.	Total
Balance at December 31, 2008	$39,239,214	$39,239,214	$15,689,331	$11,769,647	$105,937,406
Contributions	954,726	954,726	381,737	286,366	2,577,555
Distributions	(13,723,320)	(13,723,320)	(5,487,105)	(4,116,255)	(37,050,000)
Net income	16,470,448	16,470,448	6,585,510	4,940,244	44,466,650

Balance at December 31, 2009	42,941,068	42,941,068	17,169,473	12,880,002	115,931,611
Contributions	774,465	774,465	309,659	232,297	2,090,886
Distributions	(11,667,600)	(11,667,600)	(4,665,150)	(3,499,650)	(31,500,000)
Net income	14,624,582	14,624,582	5,847,463	4,386,585	39,483,212

Balance at December 31, 2010	46,672,515	46,672,515	18,661,445	13,999,234	126,005,709
Distributions	(13,075,120)	(13,075,120)	(5,227,930)	(3,921,830)	(35,300,000)
Net income	15,430,189	15,430,189	6,169,576	4,628,223	41,658,177

Balance at December 31, 2011	$49,027,584	$49,027,584	$19,603,091	$14,705,627	$132,363,886

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements

Note 1—Organization

Fort Union Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company. The Company was formed in 1999 to construct and operate a natural gas gathering system in Wyoming’s Powder River Basin. The members’ interests of the Company at December 31, 2011 and 2010 are as follows:

Copano Pipelines/Rocky Mountains, L.L.C. (“Copano”)	37.04%
Crestone Powder River, L.L.C. (“Crestone”)	37.04
Western Gas Wyoming, L.L.C. (“Western”)	14.81
WPX Energy Rocky Mountain, L.L.C. (“WPX”) (formerly Williams Production RMT Company L.L.C.)	11.11

100.00%

Pursuant to the operating agreement among the members, net income and distributions are allocated among the member interests in proportion to their respective equity interest. Members’ liabilities are limited to the amount of capital contributed.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Imbalances

Imbalances represent differences between gas receipts from customers (shippers) and gas deliveries to pipelines. Natural gas imbalances are settled in natural gas volumes, subject to the various contract terms. The Company values gas imbalances at the appropriate market price. The pipelines into which the Company delivers

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

the majority of transported volumes settle all imbalances on a monthly basis. The Company in turn settles all imbalances with shippers on the Company’s system on a monthly basis. At December 31, 2011 and 2010, the Company had an imbalance receivable of $1,964 and $1,004,736, respectively.

Fuel

The Company is entitled to recoup fuel costs from shippers based upon actual fuel used in operations. The Company collects fuel charges based upon estimated fuel costs, which are adjusted periodically to account for differences between estimated fuel charges and actual fuel used. Accumulated differences are recorded as a receivable from or liability to the shippers. The Company records receivables and payables based upon the fair market price of fuel in the month in which the differences were generated. As the fuel rates are adjusted to account for historical differences, the Company reduces the receivable or payable at the current month average price. At December 31, 2011 and 2010, the Company had net fuel payables of $2,008,604 and $1,907,748, respectively, which are included in accrued liabilities on the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Expenditures that extend the useful lives of the assets are capitalized. The historical costs and related accumulated depreciation of assets retired or otherwise disposed of are written off and any resulting loss on the retirement is reflected in the current period depreciation expense. The gain or loss on sale of an asset is reflected in general and administrative expense in the period in which the asset was sold. Depreciation is provided on a straight-line basis over the estimated useful life for each asset. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $7,906,202, $7,653,926 and $8,084,892, respectively.

Property and equipment included the following:

		December 31,
	Useful Lives	2011	2010
Gathering lines and related equipment	30 years	$238,402,713	$238,478,151
Computers and communication equipment	3–5 years	6,742	6,742

		238,409,455	238,484,893
Less accumulated depreciation		(44,220,481)	(36,321,104)

Property and equipment, net		$194,188,974	$202,163,789

The Company capitalizes interest on major projects during extended construction time periods. The Company capitalized $0, $337,111 and $0 of interest related to projects during the years ended December 31, 2011, 2010 and 2009, respectively.

Other Assets

Other assets consist of costs associated with securing debt and rights-of-way agreements.

	December 31,
	2011	2010
Debt issuance costs	$1,078,324	$3,157,794
Less accumulated amortization	(838,696)	(2,738,447)
Rights-of-way	2,552,126	2,552,126
Less accumulated amortization	(796,317)	(711,212)

Other assets, net	$1,995,437	$2,260,261

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

The Company amortizes the cost of securing debt using a method which approximates the effective interest method. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $179,721, $179,721 and $346,066, respectively, of amortization of deferred financing costs as interest expense.

The Company amortizes existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets. Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method. During the years ended December 31, 2011, 2010 and 2009, amortization expense related to rights-of-way agreements was $85,104, $85,104 and $95,109, respectively. For the years ended December 31, 2011 and 2010, the weighted average amortization period for rights-of-way agreements was 20 and 21 years, respectively. Estimated aggregate amortization expense is approximately $85,000 for 2012, $85,000 for 2013, $85,000 for 2014, $85,000 for 2015 and $85,000 for 2016.

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

When determining whether impairment of one of the Company’s long-lived assets has occurred, the Company must estimate the undiscounted cash flows attributable to the asset or asset group. The Company’s estimate of cash flows is based on assumptions regarding the asset, including future commodity prices and estimated future natural gas production in the related region (which is dependent in part on commodity prices). Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in which the Company’s assets are located;

•	the availability and prices of natural gas supply;

•	improvements in exploration and production technology;

•	the finding and development cost for producers to exploit reserves in a particular area;

•	the Company’s ability to negotiate favorable agreements with producers and customers;

•	the Company’s dependence on certain significant customers, producers, gatherers and transporters of natural gas;

•	availability of downstream natural gas and natural gas liquids markets; and

•	competition from other midstream service providers, including major energy companies.

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

Any significant variance in any of the above assumptions or factors could materially affect the Company’s cash flows, which could require the Company to record an impairment of an asset. No such impairment losses were recorded for the years ended December 31, 2011, 2010 or 2009.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset. When an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss on settlement. We have recorded AROs related to (i) rights-of-way and easements over property we do not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding the Company’s AROs:

ARO liability balance, December 31, 2009	$96,175
AROs incurred in 2010	—
Accretion for conditional obligations	23,339

ARO liability balance, December 31, 2010	119,514
AROs incurred in 2011	—
Accretion for conditional obligations	11,952

ARO liability balance, December 31, 2011	$131,466

At December 31, 2011 and 2010, there were no assets legally restricted for purposes of settling AROs.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, debt and interest rate swaps. Except for debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. Interest rate swap liabilities are recorded at fair value in the accompanying balance sheets. At December 31, 2011 and 2010, the fair value of the Company’s debt, based on similar debt transactions and market information, was estimated to be $71,604,253 and $84,823,463, respectively.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2011 and 2010 result from the gathering and treating of gas for other companies in the oil and gas industry. This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk. During the years ended December 31, 2011, 2010 and 2009, credit losses were not significant. See Note 6.

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

Income Taxes

Due to the Company’s limited liability status, the tax consequences of the Company pass through to the individual members. Accordingly, no provision has been made for federal or state income taxes.

Derivative Financial Instruments

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, the Company recognizes derivative financial instruments in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized in current earnings. See Note 4.

Subsequent Events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading. In the preparation of these financial statements, the Company’s management evaluated subsequent events through February 29, 2012, the issuance date of the financial statements.

Note 3—New Accounting Pronouncements

The Company’s management has reviewed recently issued, but not yet adopted, accounting standards and updates in order to determine their effects, if any, on the Company’s consolidated results of operations, financial position and cash flows. Most of the recent updates represented technical corrections to the accounting literature or applied to other industries and are not expected to have a material impact on the Company’s consolidated cash flows, results of operations or financial position.

Note 4—Interest Rate Swap Agreements

The Company’s interest rate exposure results from variable rate borrowings under its debt agreements. The Company manages a portion of its interest rate exposure by utilizing interest rate swaps, which allows the Company to convert a portion of variable rate debt into fixed rate debt. At December 31, 2011 and 2010, the Company held notional amounts of $47,880,000 and $57,000,000, respectively, in interest rate swaps. The fixed rates on these agreements range from 4.235% to 4.248% and they mature April 2013.

The fair value of these interest rate swaps is determined based on the amount at which the fixed interest rate differs from the quoted market rate. As of December 31, 2011 and 2010, the fair values of these interest rate swaps were a liability of $2,269,094 and $3,964,773, respectively. Changes in the fair value of unsettled interest rate swaps and realized losses on settled positions are recorded as interest expense. During the years ended December 31, 2011, 2010 and 2009, the Company paid settlements of $2,151,699, $2,484,712 and $2,030,378, respectively, under these swap agreements.

ASC 820 “Fair Value Measurement” and ASC 815 “Disclosures about Derivative Instruments and Hedging Activities”

The Company recognizes the fair value of its assets and liabilities that require periodic re-measurement as necessary based upon the requirements of ASC 820. This standard defines fair value, expands disclosure requirements with respect to fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. “Inputs” are the assumptions that a market participant would use in valuing the asset or liability. Observable inputs reflect market data, while unobservable inputs reflect management’s market assumptions. The three levels of the fair value hierarchy established by ASC 820 are as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those for which fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Level 2 derivative contracts are based on observable market prices (3-month LIBOR interest rate curves) incorporating discount rates and credit risk. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value of assets and liabilities and their placement with the fair value hierarchy levels.

	Fair Value Measurement on Hedging Instruments(a)
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate derivatives:
Short-term—Not designated(b)	$—	$1,628,590	$—	$1,628,590	$—	$2,079,619	$—	$2,079,619
Long-term—Not designated(c)	—	640,504	—	640,504	—	1,885,154	—	1,885,154

Total	$—	$2,269,094	$—	$2,269,094	$—	$3,964,773	$—	$3,964,773

Total designated	$—	$—	$—	$—	$—	$—	$—	$—

Total not designated	$—	$2,269,094	$—	$2,269,094	$—	$3,964,773	$—	$3,964,773

(a)	Instruments re-measured on a recurring basis
(b)	Included on the balance sheets as a current liability under the heading of “Interest rate swap agreements”
(c)	Included on the balance sheets as a noncurrent liability under the heading of “Interest rate swap agreements”

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations
Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Loss Recognized in Income on Derivative	Statements of Operations Location
Year ended December 31, 2011
Interest rate	$456,020	Interest and other financing costs

Total	$456,020

Year ended December 31, 2010
Interest rate	$2,359,187	Interest and other financing costs

Total	$2,359,187

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

Note 5—Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
Term loan, with principal payments and interest due quarterly; interest payable at the prime rate plus 0.5% or LIBOR plus 1.5% (1.93% and 1.79% at December 31, 2011 and 2010, respectively)
Balloon payment of $55,068,165 due April 2013	$72,198,000	$85,950,000
Less current portion of long-term debt	(13,752,000)	(13,752,000)

Long-term debt	$58,446,000	$72,198,000

The Company’s debt is secured by its fixed assets. The credit agreement for the Company’s debt includes covenants and restrictions. The Company must maintain a certain debt service ratio and must submit written notice to the banks for distribution to members and reimbursement of administrative and management fees. The Company is in compliance with the financial covenants under the credit agreement as of December 31, 2011.

Future maturities of long-term debt at December 31, 2011 are as follows:

Year Ending December, 31:
2012	$13,752,000
2013	58,446,000

$72,198,000

Note 6—Related Party Transactions

As of December 31, 2011, related party accounts receivable include receivables from three members (or their affiliates) representing 77%, 18% and 3%, of total accounts receivable. As of December 31, 2010, related party accounts receivable include receivables from three members (or their affiliates) representing 51%, 30% and 1% of total accounts receivable. At December 31, 2011 and 2010, accounts receivable includes $6,731,269 and $5,726,927, respectively, due from these members (or their affiliates).

Substantially all of the Company’s revenues are from the Company’s members or their affiliates. The portion of revenue that included gathering and treating fees from the members and affiliates is as follows:

	December 31,
	2011	2010	2009
Copano	10%	9%	13%
Crestone	4	5	13
Western	36	49	35
WPX	49	35	33

Total	99%	98%	94%

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements—(Continued)

The Company purchases certain services from Western, Crestone and Copano. These services include operation, management and administrative services related to the gathering system. For the year ended December 31, 2011, the Company incurred $4,964,208 for reimbursement of actual expenses paid by Western, $341,100 for reimbursement of actual expenses paid by Crestone and $1,480,940 for reimbursement of actual expenses paid by Copano. For the year ended December 31, 2010, the Company incurred $5,209,926 for reimbursement of actual expenses paid by Western, $338,388 for reimbursement of actual expenses paid by Crestone and $891,754 for reimbursement of actual expenses paid by Copano. For the year ended December 31, 2009, the Company incurred $4,896,181 for reimbursement of actual expenses paid by Western, $316,248 for reimbursement of actual expenses paid by Crestone and $1,418,708 for reimbursement of actual expenses paid by Copano.

Accounts payable due to related parties at December 31, 2011 and 2010 include $663,531 and $875,027, respectively, due to members (or their affiliates) for capital expenditures and services rendered.

During the years ended December 31, 2011, 2010 and 2009, the Company reimbursed Western $0, $2,698,199 and $3,150,160, respectively, for capital expenditures paid by Western on behalf of the Company related to the Company’s pipeline expansion.

During 2010, the Company sold approximately 20,000 feet of 24-inch pipe to a subsidiary of Copano for $810,191.

Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

Note 7—Commitments and Contingencies

The Company has various operating leases for office facilities and equipment, which all have month-to-month terms. Total rental expense included in operating expense for the years ended December 31, 2011, 2010 and 2009 was $232,075, $236,316 and $71,961, respectively.

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

Exhibit Index

Number	Description
3.1	Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 30, 2004).

3.2	Certificate of Amendment to Certificate of Formation of Copano Energy Holdings, L.L.C. (now Copano Energy, L.L.C.) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 30, 2004).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 21, 2010).

3.4	Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Copano Energy, L.L.C. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 22, 2010).

4.1	Indenture, dated May 16, 2008, among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 19, 2008).

4.2	Form of Global Note representing 7.75% Senior Notes due 2018 (included in 144A/Regulation S Appendix to Exhibit 4.3 above).

4.3	Series A Convertible Preferred Unit Purchase Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 22, 2010).

4.4	Registration Rights Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 22, 2010).

4.5	Director Designation Agreement, dated July 21, 2010, by and between Copano Energy, L.L.C. and TPG Copenhagen, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 22, 2010).

4.6	Indenture, dated April 5, 2011, by and among Copano Energy, L.L.C., Copano Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 5, 2011).

4.7	First Supplemental Indenture, dated April 5, 2011, to the Indenture, dated April 5, 2011, by and among Copano Energy, L.L.C., Copano Energy Finance Corporation, The Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 5, 2011).

4.8	Form of Global Note representing 7.125% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.7 above).

10.1	Amended and Restated Copano Energy, L.L.C. Long-Term Incentive Plan (incorporated by reference Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2011).

10.2	Employment Agreement between CPNO Services, L.P. and James E. Wade dated April 5, 2010 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2011).

10.3	Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated April 9, 2003 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

10.4	First Amendment to Employment Agreement between Copano/Operations, Inc., R. Bruce Northcutt and the Copano Controlling Entities, dated July 30, 2004 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

Number	Description
10.5	Assignment and Assumption Agreement between Copano/Operations, Inc. and CPNO Services, L.P. effective January 1, 2005 with respect to Employment Agreement between Copano/Operations, Inc., R Bruce Northcutt and the Copano Controlling Entities, as amended (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).

10.6	Second Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective March 1, 2005 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2005).

10.7	Third Amendment to Employment Agreement between CPNO Services, L.P., R. Bruce Northcutt and the Copano Controlling Entities, effective November 18, 2008 (incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed November 25, 2008).

10.8	Retirement, Release and Consulting Services Agreement between Copano Energy, L.L.C. and John A. Raber, effective as of August 2, 2010 (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 30, 2010).

10.9	Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of August 1, 2005 (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.10	First Amendment to Employment Agreement between ScissorTail Energy, L.L.C. and Sharon Robinson dated as of December 31, 2008 incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed February 27, 2009).

10.11	2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).

10.12	2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).

10.13	2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).

10.14	2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).

10.15	Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.16	Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.17	2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).

10.18	2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).

10.19	2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).

10.20	November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).

10.21	2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).

10.22	2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).

10.23	2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).

Number	Description
10.24	2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).

10.25	2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).

10.26	2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25 2008).

10.27	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).

10.28	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 18, 2009).

10.29	Form of Performance-Based Phantom Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2010).

10.30	Form of Restricted Unit Award Agreement (Director Pursuant to Contract) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 23, 2010).

10.31	Amended and Restated Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 23, 2010).

10.32	2012 Administrative Guidelines for Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 21, 2012).

10.33	Copano Energy, L.L.C. Deferred Compensation Plan dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).

10.34	Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).

10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).

10.36	Copano Energy, L.L.C. Amended and Restated Change in Control Severance Plan effective August 25, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 31, 2010).

10.37	Lease Agreement dated as of October 17, 2000, between Plow Realty Company of Texas and Texas Gas Plants, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

10.38	Lease Agreement dated as of December 3, 1964, between The Plow Realty Company of Texas and Shell Oil Company (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

10.39	Lease Agreement dated as of January 1, 1944, between The Plow Realty Company of Texas and Shell Oil Company, Incorporated (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1/A filed October 12, 2004).

10.40	Second Amended & Restated Credit Agreement dated June 10, 2011, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, BNP Paribas and Royal Bank of Canada as Co-Documentation Agents, and other Lenders Party hereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2011).

21.1*	List of Subsidiaries.

Number	Description
23.1*	Consent of Deloitte & Touche LLP.

31.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2**	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.SCH*	XBRL Schema Document.

*	Filed herewith.
**	Furnished herewith.
†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.