Form 10-K/A
period 2012-12-31
Copano Energy, L.L.C.
filed 2013-03-27
CIK 1297067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number:  001-32329

COPANO ENERGY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	51-0411678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Smith Street, Suite 2300
Houston, Texas 77002	(713) 621-9547
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited	The NASDAQ Global Select Market
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

Explanatory Note

Unless the context requires otherwise, references to “Copano,” “we,” “our,” “us” or like terms refer to Copano Energy, L.L.C., its subsidiaries and entities it manages or operates.

As previously disclosed, on January 29, 2013, we announced a definitive merger agreement with Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), under which Kinder Morgan will acquire all of Copano’s outstanding equity in a unit-for-unit transaction with an exchange ratio of 0.4563 Kinder Morgan units per Copano unit.  The transaction is valued at approximately $5 billion (including the assumption of debt) based on the closing price for Kinder Morgan’s units on January 29, 2013.  Our board of directors and Kinder Morgan’s board of directors have approved the merger agreement, and we have agreed to submit the merger agreement to a vote of our unitholders and to recommend that unitholders approve the merger agreement.  We will not hold an annual meeting of our unitholders in 2013 if the merger is completed.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 (the “Original Filing”). We are filing this Amendment to:

•                  amend Part III of the Original Filing to include the information required by and not included in the Original Filing because we do not expect to file our definitive annual meeting proxy statement within 120 days of the end of our fiscal year ended December 31, 2012;

•                  amend Parts II and IV to add, as required by Rule 3-09(b)(1) promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”), the audited annual financial statements of one of our significant equity investments, Fort Union Gas Gathering, L.L.C., which were not available at the time of the Original Filing; and

•                  amend Part IV to include a revised Index of Exhibits and to add as exhibits certain new certifications in accordance with Exchange Act Rule 13a-14(a).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 1, 2013.

PART II

Item 8.  Financial Statements and Supplementary Data

The Independent Auditors’ Report and financial statements of Fort Union Gas Gathering, L.L.C. required under this Item are set forth beginning on pages F-1 of this Amendment and are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Name	Age	Director Since
James G. Crump	72	2004
Ernie L. Danner	58	2004
Scott A. Griffiths	58	2004
Michael L. Johnson	62	2004
Michael G. MacDougall	42	2010
R. Bruce Northcutt(1)	53	2009
T. William Porter	71	2004
William L. Thacker(2)	67	2004

(1)         President and Chief Executive Officer

(2)         Chairman of the Board

James G. Crump joined our Board of Directors upon completion of our initial public offering in November 2004. Mr. Crump is the Chairman of the Audit Committee and a member of the Conflicts Committee. He is also a member of the board of directors of Exterran GP, LLC, the general partner of the general partner of Exterran Partners, L.P. (a compression services company). Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers & Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner of PricewaterhouseCoopers. Mr. Crump holds a Bachelor of Business Administration degree in Accounting from Lamar University.

We believe that Mr. Crump’s expertise with accounting principles and financial reporting regulations, evaluating financial results and generally overseeing the financial reporting processes of a public company, both from an independent auditor’s perspective and as a public company director, make him a valuable asset to our Board.

Ernie L. Danner joined our Board of Directors upon completion of our initial public offering in November 2004, and is a member of the Audit and Conflicts Committees. Mr. Danner has also served as a Managing Director of SCF Partners, a private equity firm focused on oil service investments, since October 2012.  Mr. Danner served as President and Chief Executive Officer of Exterran Holdings, Inc. (formerly Universal Compression Holdings, Inc., a compression services company, which became Exterran Holdings, Inc. following a merger with Hanover Compression Company in August 2007) from July 2009 to October 2011, and as a member of its board of directors from 1998 to October 2011. He also served as President, Chief Executive Officer and a director of Exterran GP LLC, the general partner of the general partner of Exterran Partners, L.P. Mr. Danner joined Universal Compression in 1998 as its Chief Financial Officer. He holds a Bachelor of Arts degree and a Master of Arts degree in Accounting from Rice University.

We believe that Mr. Danner’s extensive executive experience demonstrates his leadership capability and business acumen and enables him to contribute valuable insight regarding complex financial, operational and strategic issues in our industry.

Scott A. Griffiths joined our Board of Directors in December 2004. Mr. Griffiths is the Chairman of the Compensation Committee and a member of the Nominating and Governance Committee. He is also a member of the board of directors of Energy Partners, Ltd. (an independent oil and natural gas exploration and production company). Mr. Griffiths served as Senior Vice President and Chief Operating Officer of Hydro Gulf of Mexico, LLC from December 2005 to December 2006. From 2003 through December 2005, Mr. Griffiths served as Executive Vice President and Chief Operating Officer of Spinnaker Exploration Company. From 2002 to 2003, Mr. Griffiths served as Senior Vice President, Worldwide Exploration for Ocean Energy, Inc. Mr. Griffiths joined Ocean following the 1999 merger of Ocean and Seagull Energy Corporation, where he served as Vice President, Domestic Exploration. He holds a Bachelor of Science degree in Geology from the University of New Mexico and a Master of Arts degree in Geology from Indiana University.

Mr. Griffiths is an experienced operational leader with extensive upstream industry expertise, which contributes valuable knowledge and perspective to our Board.

Michael L. Johnson joined our Board of Directors in December 2004. Mr. Johnson is Chairman of the Conflicts Committee and a member of the Audit Committee. Mr. Johnson began his career in 1975 with Conoco Inc. and most recently served as Chairman and Chief Executive Officer of Conoco Gas and Power from 1997 until his retirement in 2002. Mr. Johnson holds a Bachelor of Science degree in Geology from New Mexico State University, a Master of Arts degree in Geochemistry from Rice University and an Master of Science degree in Management, Sloan Fellow, from the Alfred P. Sloan School of Business, Massachusetts Institute of Technology.

Mr. Johnson’s operational expertise in both the midstream and upstream industries, combined with his executive experience, enables him to provide our Board with valuable insight on operational and strategic matters.

Michael G. MacDougall joined our Board of Directors in July 2010. Mr. MacDougall is a partner with TPG (as defined below) and leads the firm’s global energy and natural resources investing practice. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the principal investment area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. He is a director of Energy Future Holdings Corp., (a retail energy company), Graphic Packaging Holding Company (a packaging manufacturer), Kraton Performance Polymers, Inc., (an engineered polymers manufacturer), Nexeo Solutions Holdings, LLC (a chemical distribution company) and Northern Tier Energy LLC (an independent downstream energy company). He is also a director of the general partner of Valerus Compression Services, L.P. (a compression services company). Mr. MacDougall received his Bachelors of Business Administration degree, with highest honors, from The University of Texas at Austin and received his Masters of Business Administration degree, with distinction, from Harvard Business School.

Mr. MacDougall’s extensive transactional and investment banking experience, his experience as a private equity investor and his experience as a director of other public companies enable Mr. MacDougall to provide valuable insight regarding complex financial and strategic issues in our industry.

Upon closing of our sale of preferred units to TPG Copenhagen, L.P., or TPG Copenhagen, an affiliate of TPG Capital, L.P. (together with its affiliates, TPG), we entered into a director designation agreement giving TPG Copenhagen the right to designate a member of our Board. TPG Copenhagen selected Mr. MacDougall as its director designee. We are required, pursuant to the terms of the director designation agreement, to nominate Mr. MacDougall for re-election to the Board at each annual meeting of unitholders unless TPG Copenhagen’s ownership of Copano securities falls below specified levels or certain other specified resignation events occur.

R. Bruce Northcutt joined our Board of Directors in November 2009. Mr. Northcutt has served as our President and Chief Executive Officer since November 2009 and was President and Chief Operating Officer from April 2003 until November 2009. Mr. Northcutt served as President of El Paso Global Networks Company from November 2001 until April 2003; Managing Director of El Paso Global Networks Company from April 1999 until November 2001 and Vice President, Business Development of El Paso Gas Services Company from January 1998 until April 1999. From 1988 until 1998, Mr. Northcutt held positions with various levels of responsibility at El Paso Energy and its predecessor, Tenneco Energy, including supervision of pipeline supply and marketing as well as regulatory functions. He began his career with Tenneco Oil Exploration and Production in 1982, working in the areas of drilling and production engineering. Mr. Northcutt holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University, and is a Registered Professional Engineer in the State of Texas.

Mr. Northcutt brings nearly 30 years of energy industry experience to his roles as director and leader of our management team, and he is well positioned to provide critical insight and guidance to the Board from the perspective of our daily operations.

T. William Porter joined our Board of Directors upon completion of our initial public offering in November 2004. Mr. Porter is the Chairman of the Nominating and Governance Committee and a member of the Compensation Committee. Mr. Porter is Chairman Emeritus and a retired partner of Porter & Hedges, L.L.P., a Houston law firm formed in 1981. He was a partner of that firm from its founding until his retirement in December 2009 and also served as Chairman of that firm for the ten years then ended. He also serves as a director of Helix Energy Solutions Group, Inc., an offshore energy services company.  Mr. Porter holds a Bachelor of Business Administration degree in Finance from Southern Methodist University and Bachelor of Law degree from Duke University.

Mr. Porter’s 45 years of legal practice, his leadership role within his own profession and his extensive experience advising companies in the energy industry on corporate and securities law matters enable him to provide valuable knowledge and perspective to our Board.

William L. Thacker was elected Chairman of the Board in November 2009 and has served on our Board of Directors since completion of our initial public offering in November 2004. Mr. Thacker is a member of the Compensation and Nominating and Governance Committees. Mr. Thacker serves on the boards of Kayne Anderson Energy Development Company and Kayne Anderson Midstream Energy Fund (closed-end funds that invest in midstream companies and master limited partnerships). Mr. Thacker joined Texas Eastern Products Pipeline Company (the general partner of TEPPCO Partners, L.P.) in September 1992 as President, Chief Operating Officer and director. He was elected Chief Executive Officer in January 1994. In March 1997, he was named to the additional position of Chairman of the Board, which he held until his retirement in May 2002. Prior to joining Texas Eastern Products Pipeline Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992. Mr. Thacker is past Chairman of the Executive Committee of the Association of Oil Pipelines, has served as a member of the board of directors of the American Petroleum Institute, and has actively participated in many energy-related organizations during his 35-year career in the energy industry. Mr. Thacker holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and a Masters of Business Administration degree from Lamar University.

Mr. Thacker’s extensive management experience in the energy industry, including in executive and board leadership positions, provides him with financial knowledge, business acumen and leadership capabilities that make him well-suited to serve as our Chairman.

Executive Officers

Certain information concerning Copano’s executive officers as of the date of this Amendment is set forth below.

Name	Age	Position with Our Company
R. Bruce Northcutt	53	President and Chief Executive Officer
Douglas L. Lawing	52	Executive Vice President, General Counsel and Secretary
Carl A. Luna	43	Senior Vice President and Chief Financial Officer
Bryan W. Neskora	47	Senior Vice President and Chief Operating Officer
Lari Paradee	49	Senior Vice President, Controller and Principal Accounting Officer
Sharon J. Robinson	53	Senior Vice President; President and Chief Operating Officer, Oklahoma and Rocky Mountains
James E. Wade	52	Senior Vice President; President and Chief Operating Officer, Texas
John N. Goodpasture	64	Senior Vice President, Corporate Development

R. Bruce Northcutt, Director, President and Chief Executive Officer, has served in his current capacity since November 2009 and was President and Chief Operating Officer from April 2003 until November 2009. Mr. Northcutt served as President of El Paso Global Networks Company from November 2001 until April 2003;

Managing Director of El Paso Global Networks Company from April 1999 until November 2001 and Vice President, Business Development of El Paso Gas Services Company from January 1998 until April 1999. From 1988 until 1998, Mr. Northcutt held positions with various levels of responsibility at El Paso Energy and its predecessor, Tenneco Energy, including supervision of pipeline supply and marketing as well as regulatory functions. He began his career with Tenneco Oil Exploration and Production in 1982, working in the areas of drilling and production engineering. Mr. Northcutt holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University, and is a Registered Professional Engineer in the State of Texas.

Douglas L. Lawing, Executive Vice President, General Counsel and Secretary, has served in his current capacity since August 2009 and was Senior Vice President, General Counsel and Secretary from November 2007 until August 2009. Mr. Lawing served as our Vice President, General Counsel and Secretary from October 2004 until November 2007 and previously served as our General Counsel beginning in November 2003. From January 2002 until November 2003, Mr. Lawing served as our Corporate Counsel. Mr. Lawing has served as Corporate Secretary of our company and its predecessors since February 1994. Additionally, from March 1998 until January 2002, Mr. Lawing served as an Associate Counsel of Nabors Industries, Inc. (now Nabors Industries Ltd.), a land drilling contractor. Mr. Lawing holds a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill and a Doctor of Jurisprudence from Washington and Lee University.

Carl A. Luna, Senior Vice President and Chief Financial Officer, has served in his current capacity since October 2009. Beginning in August 2009, he served as our Senior Vice President, Finance and Corporate Development and Interim Chief Financial Officer, and from May 2006 until August 2009, he served as our Vice President, Finance. Mr. Luna began his career with us in August 2005 as a financial consultant. From 1997 until 2005, he served as a Vice President in the Syndicated and Leveraged Finance Group of J.P. Morgan Securities Inc. Mr. Luna holds a Bachelor of Business Administration degree in Finance from Texas A&M University and a Master of Business Administration degree from Rice University. Mr. Luna serves as Treasurer and is a member of the Board of the National Association of Publicly Traded Partnerships.

Bryan W. Neskora, Senior Vice President and Chief Operating Officer, has served in his current capacity since July 2012. From 2010 to 2012, he served as Senior Vice President of Operations for El Paso Corporation’s Pipeline Group, where he was responsible for overseeing operations across El Paso’s interstate natural gas transmission system. From 2007 to 2010, Mr. Neskora served as Senior Vice President and Chief Commercial Officer for Tennessee Gas Pipeline Company, a subsidiary of El Paso, overseeing business development, marketing, commercial operations, engineering, project management and legal and regulatory affairs. Mr. Neskora served as Vice President of El Paso Marketing L.P. from June 2004 to February 2007 where he was responsible for all commercial aspects of El Paso’s merchant energy group, including the marketing of El Paso production. From October 1999 to June 2004, he held various senior leadership positions with El Paso Global Networks Company. From 1995 to 1999, Mr. Neskora worked in various capacities with Tennessee Gas Pipeline Company in business development and regulatory affairs. From 1993 to 1995, he was Director Asset Optimization for Pendulum Energy Services. He graduated from Texas A&M University with a Bachelor of Science degree in economics and earned his Master of Business Administration from the University of Houston

Lari Paradee, Senior Vice President, Controller and Principal Accounting Officer, has served in her current capacity since August 2009. She served as Vice President and Controller from July 2003 until August 2009. From September 2000 until March 2003, Ms. Paradee served as Accounting and Consolidations Manager for Intergen, a global power generation company jointly owned by Shell Generating (Holdings) B.V. and Bechtel Enterprises Energy B.V. Ms. Paradee served as Vice President and Controller of DeepTech International, Inc. (an offshore pipeline and exploration and production company) from May 1991 until August 1998, when DeepTech was merged into El Paso Energy Corporation. Ms. Paradee then served as Manager, Finance and Administration of El Paso Energy until March 2000. From 1987 to 1991, Ms. Paradee served in various accounting and internal audit positions with American Exploration Company. She began her career in 1985 as a Staff Auditor and then as a Senior Auditor for Price Waterhouse. Ms. Paradee graduated magna cum laude from Texas Tech University with a Bachelor of Business Administration degree in Accounting and is a Certified Public Accountant.

Sharon J. Robinson, Senior Vice President, Copano, and President and Chief Operating Officer, Oklahoma and Rocky Mountains, has served in her current capacity since May 2010, when she was named President and Chief Operating Officer of our Rocky Mountains business segment. Ms. Robinson was appointed Senior Vice President of Copano in August 2009, and has served as President of our Oklahoma business segment since August 2007 and

Chief Operating Officer of that segment since June 2008. She joined Copano as Vice President, Commercial Activities, for our Oklahoma business segment in August 2005, when we acquired ScissorTail Energy, LLC. From July 2000 to August 2007, Ms. Robinson served in various commercial roles for ScissorTail. Ms. Robinson worked for Tejas Gas Corporation (a public midstream company) from July 1993 through December 1999 in both commercial and engineering positions. She began her career as a project engineer with Cities Service Oil Company, which later became Occidental Petroleum, and continued in that role through March 1992. Ms. Robinson holds a Bachelor of Science degree in Chemical Engineering from Oklahoma State University and is a Registered Professional Engineer in the State of Oklahoma. Ms. Robinson also serves on the Board of Directors of the Gas Processors Association.

James E. Wade, Senior Vice President, Copano, and President and Chief Operating Officer, Texas, has served in his current capacity since April 2010. From March 2006 until April 2010, he served as Vice President, Gas Supply, Marketing and Business Development for Southern Union Gas Services (formerly Sid Richardson Energy Services), a subsidiary of Southern Union Company (a midstream natural gas company). He was Vice President of Sid Richardson Energy Services from 1998 until 2006, when it was acquired by Southern Union. From 1994 to 1998, Mr. Wade was Vice President of Aquila Gas Pipeline Corporation. He began his career at Tenneco Inc. in 1984, where he held various positions at Tenneco Oil Company, Tennessee Gas Pipeline and Tenngasco. Mr. Wade holds a Bachelor of Business Administration degree from The University of Texas at Austin. He has served as chairman of and continues to serve on the Board of the Texas Pipeline Association.

John N. Goodpasture, Senior Vice President, Corporate Development, has served in his current capacity since June 2010. Between November 2009 and June 2010, Mr. Goodpasture worked as an independent consultant.  From 2001 until 2009, he served as Vice President, Corporate Development of Texas Eastern Products Pipeline Company, L.L.C., the general partner of TEPPCO Partners, L.P. (a petroleum pipeline company), and in 2003 he also assumed executive responsibility for TEPPCO’s midstream segment. Mr. Goodpasture served as Vice President, Business Development of Enron Transportation Services from 1999 until 2001. From 1980 to 1999, Mr. Goodpasture served in various capacities with Seagull Energy Corporation, ending his tenure there as President of Seagull Pipeline & Marketing Company. He began his career in 1970 at Union Carbide Corporation, where he held various positions. Mr. Goodpasture holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University. He is a member of the board of directors of Blue Dolphin Energy Company.

Corporate Governance

Our business affairs are managed under the direction of our Board of Directors in accordance with the laws of the State of Delaware and our limited liability company agreement. Our Board has adopted corporate governance guidelines to assist in the exercise of its responsibility to provide effective governance over our affairs for the benefit of our unitholders. In addition, our Board has adopted our code of business conduct and ethics, which sets forth legal and ethical standards of conduct for all our directors, officers, employees and other personnel.

Director Independence

Our corporate governance guidelines require that at least a majority of our directors must qualify as “independent” under the listing standards of The NASDAQ Stock Market, or NASDAQ. To qualify as independent, a director must meet objective criteria set forth in the NASDAQ rules, and the Nominating and Governance Committee of our Board must also make a subjective determination that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) that would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. In conducting its review of director independence, our Nominating and Governance Committee reviewed the direct or indirect business relationships between each non-executive director (including his or her immediate family) and our company, as well as each non-executive director’s relationships with any charitable organizations.

The Nominating and Governance Committee determined in February 2012 that Messrs. Crump, Danner, Griffiths, Johnson, Porter and Thacker qualify as “independent” in accordance with NASDAQ listing standards. The Nominating and Governance Committee did not make an independence determination with respect to Mr. MacDougall, and Mr. Northcutt is not independent by virtue of his role as President and Chief Executive Officer of our company.  If our proposed merger with Kinder Morgan is completed, we will not hold an annual meeting of our unitholders in 2013.  However, if we do hold an annual meeting in 2013, our Nominating and Governance Committee will review and determine the independence of each nominee for election as director.

During the Nominating and Governance Committee’s February 2012 review of independence of the nominees, the committee considered the following relationships and determined that these relationships would not interfere with the independent judgment of the Board members involved:

•                  Mr. Thacker is a member of the board of directors of Kayne Anderson Energy Development Company (“KED”) and the Kayne Anderson Midstream/Energy Fund (“KMF”), both of which are investment companies that invest in private and publicly traded energy companies. The main functions of the boards of KED and KMF are to approve valuations of their investments in private companies, their distribution policies and SEC reports. Investment decisions for KED and KMF are made by its investment advisor, KA Fund Advisors, LLC.

KED, KMF and KA Fund Advisors are subsidiaries of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a registered investment advisor. Kayne Anderson beneficially owns approximately 4.09% (as of the date of its most recent Schedule 13G filing) of our common units through various investment partnerships, a registered investment company and institutional accounts.

•                  Mr. Crump is a member of the board of directors of Exterran GP, LLC, the general partner of the general partner of Exterran Partners, L.P., and serves as chairman of Exterran GP’s audit and conflicts committees and also serves on its compensation committee.

•                  Mr. Danner was formerly President and Chief Executive Officer and a member of the board of directors of Exterran Holdings, Inc. Mr. Danner was also President and Chief Executive Officer and a member of the board of directors of Exterran GP. Mr. Danner resigned from these positions with Exterran Holdings and Exterran GP on October 31, 2011. Certain subsidiaries of Exterran (including subsidiaries of Exterran GP) provided goods and services relating to natural gas compression to our operating subsidiaries or affiliates during 2011. Total payments for these goods and services equaled less than 1% of Exterran’s consolidated revenue for 2011.

In addition, the Nominating and Governance Committee has determined that each member of the Audit Committee qualifies as “independent” under enhanced independence standards established by the SEC for members of audit committees. The Board has also designated Mr. Crump as the “audit committee financial expert” based on its finding that Mr. Crump’s experience and understanding with respect to certain accounting and auditing matters meet the SEC criteria for an “audit committee financial expert.” Designation of one member of our audit committee as an “audit committee financial expert” is a requirement of the SEC; it does not impose on Mr. Crump any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, nor does it affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Board Committees

Our Board of Directors currently has, and appoints the members of, standing audit, compensation, conflicts, and nominating and governance committees. These committees are composed solely of independent directors in accordance with applicable NASDAQ listing standards and SEC rules. The Board has adopted a written charter for each committee, which sets forth the committee’s purposes, responsibilities and authority. Each committee reviews and assesses on an annual basis the adequacy of its charter and recommends any proposed modifications to the Board for its approval. The following are brief descriptions of the functions and operations of our Board committees.

Audit Committee.  The Audit Committee assists our Board of Directors in its general oversight of our financial reporting, internal audit, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee has three members: Mr. Crump (Chairman), Mr. Danner and Mr. Johnson.

Compensation Committee.  The Compensation Committee’s primary responsibilities are to (i) approve compensation arrangements for officers of our company and for our Board members, including salaries and bonuses and other compensation for executive officers of our company, (ii) approve any compensation plans in which officers and directors of our company are eligible to participate, and to administer such plans, including the granting of equity awards or other benefits under any such plans, (iii) exercise general oversight of the company’s overall compensation structure, practices and programs and (iv) review and discuss with our management the CD&A and related disclosure to be included in our annual report or proxy statement. For a discussion of the roles of executive officers and compensation consultants in determining or recommending compensation, please read “Compensation Discussion and Analysis — The Compensation-Setting Process.”  The Compensation Committee has three members: Mr. Griffiths (Chairman), Mr. Porter and Mr. Thacker.

Conflicts Committee.  The Conflicts Committee reviews, at the Board’s request, specific matters that the Board believes may involve conflicts of interest between our Board members or their affiliates and our company. Any matters approved by the Conflicts Committee will be permitted and deemed approved by all unitholders and will not constitute a breach of our limited liability company agreement or of any duty stated or implied by law or equity, including any fiduciary duty.

In addition to conflicts involving Board members, the Conflicts Committee is responsible for investigating, reviewing and acting on other matters where a conflict of interest arises. The committee’s charter sets forth the Conflicts Committee’s policy and procedures for review, approval and ratification of transactions involving our company and “related persons” (directors, director nominees, executive officers or their immediate family members, or unitholders owning five percent or greater of our company’s outstanding voting securities). The charter covers any related-person transaction that meets the minimum threshold for disclosure in our annual report or proxy statement under the relevant SEC rules (generally, transactions with our company involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). The charter states that, in determining whether to approve or ratify a conflict-of-interest transaction, including a related-person transaction, the Conflicts Committee shall consider whether the transaction is (i) on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or (ii) fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). The Conflicts Committee has three members: Mr. Johnson (Chairman), Mr. Crump and Mr. Danner.

Currently, our only transactions with related persons (other than in their capacity as our employees) are those described under “Certain Relationships and Related Transactions, and Director Independence.”

Nominating and Governance Committee. The Nominating and Governance Committee’s primary responsibilities are (i) to recruit and recommend candidates for election to the Board and for committee appointments, (ii) to review the qualifications of officer candidates for our company and recommend officer nominees for such positions to the Board, (iii) to develop and recommend corporate governance guidelines to the Board of Directors, and to assist the Board in implementing such guidelines, (iv) to lead the Board in its annual review of the performance of the Board and its committees, (v) to make annual determinations as to the independence of director nominees under applicable NASDAQ and SEC rules and (vi) to develop and monitor our succession plan.  The Nominating and Governance Committee has three members: Mr. Porter (Chairman), Mr. Griffiths and Mr. Thacker.

The Nominating and Governance Committee will consider director nominations by unitholders in the same manner as other director candidates. Any such nominations, together with appropriate biographical information, should be submitted to the Chairman of the Nominating and Governance Committee, in care of the Corporate Secretary, Copano Energy, L.L.C., 1200 Smith Street, Suite 2300, Houston, Texas 77002. For a description of the procedures required of unitholders seeking to nominate director candidates, please read “Unitholder Proposals and Director Nominations — Recommendation of Director Candidates to the Nominating and Governance Committee.”

Compensation Committee Interlocks and Insider Participation

Messrs. Griffiths, Porter and Thacker served as members of the Compensation Committee during all of 2012. No member of the Compensation Committee is or has been an executive officer of our company, and no member of the committee had a relationship with us in 2012 requiring “related-person” transaction disclosure under Item 404 of Regulation S-K. None of our executive officers serves as a director or member of a compensation committee of any entity whose executive officers include a member of our Board or Compensation Committee.

Communications to our Board of Directors and Availability of Documents

Our Board is receptive to direct communication from unitholders and recommends that unitholders initiate any communications in writing and send them to our Board in care of our Corporate Secretary, Copano Energy, L.L.C., 1200 Smith Street, Suite 2300, Houston, Texas 77002. All such communications will be forwarded without review to the appropriate director. This centralized process will assist our Board in reviewing and responding to unitholder communications in an appropriate manner. Communications to our Board must include the number of units owned by the unitholder as well as the unitholder’s name, address, telephone number and email address, if any.

Our code of business conduct and ethics and corporate governance guidelines and the charters for committees of our Board are available on our website at www.copano.com, and paper copies will be provided free of charge to any unitholder requesting a copy by writing to our Corporate Secretary, Copano Energy, L.L.C., 1200 Smith Street, Suite 2300, Houston, Texas 77002. The information on our website is not a part of this Amendment or incorporated into any other filing we make with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports with the SEC relating to their ownership, and changes in ownership, of our common units. Officers, directors and greater than 10% equity holders are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) reports they file. Based on our records and representations from our executive officers and directors, we believe that all reports due in 2012 were filed as required.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

This section discusses our compensation philosophy and programs, the elements of compensation we provide to our named executive officers and the analysis underlying the types and amounts of named executive officer compensation presented in the section titled “Executive Compensation.”

In 2012, our named executive officers were:

•                  R. Bruce Northcutt, President and Chief Executive Officer;

•                  Carl A. Luna, Senior Vice President and Chief Financial Officer;

•                  Bryan W. Neskora, Senior Vice President and Chief Operating Officer;

•                  Sharon J. Robinson, Senior Vice President; President and Chief Operating Officer, Oklahoma and Rocky Mountains; and

•                  James E. Wade, Senior Vice President; President and Chief Operating Officer, Texas.

Executive Compensation Overview

Our executive compensation program is designed to align the interests of management with those of our unitholders through the following long-term strategic objectives:

•                Attract, motivate and retain a highly qualified and effective management team to drive our financial and operational performance;

•                  Deliver sustained, strong business and financial results;

•                  Encourage commitment to safety and the environment throughout our company; and

•                  Build unitholder value over the long-term.

Decisions regarding executive compensation elements, incentive plan design and award levels for our executives are guided by a series of principles intended to ensure:

•                  Compensation levels are sufficiently competitive to attract and retain talent;

•                  Compensation is consistent with leadership position and responsibility;

•                  Compensation is tied to both short-term and long-term performance, and ultimately, growth in long-term unitholder value; and

•                  Incentive compensation does not encourage inappropriate risk-taking.

2012 Company Highlights

In 2012, the performance of our named executive officers furthered our mission of building a more diversified midstream company with scale and stability of cash flows, above-average returns on invested capital, and secure and growing distributions to our unitholders. Our accomplishments in 2012, which we believe provide a strong platform for future growth, included:

Increased Scale

•                  Execution of expansion capital projects in Texas that are supported by long-term, fee-based capacity commitments from major producers in the Eagle Ford Shale:

•                  A 400 MMcf/d cryogenic processing expansion at our Houston Central complex, which was near completion by the end of 2012 and we expect to place in service in April 2013;

•                  A second 400 MMcf/d cryogenic facility, which is in the initial stage of construction and we expect to place in service in 2014;

•                  A 60-mile southwest extension of our DK pipeline into McMullen County, Texas, which was near completion by the end of 2012 and we expect to place in service in April 2013; and

•                  The Double Eagle crude and condensate gathering system, our joint venture with Magellan Midstream Partners, which we expect to begin initial service in April 2013.  We expect to place the full system in service by the third quarter of 2013.

•                  In the Woodbine Shale play in Texas, we are installing a leased 10 MMcf/d refrigeration unit and expect to begin processing gas early in the second quarter of 2013.

•                  In Oklahoma, we completed construction of a pipeline connecting our Osage and Stroud systems, which enables us to gather rich Mississippi Lime gas on the Osage system and provide processing and nitrogen rejection services for this gas at our Paden processing plant.

Improved Stability of Cash Flows

•                  Continued reduction of our sensitivity to commodity prices by increasing the fee-based component of our contract mix, which represented 48% of our total segment gross margin for the first quarter of 2012 and 63% of our total segment gross margin for the fourth quarter of 2012.

Invested Capital at Above-Average Returns

•                  Investment of approximately $420 million of expansion capital at an expected internal rate of return in excess of 20%, which is well in excess of our estimated cost of capital.

Improved Quality of Distributions

•                  Continued shift toward a more fee-based contract mix has increased the stability and predictability of our cash flows in a volatile commodity price environment.

Management’s accomplishments in furtherance of our strategic objectives as described above were key considerations as the Compensation Committee determined compensation for our named executive officers.

Elements of Compensation

We use a combination of short-term and long-term incentives to reward our executive officers’ achievement of our near-term business goals and to encourage their commitment to us and our long-term business strategy.

Component	Purpose
Base Salary
Cash	Provide an amount of fixed compensation with an annual merit opportunity that reflects each executive’s level of responsibility, experience and expertise and the market for his or her talents

Component	Purpose
Management Incentive Compensation Plan
Cash	Provide an annual incentive intended to drive individual performance toward the achievement of key annual financial and operational goals

Long-Term Incentive Plan
Service-based phantom units	Retain high-performing, experienced executives and align their long-term financial interests with those of unitholders

Performance-based phantom units	Establish a long-term element of compensation linked to performance that drives unitholder value

Options and unit appreciation rights, or UARs	Reward executives for performance that results in increases in the market value of our common units

Health, welfare and retirement benefits	Offer participation in a competitive benefits package on the same basis as all other employees

In determining the appropriate amounts and types of compensation for our executive officers, the Compensation Committee considers a number of factors, including:

•                  historical compensation levels;

•                  data regarding market levels of compensation prepared by our independent compensation consultant;

•                  competition for executives with specific experience in our business;

•                  the specific role the executive plays within our company and his or her potential to influence our performance and future success;

•                  the executive’s performance and individual level of responsibility, knowledge and experience, including the executive’s role in projects or initiatives that deliver value to our company and our unitholders; and

•                  relative compensation levels among our executive officers.

To determine the mix of salary, short-term and long-term compensation for each executive, the Compensation Committee considers (i) the amount of performance-contingent compensation appropriate to incentivize achievement of both near-term and long-term results, (ii) the responsibilities of each named executive officer and (iii) the levels of contingent compensation used by peer companies for their executive officers.

The Compensation-Setting Process

The Compensation Committee

The Compensation Committee assists the Board in fulfilling its duties relating to executive officer and director compensation and has general oversight responsibility for our compensation structure, practices and programs. The fundamental responsibilities of the Compensation Committee related to executive compensation are to:

•                  establish the objectives of our executive compensation program;

•                  approve and administer our incentive compensation plans;

•                  monitor the performance and compensation of executive officers; and

•                  set compensation levels and make awards under incentive compensation plans that are consistent with our compensation objectives and the performance of our company and its executive officers.

The Compensation Committee also has responsibility for evaluating and making a recommendation to our Board regarding compensation for service on our Board.

Role of Compensation Consultant

The Compensation Committee Charter grants the Compensation Committee the sole and direct authority to retain, amend the engagement with or terminate compensation advisors and to approve their compensation, which we are obligated to pay.  Any advisors so hired report directly to the Compensation Committee. The Compensation Committee has engaged BDO USA, LLP, or BDO, our independent compensation consultant, to assist it in assessing and determining compensation packages for our executive officers that are consistent with market practice and our compensation philosophy. During 2012, the Compensation Committee analyzed the relationships BDO has with members of the Compensation Committee as well as with management and the Company and concluded that, after consideration of the requirements of Item 407(e)(3)(iv) of Regulation S-K and rules of the NASDAQ that affect the independence of compensation advisers, no conflict of interest exist between our company and BDO.

In February 2013, our Board amended the Compensation Committee Charter to require the Compensation Committee to analyze the relationships any adviser has with members of the Compensation Committee as well as management and the Company as a whole prior to such engagement.

From time to time, BDO may also provide non-executive compensation consulting services to us. During 2012, fees for such additional services were less than $20,000.

Market Analysis

We believe that compensation levels of executive officers of companies in our peer group are relevant to our compensation decisions because we compete with these companies for executive talent.

BDO has, from time to time at the Compensation Committee’s request, developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our compensation peer group’s public filings. Information compiled by BDO typically includes compensation trends in the midstream natural gas industry and for publicly traded master limited partnerships. BDO provides analyses of levels of compensation for similarly situated executive officers of companies within these groups and in other companies comparable in size to us as measured by revenues or market capitalization. The make-up of the compensation peer group is reviewed annually by the Compensation Committee in consultation with BDO. For 2012, this peer group consisted of the following companies:

Buckeye Partners, L.P. Regency Energy Partners LP Boardwalk Pipeline Partners, LP Crosstex Energy, L.P. Magellan Midstream Partners, L.P.	MarkWest Energy Partners, L.P. Sunoco Logistics Partners L.P. NuStar Energy L.P. Spectra Energy Partners, LP	Targa Resources Partners LP DCP Midstream Partners, LP Atlas Pipelines Partners, L.P. Eagle Rock Energy Partners, L.P. PVR Partners, L.P.

The Compensation Committee does not set compensation targets at a specific percentile level of the peer group data. Rather, the Committee takes the peer company data into consideration when making pay decisions, taking into account, among other factors, our size relative to that of companies in our peer group.

Compensation Risk Assessment

In 2010, the Company engaged BDO to conduct an independent assessment of whether any risks arising from our compensation policies and practices were likely to have a material adverse effect on our company.

Based upon BDO’s review, we concluded at that time that our compensation arrangements contained a number of design elements that minimize incentives for risk-taking and that we had many effective oversight controls. Because the structure of compensation opportunities for our named executive officers that were subjected to the risk analysis in 2010 remained the same for 2012, we do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on us. The Compensation Committee considers the risk inherent in compensation programs as it makes compensation decisions in the context of our overall philosophy and the company’s strategic objectives.

Consideration of Results of Say-on-Pay Vote

At our 2011 annual meeting of unitholders, we held our first advisory unitholder vote on the compensation paid to our named executive officers, or say on pay.  At that meeting, 98% of our unitholders voting on say on pay cast a vote in favor of our compensation philosophy, programs and policies and the compensation of our named executive officers. Our unitholders also voted in favor of a three-year frequency for future say on pay votes.

Because the vote was advisory, the result was not binding on our Compensation Committee. However, the Compensation Committee considered the vote to be an endorsement of our executive compensation philosophy, programs and policies, and took into account the outcome of the vote in reviewing those programs and policies. The Compensation Committee considered unitholders’ support and other factors in determining that no significant changes to the Company’s executive compensation programs and policies were necessary in 2012.

Role of Executive Officers

Except with respect to his own compensation, our Chief Executive Officer plays a significant role in the Compensation Committee’s decisions regarding compensation for our executive officers. In fulfilling his role, the Chief Executive Officer relies in part on advice from other executive officers and market information provided by BDO at the request of the Compensation Committee. The most significant aspects of our Chief Executive Officer’s role are:

•                  providing the Compensation Committee with his evaluation of the individual performance of our executives;

•                recommending targets and objectives under our Management Incentive Compensation Plan, or MICP, and our Long-Term Incentive Plan, or LTIP, for executive officers other than himself; and

•                  recommending base salary levels, MICP awards and LTIP awards for executive officers other than himself.

Our Executive Compensation Program

Compensation Elements

2012 Target Compensation

After consideration of market information prepared by BDO and each executive’s role in our company and his or her potential to influence our performance, the Compensation Committee allocated target compensation for 2012 for our named executive officers among our various compensation elements as reflected below:

Name and Principal Position	Base Salary	MICP	LTIP	Total Target
R. Bruce Northcutt	24.4%	24.4%	51.2%	100%
President and Chief Executive Officer
Carl A. Luna	35.0%	21.0%	44.0%	100%
Senior Vice President and
Chief Financial Officer
Bryan W. Neskora	30.7%	23.1%	46.2%	100%
Senior Vice President and
Chief Operating Officer
Sharon J. Robinson	35.0%	21.0%	44.0%	100%
Senior Vice President; President and
Chief Operating Officer, Oklahoma and
Rocky Mountains
James E. Wade	35.0%	21.0%	44.0%	100%
Senior Vice President; President and
Chief Operating Officer, Texas

Base Salary

The Compensation Committee reviews base salaries of our executive officers annually.

2012 Base Salaries.  When approving base salary increases for 2012, the Compensation Committee primarily considered: (i) an analysis of market information provided by BDO, (ii) individual performance and (iii) relative salary levels among our executive officers. Mr. Neskora’s base salary was determined after consideration of an analysis of market information provided by BDO and compensation opportunities of our other executives. The following base salary increases for our named executive officers for 2012 (other than for Mr. Neskora) represented an average increase of approximately 7% over 2011 base salaries and were effective January 1, 2012. Based on BDO’s peer group analysis, we believe our named executive officers’ 2012 base salaries were competitive with base salaries of similarly situated executive officers of companies in our peer group, taking into consideration our size relative to companies in the peer group.

Base Salaries for 2012

Named Executive Officer	Increase from 2011			2012 Base Salary
R. Bruce Northcutt		$25,000		$455,000
Carl A. Luna		$26,250		$288,750
Bryan W. Neskora	$	N/A	(1)	$350,000
Sharon J. Robinson		$18,000		$302,500
James E. Wade		$18,000		$302,500

(1)       Mr. Neskora commenced employment with us on July 16, 2012.

2013 Base Salaries.  In November 2012, the Compensation Committee reviewed base salaries for all executive officers and approved increases for 2013 for our named executive officers, representing an average increase of approximately 7% over base salaries in effect for 2012. The increases were effective January 1, 2013. Under our merger agreement with Kinder Morgan, we are prohibited from making any further increases in the base salaries of our named executive officers for 2013 without the consent of Kinder Morgan.

Short-Term Incentive Compensation

MICP — Annual Incentive Awards. The MICP provides annual bonus opportunities for our officers and certain key employees based upon the achievement of company or individual performance objectives, or both, as established for the year by our Compensation Committee and, in the case of company objectives, by our Board. The MICP provides for settlement of MICP bonuses with either cash or equity, at the discretion of the Compensation Committee. Target incentive opportunities, or target awards, under the MICP are established each year by the Compensation Committee as a percentage of base salary. Target incentive opportunities are intended to provide a contingent compensation opportunity comparable to similar opportunities available for comparable positions in our peer group and sufficient, in the Compensation Committee’s judgment, to drive performance. The 2012 MICP target incentive opportunities for our named executive officers were as follows:

2012 Target Incentive Opportunity

Named Executive Officer	% of Base Salary
R. Bruce Northcutt	100%
Carl A. Luna	60%
Bryan W. Neskora	75%
Sharon J. Robinson	60%
James E. Wade	60%

Actual bonus amounts are subject to final approval by the Compensation Committee, which has the discretion to adjust some or all of the amount of any award that would otherwise be payable to an individual participant or to all participants upon satisfaction of applicable objectives. In making any such adjustment, the Compensation Committee may take into account any factor or factors it considers appropriate. Our MICP provides that no participant may receive an annual MICP award that exceeds 200% of his or her annual base salary during any calendar year.

The MICP also provides the Compensation Committee the authority to make special incentive awards in recognition of exemplary performance by a participant. A special incentive award may not exceed 50% of a participant’s annual base salary during any calendar year. The Chief Executive Officer typically recommends the amount of any special incentive award for a participant (other than for himself) to the Compensation Committee.

2012 MICP Objectives.  In February 2012, the Compensation Committee adopted MICP guidelines for 2012, which provided for bonus opportunities based upon achievement of the objectives described below.

•                Financial Objective:  60% of each MICP participant’s bonus was contingent on achievement of specified levels of total distributable cash flow(1). We believe total distributable cash flow is an important performance measure for our unitholders because it serves as an indicator of our success in providing a cash return on investment — specifically, whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates.

•                Operational Objectives: 30% of each MICP participant’s bonus was contingent on achievement of operational objectives related to the following:

•                Safety (10%) — intended to encourage company-wide safety consciousness, commitment and execution. Our safety objective was comprised of five equally weighted measures: (i) recordable incident rates, (ii) lost time incident rates, (iii) vehicle accident rates, (iv) major regulatory citations (those with monetary penalty in excess of $50,000) and (v) spills (those that must be reported to the National Response Center);

•                  Management of key capital projects (10%) — intended to focus participants on completing major capital projects on time and on budget (excluding scope changes, force majeure events and other factors out of our control); and

•                  Company growth (10%) — intended to establish a presence (through organic growth or acquisitions) in a new geographic area or add a new line of business.

•                  Personal Objective:  10% of each MICP participant’s bonus was contingent on a subjective assessment of such participant’s performance by our Chief Executive Officer after consultation with the participant’s supervisor and other executive officers, or in the case of the performance of our Chief Executive Officer, a subjective assessment by the Compensation Committee.

Depending on the level of achievement for each of the financial, operational and personal objectives, MICP participants could earn between 0% and 150% of their target bonus opportunity as shown in the table below. The level of achievement for the financial objective and the operational objective related to safety was measured based on specified performance levels. To the extent that performance fell between specified performance levels, the amount of the bonus was determined by straight-line interpolation. The level of achievement of the operational objectives related to management of capital projects and company growth and the personal objective was not measured based on specified performance levels; instead, the level of achievement was determined by the Compensation Committee, in its sole discretion, after considering the recommendations of our Chief Executive Officer.

The table below sets forth possible and actual percent of target payouts for the financial, operational and personal objectives for 2012:

(1)             Our discussion of MICP financial objectives includes references to the non-GAAP financial measures of total distributable cash flow per unit (used in 2010) and total distributable cash flow (used in 2011 and 2012).  For a discussion of how we calculate these measures and reconciliations of these measures for historical periods to net income (loss), their most directly comparable GAAP measure, please see “Reconciliation of Non-GAAP Financial Measures.”

2012 MICP Financial, Operational and Personal Objectives

	% of Target Opportunity			2012 Achievement as a % of
	Threshold	Target	Maximum	Target	2012 Results
Financial Objective
Total distributable cash flow(1)	30%	60%	90%	105%	63%

Operational Objectives
Safety(2)	5%	10%	15%	150%	15%
Capital Projects Management(3)	5%	10%	15%	125%	12.5%
Company Growth(4)	5%	10%	15%	125%	12.5%

Personal Objective(5)	5%	10%	15%	148%	14.8%

TOTAL	50%	100%	150%		118%

(1)         Performance level was $155.4 million for threshold, $189.5 million for target and $212.2 million for maximum. Payout was based on $191.7 million total distributable cash flow for 2012 (estimated as of February 11, 2013, the date on which the Compensation Committee approved bonuses for 2012). Results reflect inclusion of volume deficiency fees of $15.5 million, which were earned in 2012 but have been or will be received in 2013.

(2)         Performance level was at industry standards for threshold, 10% better than industry standards for target and better than our 2011 performance for maximum. Payout was based on maximum level of achievement.

(3)         No specified performance levels. Payout was based on Committee determination that, including cost and schedule impacts related to scope changes, Board-approved capital projects were delivered under budget and completed on schedule. Key considerations were strong project management oversight and a focus on project controls.

(4)         No specified performance levels. Payout was based on Committee determination after review of projects begun in and contracts related to new areas.

(5)         No specified performance levels. Payout was based on subjective Committee determination. Results reflect average of level of achievement.

MICP — Special Incentive Awards.  In February 2013, the Compensation Committee approved special incentive awards under our MICP for Messrs. Northcutt, Luna and Wade for their individual performance during 2012. The special incentive awards were made in recognition of their contributions to accomplishments and initiatives that we believe provide a foundation for growth in long-term unitholder value. During 2012, Mr. Northcutt led our executive team’s efforts to further our strategic objectives, including key financings, key process improvement initiatives, execution on organic growth opportunities of our company and additions to the executive team. Mr. Luna’s contributions included two public offerings of common units and a senior notes offering and Mr. Wade’s contributions included initiation of a number of strategic projects and execution of key commercial agreements in the Eagle Ford Shale. The amounts of the awards, which were determined by the Compensation Committee based on a recommendation from our Chief Executive Officer (except for the award to Mr. Northcutt), were not tied to any specific target or metric but rather were viewed as appropriate in light of each recipient’s contributions and existing compensation.

In February 2012, the Compensation Committee approved a special cash incentive award of $75,000 under our MICP for Mr. Wade in recognition of his key role in our Eagle Ford Shale growth projects during 2011. The award was contingent on the successful completion of an upgrade to the cryogenic processing facility at our Houston Central complex and was payable on March 20, 2012. The amount of the award, which was determined based on a recommendation from our Chief Executive Officer in consultation with BDO, was not tied to any specific target or other metric but rather was viewed as appropriate in light of Mr. Wade’s contributions and existing compensation. The Compensation Committee also approved a special LTIP award to Mr. Wade in recognition of his role in our Eagle Ford growth projects during 2011, which is discussed in “Long-Term Incentive Compensation — LTIP — Special LTIP Award to Mr. Wade” below.

2012 MICP Payout Amounts. The table below reflects incentive compensation awards, including special incentive awards, under our MICP for 2012 for each of our named executive officers:

Named Executive Officer MICP Awards for 2012

Name	% of Financial Performance Target Achieved	% of Operational Performance Targets Achieved	Personal Performance Result	2012 Target Opportunity	Special Incentive Awards		2012 Approved Awards (1)		Payout as a % of Target
R. Bruce Northcutt	105%	133%	150%	$455,000	$200,000		$736,400		162%
Carl A. Luna	105%	133%	150%	$173,250	$100,000		$304,300		176%
Bryan W. Neskora	105%	133%	150%	$120,313			$141,800	(2)	118%
Sharon J. Robinson	105%	133%	140%	$181,500			$212,200		117%
James E. Wade	105%	133%	150%	$181,500	$125,000	(3)	$339,000		187%

(1)	Includes amounts earned for financial, operational and personal performance plus the amount of any special incentive awards paid with respect to 2012.
(2)	Award prorated to reflect July 16, 2012 commencement of employment.
(3)	Includes awards paid in March 2012 and in 2013.

2013 MICP.  In February 2013, the Compensation Committee adopted MICP guidelines for 2013, which provide for (i) a single financial objective — total distributable cash flow, (ii) operational objectives that relate to management of key capital projects, safety and company expansion goals, and (iii) a personal objective. Our Compensation Committee increased the target incentive opportunities for Messrs. Luna and Wade and Ms. Robinson for 2013 to reflect the increased scale of the Company’s operations and compensation trends among peer companies.  The short-term incentive opportunities of our named executive officers for 2013 under the MICP are subject to the provisions of the merger agreement with Kinder Morgan, which provides for a prorated payout at not less than target upon closing of the merger. The table below summarizes target bonus opportunities for our named executive officers for 2013:

2013 Target Incentive Opportunity

Name	2013 Target Opportunity as a % of Base Salary(1)	2013 Target Opportunity(2)	2013 Maximum Opportunity as a % of Base Salary(1)(3)	2013 Maximum Opportunity(2)(3)
R. Bruce Northcutt	100%	$500,000	150%	$750,000
Carl A. Luna	75%	$238,200	112.5%	$357,300
Bryan W. Neskora	75%	$275,625	112.5%	$413,437
Sharon J. Robinson	65%	$202,540	97.5%	$303,810
James E. Wade	65%	$206,440	97.5%	$309,660

(1)        As a percentage of base salary earned in 2013.

(2)         Estimate based on base salary in effect as of January 1, 2013.

(3)         Subject to the terms of the merger agreement with Kinder Morgan.

In making the annual determination of the threshold, target and maximum levels for financial and operational objectives, the Compensation Committee and the Board consider the specific circumstances facing us during the applicable year as well as the level of ease or difficulty in meeting our goals in recent years. The expectation that management will achieve the threshold level of performance is relatively high, while the achievement of the target level is considered reasonably likely and the achievement of maximum level performance is considered possible but not likely.

As an illustration of the challenge represented by the annual objectives approved by the Compensation Committee, the table below sets forth, for each of the last three completed fiscal years, the threshold, target and maximum goals established in advance for the financial objective and the actual results in each of those years:

MICP Financial Objective

Fiscal Year	Results		Threshold	Target	Maximum	Payout(1)
2012 — Total distributable cash flow	$191,700,000	(2)	$155,400,000	$189,500,000	$212,200,000	105%
2011 — Total distributable cash flow	$150,400,000		$124,100,000	$146,100,000	$157,700,000	119%
2010 — Total distributable cash flow per unit	$2.29		$2.30	$2.61	$3.00	0%

(1)         Reflects the percentage payout of participant target awards attributable to the financial objective for the period indicated.

(2)         Estimated as of February 11, 2013, the date on which the Compensation Committee approved MICP awards for 2012. Results reflect inclusion of deficiency fees of $15.5 million, which were earned in 2012, but have been or will be received in 2013.

The table below sets forth, for each of the last three completed fiscal years, the average payout attributable to achievement of the operational objectives:

MICP Operational Objectives

Fiscal Year	Average Payout
2012	133%
2011	143%
2010	105%

As noted above, if the proposed merger with Kinder Morgan closes in 2013, pursuant to the merger agreement, upon the closing the named executive officers will be entitled to a prorated annual incentive payment at not less than target levels, which amount is payable upon or as soon as practicable following the closing of the merger.

Long-Term Incentive Compensation

LTIP.  We provide long-term incentive compensation through our LTIP. The size of awards made to each named executive officer is determined after considering a number of factors, including (i) position, scope of responsibility and ability to affect profits and unitholder value, (ii) historic and recent performance, (iii) the value of LTIP awards in relation to other elements of compensation, (iv) the practices of our peer companies with respect to equity grants for comparable positions, (v) the projected compensation expense that we would be required to recognize under FASB ASC Topic 718 — Stock Compensation, and (vi) the dilutive effect of equity grants on our unitholders.

The Compensation Committee has adopted formal procedures relating to the grant of awards under our LTIP. With respect to awards to our executive officers, these procedures specify when grants are to be effective, what price will be used to determine the amount of an award and how the exercise price for an option or UAR is determined.

2012 Annual Grants.  The awards granted to our executive officers for 2012 consisted of 50% service-based phantom units and 50% performance-based phantom units. The service-based phantom units vest in three equal annual installments commencing May 15, 2013. The performance-based phantom units will cliff vest on May 15, 2015, provided that the performance goal, which is declaration of a specified annualized distribution per common unit, is met at any time during the three-year vesting period. The performance-based phantom units may vest at a threshold (50%), target (100%) or maximum (200%) level depending on the level of achievement of the performance goal. The awards include tandem distribution equivalent rights, which are subject to the same vesting and forfeiture terms as the related phantom unit. Upon vesting of a phantom unit, the executive will be entitled to an amount equal to the cash distributions made by the company on a common unit during the period from the time of grant until the phantom unit vests.

In determining the size of the award granted to each named executive officer for 2012, the Compensation Committee established a target award value, expressed as a percentage of base salary, for each executive. The target award value was established based on BDO’s review of market data, internal pay equity considerations and the executive’s level of responsibility and potential to influence company performance. Target award values for 2012 are shown in the table below:

2012 Annual LTIP Target Awards

Name	Target Award Value as a % of Salary
R. Bruce Northcutt	210%
Carl A. Luna	125%
Bryan W. Neskora	150%
Sharon J. Robinson	125%
James E. Wade	125%

To determine the number of phantom units granted to our named executive officers (other than to Mr. Neskora whose grant is discussed below), we multiplied the target award value by the named executive officer’s base salary and divided that amount by $28.53, which was the closing price of a common unit on May 14, 2012, the day preceding the day the Compensation Committee approved the awards.

Special LTIP Award to Mr. Wade. In February 2012, the Compensation Committee approved an award of phantom units, valued at $75,000, to Mr. Wade in recognition of his key role in our Eagle Ford Shale growth projects during 2011. The award was contingent on the successful completion of an upgrade to the cryogenic processing facility at our Houston Central complex and became payable on March 20, 2012. The amount of the award, which was determined based on a recommendation from our Chief Executive Officer in consultation with BDO, was not tied to any specific target or other metric but rather was viewed as appropriate in light of Mr. Wade’s contributions and existing compensation. The number of units awarded was determined by dividing the value of the award by $35.84, which was the closing price of a common unit on the day before the award became payable. The phantom units will vest in three equal annual installments. The Compensation Committee also approved a special incentive award under our MICP to Mr. Wade, which is discussed in “Short-Term Incentive Compensation — MICP — Special Incentive Awards” above.

LTIP Awards to Mr. Neskora. In July 2012, in connection with Mr. Neskora’s commencement of employment with us, the Compensation Committee approved awards to him of time-based phantom units, performance-based phantom units and long-term retention phantom units. The awards of time-based and performance-based phantom units are subject to the same terms as the 2012 annual grants described above. The number of time-based phantom units and performance based phantom units, was determined based upon the target award value established for him by the Compensation Committee and was prorated to reflect service from his date of hire until the expected date of the annual grant for 2013. The number of long-term retention phantom units awarded to Mr. Neskora was determined after consideration of data regarding market levels of compensation prepared by BDO and long-term retention awards made to our other executive officers. One-half of the long-term retention award will vest on July 16, 2015 and one-half will vest on July 16, 2017.

The following table summarizes LTIP awards made to our named executive officers during 2012:

Named Executive Officer LTIP Awards in 2012

	LTIP Awards
Name	Time-Based Phantom Units		Performance-Based Phantom Units(1)	Long-Term Retention Phantom Units(2)
R. Bruce Northcutt	16,750	(1)	16,750	—
Carl A. Luna	6,320	(1)	6,320	—
Bryan W. Neskora	7,770	(1)	7,770	62,150	(2)
Sharon J. Robinson	6,630	(1)	6,630	—
James E. Wade	8,723	(3)	6,630	—

(1)	Reflects annual LTIP awards.

(2)	Granted in connection with commencement of employment.

(3)	Reflects an annual award of 6,630 phantom units and a special award of 2,093 phantom units in April 2012 in recognition of Mr. Wade’s role in our Eagle Ford Shale growth projects during 2011.

Under the LTIP, the proposed merger with Kinder Morgan will be a change in control of our company.  Upon the consummation of the proposed merger, all outstanding LTIP awards will vest and be settled in accordance with the terms of the merger agreement. Also, the merger agreement prohibits the grant of any new awards under out LTIP while the merger is pending.

Deferred Compensation Plan

In 2008, the Compensation Committee approved our Deferred Compensation Plan, or DCP, and related participation agreements, which impose company performance requirements prior to payout of deferred amounts to certain of our named executive officers. Under the DCP and related participation agreements, 5% of the 2009 base salaries in effect on January 1, 2009 for Mr. Northcutt and Ms. Robinson was deferred and will not be paid unless and until we have generated cumulative distributable cash flow of at least $4.00 per common unit within a period of four consecutive quarters, referred to as the DCF Target. (For a discussion of how we calculate distributable cash flow and a reconciliation of this measure for historical periods to net income (loss), its most directly comparable GAAP measure, please see “Reconciliation of Non-GAAP Financial Measures”). However, deferred amounts would be paid earlier upon a change in control of our company, in the event of the participant’s death or disability, or upon termination of employment by the participant for “good reason” or by us other than for “cause” as defined in the participation agreements. Under the DCP, the proposed merger with Kinder Morgan will be a change in control of our company. If the DCF Target has not been met after determination of distributable cash flow for the fourth quarter of 2015, outstanding deferred amounts will be forfeited. No other amounts have been deferred under our DCP. For a summary of activity under our DCP during 2012, see the “Nonqualified Deferred Compensation” table below.

Management Change in Control Severance Plan

We adopted our Management Change in Control Severance Plan, or CICP, to ensure that our executive officers will perform their roles for an extended period of time in the context of a change in control of our company. We believe that the CICP is an important retention tool and that the benefits it provides to our named executive officers are similar to those provided by other companies against whom we compete for talent. Under the CICP, the proposed merger with Kinder Morgan will be a change in control of our company.

The CICP provides that if a participant’s employment is terminated in connection with a “change in control” as defined in the CICP, the participant will be entitled to benefits if (i) the termination is by us for reasons other than for “cause” or (ii) the termination is by the participant for “good reason,” in each case as defined in the CICP. Upon such termination, a participant will be entitled to receive a lump-sum payment in the amount of the participant’s annual base salary plus the participant’s target bonus under the MICP, the sum of which is multiplied by (i) 300% for Mr. Northcutt, (ii) 250% for Messrs. Luna and Neskora and (iii) 200% for Ms. Robinson and Mr. Wade. In addition, the participants will be entitled to continued health insurance benefits for up to 18 months. For a further description of our CICP, see “Potential Payments upon Termination or Change in Control — Management Change in Control Severance Plan” below.

Retirement Savings Plan

All of our employees age 21 or older, including our named executive officers, may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. We provide this plan to help our employees save for retirement in a tax-efficient manner. For 2012, each employee could have made pre-tax contributions of up to $17,000 ($22,500 if the employee is age 50 or older) of his or her compensation. For the fiscal year ended December 31, 2012, we elected to match employee contributions (i) 100% for up to 3% of base salary and (ii) 50% for the next 2% of base salary for each employee employed by us on December 31, 2012.

Health and Welfare Benefits

All eligible employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Perquisites

Other than a stipend of $170 per month for transportation and parking expenses that we began paying to all Houston-based employees in June 2012, we did not provide perquisites or other personal benefits exceeding a total value of $10,000 to any executive officer.

Clawback Provisions

Our MICP includes a “clawback” provision, which applies if we fail to comply with securities laws and are required to restate our financial results due to misconduct. The clawback will be triggered if our Board or Audit Committee determines that an MICP participant engaged in fraudulent, willful or grossly negligent misconduct that contributed to the need for a restatement or was knowingly or grossly negligent in failing to prevent such misconduct. Under these circumstances, for any year affected by the restatement, we could require the MICP participant to repay the portion of his or her bonus that would not have been paid had our financial results been properly reported. Additionally, if our Board or Audit Committee concludes that an MICP participant has engaged in fraud, embezzlement or other similar misconduct materially detrimental to us, then we could require the participant to repay all MICP awards he or she received for the years during which the misconduct occurred.

Our MICP also has an additional “clawback” provision enabling us to require repayment of bonuses to the extent needed to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules or regulations adopted under the Act.

Unit Ownership Guidelines

The Compensation Committee has not implemented unit ownership guidelines for our executive officers, but periodically reviews its position with respect to unit ownership guidelines.

Insider Trading Policy

Our insider trading policy prohibits our directors, executive officers and employees, including our named executive officers, from buying our common units on margin, engaging in short sales and buying or selling options or any other derivative securities of any kind relating to our common units.

Accounting and Tax Considerations

We account for awards under our LTIP in accordance with the requirements of FASB ASC Topic 718 - Stock Compensation, which requires the grant date fair value of the award to be recognized as compensation expense over the vesting period of the award. When determining whether to grant equity awards and the appropriate size of those awards, the Compensation Committee considers the estimated compensation expense we would recognize in connection with an award. For additional information, please read Note 6, “Members’ Capital and Distributions — Accounting for Equity-Based Compensation” to our consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Because we are treated as a partnership for tax purposes, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers. Accordingly, the Compensation Committee did not consider its impact in determining compensation levels for 2012.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary ($)		Unit Awards ($)(1)		Option/UAR Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)		Total ($)
R. Bruce Northcutt	2012	455,000		938,000		—	736,400	(4)	11,190	(5)	2,140,590
President and Chief	2011	430,000		1,294,425	(6)	—			7,350	(7)	1,731,775
Executive Officer	2010	400,000		864,729	(8)	—			—		1,264,729

Carl A. Luna	2012	288,750		353,920		—	304,300	(9)	11,190	(5)	958,160
Senior Vice President and	2011	262,500		493,634	(6)	—	—		7,350	(7)	763,484
Chief Financial Officer	2010	245,000		306,969	(8)	—	—		—		551,969

Bryan W. Neskora	2012	60,417	(10)	2,295,740		—	141,800		1,020	(11)	2,598,977
Senior Vice President and	2011	—		—		—			—
Chief Operating Officer	2010	—		—		—			—

Sharon J. Robinson	2012	302,500		371,280		—	212,200		10,000	(12)	895,980
Senior Vice President;	2011	284,500		534,849	(6)	—	—		7,350	(7)	826,669
President and Chief	2010	266,667		325,365	(8)	—	—		—		592,032
Operating Officer, Oklahoma and Rocky Mountains

James E. Wade	2012	302,500		446,168	(13)	—	339,000	(14)	11,190	(5)	1,098,858
Senior Vice President;	2011	284,500		534,849	(6)	—	—		71,911	(15)	891,260
President and Chief Operating Officer, Texas	2010	200,596		1,308,767	(16)	29,070	—		34,798	(17)	1,573,231

(1)                       Amounts reported under “Unit Awards” and “Option/UAR Awards” reflect the grant-date fair value of phantom unit, UAR and unit awards, as calculated in accordance with FASB ASC Topic 718 — Stock Compensation. Assumptions used in calculating these amounts are discussed in Note 6, “Members’ Capital and Distributions — Accounting for Equity-Based Compensation” to our consolidated financial statements included in Item 8 in our Annual Report on Form 10-K for 2012. Pursuant to FASB ASC Topic 718, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards rather than the actual value that may be realized by the named executive officer.

(2)                       Reflects annual bonuses earned in 2012, but paid in 2013.

(3)        The company did not provide perquisites and other personal benefits exceeding a total value of $10,000 to any named executive officer, except for amounts in 2010 and 2011 associated with Mr. Wade’s relocation to our corporate headquarters.

(4)                       Includes special incentive award of $200,000 paid in February 2013 for performance in 2012.

(5)        Reflects our contribution of $10,000 to the 401(k) Plan for 2012 and payment of $1,190 for transportation and parking expenses, which amount was paid to all Houston-based employees.

(6)                       Includes unit awards used to settle MICP bonuses earned in 2011, but paid in 2012.

(7)                       Reflects our contribution of $7,350 to the 401(k) Plan for 2011.

(8)                       Includes unit awards to settle MICP bonuses earned in 2010, but paid in 2011.

(9)                       Includes special incentive award of $100,000 paid in February 2013 for performance in 2012.

(10)                Reflects base salary paid from July 16, 2012 through December 31, 2012.

(11)                Reflects payment of $1,020 for transportation and parking expenses, which amount was paid to all Houston-based employees.

(12)                Reflects our contribution of $10,000 to the 401(k) Plan for 2012.

(13)                Includes special award of phantom units, valued at $75,000 in recognition of Mr. Wade’s key role in our Eagle Ford Shale growth projects during 2011. The award was contingent on the successful completion of an upgrade to the cryogenic processing facility at our Houston Central complex and was payable March 20, 2012.

(14)                Includes special incentive award of $50,000 paid in February 2013 for performance in 2012 and $75,000 special incentive award paid in March 2012 in recognition of Mr. Wade’s role in our Eagle Ford Shale growth projects during 2011.

(15)                Includes our contribution of $7,350 to the 401(k) Plan for 2011 and reimbursement of $64,561 to Mr. Wade for losses and costs associated with the sale of his home, including $17,760 for income recognized as a result of the reimbursement.

(16)                LTIP awards to Mr. Wade in connection with his commencement of employment with us were determined after consideration of compensation he would forfeit upon termination of employment with his prior employer.

(17)                Reflects travel, moving and temporary living expenses.

Grants of Plan-Based Awards during 2012

		Grant Date for Equity-	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Unit Awards: Number of		Options/ UAR Awards: Number of Securities Underlying	Exercise or Base Price of Options/ UAR	Grant Date Fair Value for Unit
Name	Award Type	Based Awards	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units(3) (#)		Options/ UAR (#)	Awards ($)	Awards(4) ($)
R. Bruce Northcutt	MICP		0	455,000	682,500	—	—	—	—		—	—	—
	Service-Based Units	5/15/12	—	—	—	—	—	—	16,750		—	—	469,000
	Performance-Based Units	5/15/12	—	—	—	0	16,750	33,500	—		—	—	469,000

Carl A. Luna	MICP		0	173,250	259,875	—	—	—	—		—	—	—
	Service-Based Units	5/15/12	—	—	—	—	—	—	6,320		—	—	176,960
	Performance-Based Units	5/15/12	—	—	—	0	6,320	12,640	—		—	—	176,960

Bryan W. Neskora	MICP		0	120,313	180,470	—	—	—	—		—	—
	Service-Based Units	7/16/12	—	—	—	—	—	—	69,920	(5)	—	—	2,066,137
	Performance-Based Units	7/16/12	—	—	—	0	7,770	15,540	—		—	—	229,604

Sharon J. Robinson	MICP		0	181,500	272,250	—	—	—	—		—	—	—
	Service-Based Units	5/15/12	—	—	—	—	—	—	6,630		—	—	185,640
	Performance-Based Units	5/15/12	—	—	—	0	6,630	13,260	—		—	—	185,640

James E. Wade	MICP		0	181,500	272,250	—	—	—	—		—	—	—
	Service-Based Units	4/2/12	—	—	—	—	—	—	2,093		—	—	74,888
	Service-Based Units	5/15/12	—	—	—	—	—	—	6,630		—	—	185,640
	Performance-Based Units	5/15/12	—	—	—	0	6,630	13,260	—		—	—	185,640

(1)              The columns under this heading reflect award opportunities under our MICP for 2012 and the amounts that would have been payable based on a threshold, target and maximum achievement of 2012 objectives. The actual MICP awards to named executive officers for 2012 are reported in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

(2)              Reflects awards of performance-based phantom units and the minimum, target and maximum amounts that could be paid based upon achievement of the performance objective.

(3)              Reflects awards of service-based phantom units.

(4)              Reflects the grant-date fair value for each award, as calculated under FASB ASC Topic 718 — Stock Compensation, which is equal to the aggregate amount we would expense in our financial statements over the award’s vesting period and does not reflect the actual amount realized by the named executive officer in 2012. For performance-based phantom units, grant-date fair value is based on target level of achievement.

(5)              Includes 62,150 long-term retention phantom units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to gain an understanding of the information disclosed in the Summary Compensation Table for 2012 and the Grants of Plan-Based Awards during 2012 table.

Employment Agreements with Named Executive Officers

We have employment agreements with the following named executive officers:

Mr. Northcutt. We entered into an employment agreement with Mr. Northcutt in connection with his commencement of employment with us in 2003. The initial term of the agreement expired in April 2005, but the agreement automatically continues from year-to-year thereafter until terminated by Mr. Northcutt or by us. The employment agreement provides for an initial annual base salary of $200,000, which is currently $500,000, and an initial annual incentive bonus opportunity of 50% of base salary, which is 100% for 2013. Mr. Northcutt’s employment agreement also includes provisions relating to non-competition, non-solicitation of customers and employees and confidentiality. The other material terms of Mr. Northcutt’s employment agreement are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Mr. Neskora. We entered into an employment agreement with Mr. Neskora in connection with his commencement of employment with us in July 2012. The employment agreement continues until terminated by Mr. Neskora or us. The agreement provides for an initial annual base salary of $350,000, which is currently $367,500, and an initial annual incentive bonus opportunity of 75% of base salary, which is Mr. Neskora’s bonus opportunity for 2013.  Mr. Neskora’s employment agreement also includes provisions relating to non-competition, non-solicitation of customers and employees and confidentiality. The other material terms of Mr. Neskora’s employment are described below under “Potential Payments upon Termination or Change in Control.”

Ms. Robinson.  We entered into an employment agreement with Ms. Robinson in connection with our acquisition of ScissorTail Energy, LLC in August 2005. The agreement had an initial term that expired on August 1, 2007, but it automatically continues from year-to-year thereafter until terminated by Ms. Robinson or us. The agreement provides for an initial annual base salary of $150,000, which is currently $311,600, and an initial annual incentive bonus opportunity of 35% of base salary, which is 65% for 2013. Ms. Robinson’s employment agreement also includes provisions relating to non-competition, non-solicitation of customers and employees and confidentiality. The other material terms of Ms. Robinson’s employment agreement are described below under “Potential Payments upon Termination or Change in Control.”

Mr. Wade.  We entered into an employment agreement with Mr. Wade in connection with his commencement of employment with us in 2010. Mr. Wade’s employment agreement has an initial term that expires on April 4, 2013, but it automatically continues from year-to-year thereafter until terminated by Mr. Wade or us. The agreement provides for an initial annual base salary of $270,000, which is currently $317,600, and an initial annual incentive bonus opportunity of 50% of base salary, which is 65% for 2013. Mr. Wade’s employment agreement also includes provisions relating to non-competition, non-solicitation of customers and employees and confidentiality. The other material terms of Mr. Wade’s employment are described below under “Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at December 31, 2012

	Option/UAR Awards					Unit Awards		Service-Based Phantom Units			Performance-Based Phantom Units
Name	Number of Securities Underlying Unexercised Exercisable Options/ UARs	Number of Securities Underlying Unexercisable Options/ UARs		Option/UAR Exercise Price ($)	Option/ UAR Expiration Date	Number of Restricted Units that have not Vested	Market Value of Restricted Units that have not Vested ($)	Number of Phantom Units that have not Vested		Market Value of Phantom Units that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Phantom Units that have not Vested		Equity Incentive Awards: Market Value of Phantom Units that have not Vested ($)(1)
R. Bruce Northcutt	30,000	—		10.00	11/15/14	—	—	3,520	(2)	111,338	13,500	(3)	427,005
	15,620	—		23.25	05/25/16			714	(4)	22,584	13,530	(5)	427,954
											16,750	(6)	529,803
	3,820	7,640	(7)	15.09				3,866	(4)	122,282
								9,020	(2)	285,303
								50,000	(8)	1,581,500
								12,500	(9)	395,375
								16,750	(10)	529,803

Carl A. Luna	25,660	—		23.25	05/25/16	—	—	1,160	(2)	36,691	4,300	(3)	136,009
	1,280	2,560	(7)	15.09				1,233	(4)	39,000	5,160	(5)	163,211
								244	(4)	7,085	6,320	(6)	199,902
								3,440	(2)	108,807
								18,000	(11)	569,340
								6,320	(10)	199,902

Bryan W. Neskora	—	—						7,770	(10)	245,765	7,770	(6)	245,765
								62,150	(12)	1,965,805

Sharon J. Robinson	—	—						2,240	(2)	70,851	4,700	(3)	148,661
	1,220	—		23.25	05/25/16	—	—	420	(4)	13,285	5,590	(5)	176,812
	2,420	4,840	(7)	15.09				1,366	(4)	43,207	6,630	(6)	209,707
								3,726	(2)	117,853
								33,000	(11)	1,043,790
								6,630	(10)	209,707

James E. Wade	—	5,100	(13)	25.14	04/05/20	—	—	2,400	(14)	75,912	4,700	(3)	148,661
								3,726	(2)	117,853	5,590	(5)	176,812
								35,000	(11)	1,107,050	6,630	(6)	209,707
								1,366	(4)	43,207
								2,093	(15)	66,202
								6,630	(10)	209,707

(1)             Based on the closing sales price of our common units of $31.63 on December 31, 2012.

(2)             These phantom units vest in two equal annual installments beginning May 15, 2013.

(3)             These performance-based phantom units cliff vest on May 15, 2013,  provided that the performance goal is met at any time during the three year vesting period, and may vest at a threshold (50%), target (100%) or maximum (200%) level depending on the level of achievement of the performance goal.

(4)             These phantom units vest on May 15, 2013.

(5)             These performance-based phantom units cliff vest on May 15, 2014,  provided that the performance goal is met at any time during the three year vesting period, and may vest at a threshold (50%), target (100%) or maximum (200%) level depending on the level of achievement of the performance goal.

(6)             These performance-based phantom units cliff vest on May 15, 2015,  provided that the performance goal is met at any time during the three year vesting period, and may vest at a threshold (50%), target (100%) or maximum (200%) level depending on the level of achievement of the performance goal.

(7)             These UARs vest in two annual installments beginning January 1, 2013. Each tranche is exercisable for the period beginning on the vesting date and ending on the March 15 following the calendar year of vesting.

(8)             These phantom units cliff vest on August 1, 2014.

(9)             These phantom units cliff vest on December 1, 2015.

(10)        These phantom units vest in three equal annual installments beginning May 15, 2013.

(11)        These phantom units cliff vest on August 1, 2013.

(12)        One-half of these phantom units vest on July 16, 2015 and one-half vest on July 16, 2017.

(13)        These unit appreciation rights vest in three equal annual installments beginning April 5, 2013.

(14)        These phantom units vest in three equal annual installments beginning April 5, 2013.

(15)        These phantom units vest in three equal annual installments beginning April 2, 2013.

Option Exercises and Stock Vested in 2012

	Option Awards			Unit Awards
Name	Number of Units Exercised	Value Realized on Exercise ($)		Number of Units Acquired on Vesting	Value Realized on Vesting ($)
R. Bruce Northcutt	3,820	75,369	(1)	1,122	31,416	(2)
	—	—		714	19,992	(2)
	—	—		1,760	49,280	(2)
	—	—		3,867	108,276	(2)
	—	—		4,510	126,280	(2)

Carl A. Luna	1,280	25,254	(1)	352	9,856	(2)
	—	—		224	6,272	(2)
	—	—		580	16,240	(2)
	—	—		1,233	34,524	(2)
	—	—		1,720	48,160	(2)

Bryan W. Neskora	—	—		—	—

Sharon J. Robinson	2,420	47,747	(1)	384	10,752	(2)
	—	—		420	11,760	(2)
	—	—		1,120	31,360	(2)
	—	—		1,367	38,276	(2)
	—	—		1,864	52,192	(2)

James E. Wade	1,700	18,326	(3)	800	28,224	(4)
	—	—		1,367	38,276	(2)
	—	—		1,864	52,192	(2)

(1)         Based on closing sales price of $34.82 on the March 15, 2012 exercise date and an exercise price of $15.09.

(2)         Based on the closing sales price of $28.00 on the May 15, 2012 vesting date.

(3)         Based on closing sales price of $35.92 on the April 19, 2012 exercise date and an exercise price of $25.14.

(4)         Based on the closing sales price of $35.28 on the April 5, 2012 vesting date.

Nonqualified Deferred Compensation

Name	Contributions during 2012 ($)	Aggregate Withdrawals/ Distributions during 2012 ($)	Aggregate Balance at December 31, 2012 ($)
R. Bruce Northcutt	—	—	12,708
Carl A. Luna	—	—	—
Bryan W. Neskora	—	—	—
Sharon J. Robinson	—	—	12,250
James E. Wade	—	—	—

The DCP is an unfunded plan in which our named executive officers are eligible to participate, with participant accounts represented solely as bookkeeping entries, and distributions or account settlements paid from our general assets at the time of the distribution. DCP participants must execute a participation agreement by the end of the year before the year in which the deferred compensation will be earned. A participant may defer portions of his or her base salary and/or bonus payable under the MICP or a successor bonus plan, subject to approval by the Compensation Committee. An election to defer base salary will become irrevocable on December 31 of the calendar year immediately prior to the year in which the compensation will be earned and an election to defer bonus compensation will become irrevocable on June 30th of the calendar year to which the bonus relates. Distributions, if any, to DCP participants will be paid in cash.

Under DCP participation agreements they entered into in 2008, Mr. Northcutt and Ms. Robinson deferred 5% of their 2009 base salaries, which will not become payable unless and until we have met the DCF Target as described under “Compensation Discussion and Analysis — Our Executive Compensation Program — Compensation Elements — Deferred Compensation Plan” above. The participation agreements also provide for accelerated vesting in certain circumstances described below under “Potential Payments Upon Termination or Change in Control.” If the DCF Target has not been achieved by our determination of distributable cash flow for the fourth quarter of 2015, outstanding deferred amounts relating to 2009 will be forfeited.

No interest is credited to participant’s account balances under the terms of the DCP and there are no company contributions or matches made to DCP accounts.

Potential Payments upon Termination or Change in Control

Our compensation plans and our employment agreements with Mr. Northcutt, Mr. Neskora, Ms. Robinson and Mr. Wade provide them with certain payments or benefits that become due upon certain qualifying terminations of their employment or upon a change in control of our company. Under our compensation plans and our employment agreements, the proposed merger with Kinder Morgan will be a change in control of our company. Our compensation plans and employment agreements and circumstances triggering such payments or benefits are described below. The descriptions in this section should be reviewed together with the definitions under “Definitions” and the “Termination and Change in Control Payments” table under “Quantification of Potential Payments upon Termination or Change in Control” below.

The arrangements and plans that provide change in control benefits to our employees, such as our CICP, were adopted to ensure that employees, including our named executive officers, will perform their roles for an extended period of time in the context of a change in control of our company. We believe that providing severance benefits to our executives in certain situations is an important retention tool and that the benefits it provides to our named executive officers are similar to those provided by other companies against whom we compete for talent.

Employment Agreements

Pursuant to their respective employment agreements, if Mr. Northcutt, Mr. Neskora, Ms. Robinson,  or Mr. Wade is terminated for “cause” (as defined in their employment agreements), or voluntarily resigns (without “good reason” in the case of Mr. Northcutt or Mr. Neskora), or dies or becomes disabled, then he or she would be entitled to receive any accrued but unpaid base salary, unused vacation time and any amount to which he or she is entitled pursuant to the company’s incentive plans.  Additionally, if Mr. Neskora’s employment is terminated as the result of his disability, he would be entitled to a lump sum payment equal to one year of base salary less the amount of any long-term disability benefits expected to be received during the one-year period following termination of employment.

If Mr. Northcutt’s employment is terminated by us for any reason other than cause, death or disability, or if Mr. Northcutt terminates his employment for “good reason” (as defined in his employment agreement), then he is entitled to the following: (i) a lump sum severance payment equal to one year of base salary; (ii) continuation of insurance benefits for one year following termination of employment; and (iii) reimbursement of reasonable fees incurred for executive outplacement services.

If Mr. Neskora’s employment is terminated by us before July 16, 2013 for any reason other than cause, death or disability, or if Mr. Neskora terminates his employment for “good reason” (as defined in his employment agreement), then he is entitled to a lump sum severance payment equal to two times the sum of his annual base salary and target bonus.  If the termination occurs after July 16, 2013, Mr. Neskora is entitled to a lump sum severance payment equal to the sum of his annual base salary and target bonus. In either case, he is entitled to continuation of medical and dental benefits for one year following termination of employment.

If Ms. Robinson’s employment is terminated by us for any reason other than cause, death or disability, or upon termination of employment by us within one year following a “change in control” (as defined in the employment agreement) of our company or of ScissorTail, she is entitled to the following: (i) a lump sum severance payment equal to one year of base salary; (ii) continuation of insurance benefits for one year following termination of employment; (iii) a pro-rata bonus pursuant to the terms of the MICP, or any successor incentive bonus plan; and (iv) the automatic vesting of outstanding awards under our LTIP.

If Mr. Wade’s employment is terminated by us for any reason other than cause, death or disability before the expiration of the primary term on April 4, 2013, he is entitled to a lump sum severance payment equal to two times the sum of his base salary and target bonus. If the termination occurs after April 4, 2013, Mr. Wade is entitled to a lump sum severance payment equal to the sum of his annual base salary and target bonus. In either case, he is entitled to continuation of medical and dental benefits for one year following termination of employment. If Mr. Wade’s employment is terminated by us within one year following a change in control of our company without “cause” or by Mr. Wade for “good reason” (as defined in our CICP), in lieu of the amounts described in the preceding sentence he is entitled to (i) the greater of severance amounts to which he would be entitled to under our CICP (determined at the time of his commencement of employment) or an amount to which he may be entitled to under any successor change in control severance plan; and (ii) continuation of medical and dental insurance benefits for one year or the period provided for under our CICP. Additionally, upon a change of control of our company, all of Mr. Wade’s outstanding LTIP awards would automatically vest.

Severance Arrangements

Other than our CICP, described below, the only individual severance arrangements in place for named executive officers are those reflected in the employment agreements with Mr. Northcutt, Mr. Neskora, Ms. Robinson and Mr. Wade.

MICP

An MICP participant, including a named executive officer, whose employment with us ceases by reason of death, disability or retirement on or after reaching age 65 or, prior to age 65 if approved by the Compensation Committee, or an MICP participant whose employment is terminated by us without “cause,” is eligible for a pro-rata portion of his or her target MICP award for the year of termination through the termination date. In addition, an MICP participant is entitled to a pro-rata portion of his or her target award if the termination occurs in connection with a change in control of our company.

LTIP

Our LTIP provides that, upon a change in control of our company, all awards outstanding under our LTIP, including those held by our named executive officers, will fully vest (regardless of whether employment is terminated by us). In addition, Ms. Robinson’s LTIP awards fully vest upon a change in control of ScissorTail.

Additionally, our LTIP provides that a grantee’s unvested awards will be automatically forfeited upon termination of the grantee’s employment for any reason, except as otherwise provided in the applicable award agreement or determined by the Compensation Committee in its discretion. Our LTIP award agreements with our named executive officers provide as follows:

•                  All options granted to our named executive officers and all UARs granted to them in connection with commencement of employment will fully vest upon death or disability (and must be exercised within one year of this vesting), will be forfeited upon termination “for cause,” and otherwise may be exercised for a limited period following termination of employment;

•                  UARs granted as part of an annual award will fully vest upon death or disability (and must be exercised by the March 15 following the calendar year of vesting), will be forfeited upon termination “for cause,” and otherwise may be exercised for a limited period following termination of employment;

•                  Service-based phantom units (other than long-term retention phantom units) will fully vest upon death and disability and will be forfeited upon termination of employment for any other reason;

•                  Performance-based phantom units will vest at the target level upon death or disability, and will be forfeited upon termination of employment for any other reason; and

•                  Long-term retention phantom units will vest on a pro-rata basis upon death, disability or termination of employment by the company for reasons other than “cause” (except for the award to Mr. Wade in connection with his commencement of employment with us, which will fully vest), and will be forfeited upon termination of employment for any other reason.

Management Change in Control Severance Plan

Our CICP provides that if a participant’s employment is terminated in connection with a “change in control” as defined in the CICP, the participant would be entitled to benefits if (i) the termination is by us other than for “cause” or (ii) the termination is by the participant for “good reason,” in each case as defined in the CICP. Upon such termination, a participant would be entitled to receive a lump-sum severance payment that is a specified multiple of the sum of his or her annual base salary plus target bonus under the MICP. Additionally, the CICP provides for continued health insurance benefits for up to 18 months and reimbursement of certain legal fees and expenses incurred by participants contesting in good faith any issue arising under the CICP.

Our CICP provides that if the aggregate of payments due under the CICP is greater than the aggregate of payments due under any individual severance agreement or employment agreement, payments made under our CICP will be in lieu of payments owed under any such other arrangement or agreement. If the aggregate of payments due under our CICP is less than the aggregate of payments due under any individual severance agreement or employment agreement, then payments made under such arrangement or agreement will be in lieu of payments under our CICP.

Our CICP provides for a primary term that expired on December 31, 2012, but was automatically extended on January 1, 2012 until December 31, 2013 and is subject to further one-year automatic extensions each January 1 thereafter; provided however, the CICP will continue in effect for a period of not less than 18 months following the occurrence of a change in control, and shall in no event expire following such change in control until the date that all participants who have become entitled to any benefits have received payment in full of all such benefits.

In the event that any of the payments or benefits provided for under our CICP would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code) and subject such income to an excise tax, the amounts of payments or benefits would either be (i) reduced so that the payments or benefits would be $1.00 less than the amount that would result in an excise tax or (ii) paid in full, whichever results in the best net after-tax result to the executive.

Deferred Compensation Plan

The DCP participation agreements with our named executive officers provide that amounts deferred would be paid upon the executive’s death, disability, our termination of the executive’s employment for reasons other than cause, the executive’s resignation for good reason or upon a change in control.

Definitions

The employment agreements with certain of our named executive officers, our MICP, LTIP, CICP and DCP generally use the following terms:

“Change in control” means the occurrence of any of the following events:

•                the acquisition by any person, other than us or our affiliates, of direct or indirect “beneficial ownership” of our securities representing more than 50% of the combined voting power of our then outstanding securities entitled to vote generally in the election of directors;

•                the consummation of a reorganization, merger, consolidation or other form of business transaction or series of business transactions, with respect to which persons who were our members immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities;

•                the sale, lease or disposition (in one or a series of related transactions) of all or substantially all of our company’s assets to any person other than to us or our affiliates;

•                a change in the composition of our Board, the result of which is that fewer than a majority of our directors are “incumbent directors;” or

•                the approval by our Board or our members of a complete or substantially complete liquidation or dissolution.

“Change in control of ScissorTail” means the occurrence of any of the following events:

•                the consummation of a reorganization, merger, consolidation or other form of business transaction or series of business transactions, with respect to which we or an affiliate who was the owner of all of the outstanding membership interests of ScissorTail immediately prior to such reorganization, merger or consolidation or other transaction does not, immediately thereafter, own more than 50% of the outstanding membership interests of ScissorTail;

•                the sale, lease or disposition (in one or a series of related transactions) by us or an affiliate of all or substantially all of ScissorTail’s assets to any person other than to us or our affiliates; or

•                the approval by our Board or ScissorTail of a complete or substantially complete liquidation or dissolution of ScissorTail.

“Cause” means: (i) gross negligence or willful misconduct in the performance of duties and services; (ii) willful and continued failure to substantially perform duties and other obligations (for reasons other than physical or mental incapacity); (iii) the commission of any fraudulent act or dishonesty in the course of employment or provision of services; or (iv) conviction of or plea of guilty to any felony that requires an intentional, knowing or reckless mental state (or any such equivalent mental state) under a criminal code, whether or not committed in the course of employment.

“Disability” is determined by our Compensation Committee under our MICP and, under our DCP and LTIP, means entitled to benefits under our long-term disability plan. Our employment agreements provide that a disability has occurred when the executive is incapacitated by accident, sickness or other circumstance that renders him or her incapable of performing required duties.

“Good Reason” means any of the following that occurs without the participant’s prior written consent and under our CICP occurs either (i) upon a change in control or within 18 months thereafter, or (ii) after the entry into a binding change in control agreement but prior to the consummation of such change in control or the abandonment or termination of such binding change in control agreement:

•                a material diminution in base salary (without limiting the interpretation of “material,” a 5% or greater reduction in base salary would be deemed “material” in all circumstances),

•                a material diminution in authority, duties, or responsibilities, including, under our CICP, failure to continue to be an executive officer of a public company and failure of a successor to us to assume the CICP;

•                a requirement that a participant report to a supervisor, whose authority, duties, or responsibilities are materially diminished in comparison to the authority, duties and responsibilities of the supervisor to whom the participant reported prior to the change in control;

•                a material diminution in the budget over which the participant retains authority;

•                reassignment of the participant to any office located more than 25 miles from the location of participant’s then current assignment; or

•                any other action or inaction that constitutes a material breach by the company of any employment agreement under which a participant provides services.

Under our employment agreement with Mr. Neskora, “Good Reason” also means a material diminution in his MICP target award opportunity.

For amounts payable under all of these severance provisions, please read the “Termination and Change in Control Payments” table and the accompanying footnotes.

Quantification of Potential Payments upon Termination or Change in Control

The following is a summary of the estimated payments that would have been made to each named executive officer, assuming termination of such officer’s employment on December 31, 2012 under various scenarios, or assuming a change in control of our company (and with respect to Ms. Robinson, a change in control of ScissorTail) on that date. In accordance with SEC rules, the estimated payments were determined under the terms of our plans and arrangements as in effect on December 31, 2012, which are described in our “Compensation Discussion and Analysis.” Because the payments to be made to a named executive officer depend on various factors that can only be ascertained on the date of a triggering event, the actual amounts to be paid upon termination of employment can only be determined with certainty at the time of the event.

Termination and Change in Control Payments

Name	Event	Salary ($)	Bonus ($)	Group Insurance ($)	Acceleration of Unvested Equity(1) ($)	Other Comp ($)	Total ($)
R. Bruce Northcutt	Termination following Change in Control(2)	1,365,000	1,365,000	52,476	4,559,310	33,458	7,375,244
	Termination for Cause(3)	0	0	0	0	12,250	12,250
	Termination by Executive for Good Reason(4)	455,000	0	39,984	0	33,458	528,442
	Termination Without Cause(5)	455,000	455,000	39,984	1,373,056	33,458	2,356,498
	Retirement(6)	0	455,000	0	0	12,250	467,250
	Death(7)	0	455,000	0	3,955,491	24,958	4,435,449
	Disability(8)	455,000	455,000	0	3,955,491	24,958	4,890,449
	Change in Control(9)	0	0	0	4,559,310	12,708	4,572,018

Carl A. Luna	Termination following Change in Control(2)	721,875	433,125	37,476	1,502,288	13,327	2,708,091
	Termination for Cause(3)	0	0	0	0	13,327	13,327
	Termination by Executive for Good Reason(4)	0	0	0	0	13,327	13,327
	Termination Without Cause(5)	0	173,250	0	504,006	13,327	690,583
	Retirement(6)	0	173,250	0	0	13,327	186,577
	Death(7)	0	173,250	0	1,436,954	13,327	1,623,531
	Disability(8)	0	173,250	0	1,436,954	13,327	1,623,531
	Change of Control(9)	0	0	0	1,502,288	0	1,502,288

Bryan W. Neskora	Termination following Change in Control(2)	875,000	656,250	37,476	2,457,335	5,048	4,031,109
	Termination for Cause(3)	0	0	0	0	5,048	5,048
	Termination by Executive for Good Reason(4)	700,000	525,000	24,984	0	5,048	1,255,032
	Termination Without Cause(5)	700,000	525,000	24,984	275,213	5,048	1,530,245
	Retirement(6)	0	262,500	0	0	5,048	267,548
	Death(7)	0	262,500	0	766,743	5,048	1,034,291
	Disability(8)	0	262,500	0	766,743	5,048	1,034,291
	Change of Control(9)	0	0	0	2,457,335	0	2,457,335

Sharon J. Robinson	Termination following Change in Control(2)	605,000	363,000	11,080	2,113,926	36,682	3,129,688
	Termination for Cause(3)	0	0	0	0	24,432	24,432
	Termination by Executive for Good Reason(4)	0	0	0	0	36,682	36,682
	Termination Without Cause(5)	302,500	181,500	7,387	1,994,147	36,682	2,522,216
	Retirement(6)	0	181,500	0	0	24,432	205,932
	Death(7)	0	181,500	0	1,994,147	36,682	2,212,329
	Disability(8)	0	181,500	0	1,994,147	36,682	2,212,329
	Change in Control(9)	0	0	0	2,113,926	12,250	2,126,176

James E. Wade	Termination following Change in Control(2)	605,000	363,000	37,476	2,188,209	9,598	3,203,283
	Termination for Cause(3)	0	0	0	0	9,598	9,598
	Termination by Executive for Good Reason(4)	0	0	0	0	9,598	9,598
	Termination Without Cause(5)	302,500	181,500	24,984	1,107,050	9,598	1,625,632
	Retirement(6)	0	181,500	0	0	9,598	191,098
	Death(7)	0	181,500	0	2,188,209	9,598	2,379,307
	Disability(8)	0	181,500	0	2,188,209	9,598	2,379,307
	Change of Control(9)	0	0	0	2,188,209	0	2,188,209

(1)             Calculated using the closing sales price of our common units on December 31, 2012 of $31.63 as reported by the NASDAQ.

(2)           Under our CICP, following a change in control and upon termination of the executive by us without cause or by the executive for good reason following a change in control, Mr. Northcutt would have received 300% of the sum of his base salary and 2012 MICP target award, Messrs. Neskora and Luna would have each received 250% of the sum of their respective base salary and 2012 MICP target awards and Ms. Robinson and Mr. Wade would have each received 200% of the sum of their respective base salary and 2012 MICP target awards.  Each of our named executive officers would have received 18 months of continued medical and dental insurance coverage, which we have valued at 2012 costs, and Mr. Northcutt would have received continuation of all other group benefits for a period of one year, estimated to be $15,000. Under our LTIP, each of our named executive officers’ outstanding awards would have vested, and each of them would have received payment of accrued but unused vacation time in accordance with our policies.  Pursuant to the terms of her employment agreement with us, upon termination of Ms. Robinson’s employment following a change in control of ScissorTail, Ms. Robinson would have received one-half of the amount reflected in the “Salary” column, one-half of the amount reflected in the “Bonus” column and two-thirds of the amount reflected in the “Group Insurance” column, which we have valued at 2012 costs.  Additionally, all of her outstanding LTIP awards would have vested.

(3)             Each of our named executive officers would have received payment of his or her accrued but unused vacation time in accordance with our policies.

(4)             Upon termination by the executive for good reason (other than following a change in control), Mr. Northcutt, Mr. Neskora, Ms. Robinson and Mr. Wade would have received payment of his or her accrued but unused vacation time pursuant to the terms of his or her employment agreement, and Mr. Luna would have received payment of his accrued but unused vacation time in accordance with our policies.  Pursuant to the terms of his employment agreement, Mr. Northcutt would also have received one year of base salary, one year of continued medical and dental coverage, which we have valued at 2012 costs, continuation of other group benefits for one year, which we have estimated to be $15,000, and reimbursement of the costs of executive outplacement services, estimated to be $8,500. Pursuant to the terms of his employment agreement, Mr. Neskora would receive two times the sum of his base salary and 2012 MICP target awards and one year of continued medical and dental insurance coverage, which we have valued at 2012 costs. Additionally, Mr. Northcutt and Ms. Robinson would have received amounts deferred under our DCP.

(5)             Upon termination by us without cause (other than following a change in control), Mr. Northcutt, Mr. Luna, Ms. Robinson, and Mr. Wade would have been eligible under our MICP to receive 100% of his or her 2012 MICP target award. Additionally, pursuant to the terms of each of their respective employment agreements, Mr. Northcutt and Ms. Robinson would have received one year of base salary and one year of continued medical and dental coverage, which we have valued at 2012 costs.  Mr. Northcutt would have also received one year of continuation of other group benefits, estimated to be $15,000, and reimbursement of the costs of executive outplacement services, estimated to be $8,500. Pursuant to the terms of each of their respective employment agreements, Mr. Neskora and Mr. Wade would have received two times the sum of base salary and 2012 MICP target award and one year of continued medical and dental coverage, which we have valued at 2012 costs. Under the LTIP, Mr. Northcutt’s, Mr. Neskora’s, Mr. Luna’s, and Ms. Robinson’s long-term retention phantom units would have vested on a pro-rata basis.  Mr. Wade’s long-term retention phantom units would have fully vested.  Additionally, pursuant to the terms of her employment agreement with us, all of Ms. Robinson’s other LTIP awards would have vested.  Mr. Northcutt and Ms. Robinson would have received amounts deferred under our DCP, and each of our named executive officers would have received payment of his or her accrued but unused vacation time in accordance with our policies.

(6)             Under our MICP, upon the executive’s retirement on or after age 65, or prior to 65 if approved by the Compensation Committee, he or she would have been eligible to receive 100% of his or her 2012 MICP target award.  Each of our named executive officers would have received payment of his or her accrued but unused vacation time in accordance with our policies.

(7)             Under our MICP, upon termination of employment as the result of the executive’s death, his or her estate would have been eligible to receive 100% of his or her 2012 MICP target award.  Under our LTIP, each of our named executive officers’ outstanding awards would have fully vested, except for long-term retention phantom unit awards for Messrs. Northcutt, Luna and Neskora and Ms. Robinson, which would have vested on a pro-rata basis.  Additionally, the estates of Mr. Northcutt and Ms. Robinson would have received amounts deferred under our DCP, and the estates of each of our named executive officers would have received payment of his or her accrued but unused vacation time in accordance with our policies.

(8)             Upon termination of employment as the result of the executive’s disability, he or she would have been eligible under our MICP to receive 100% of his or her 2012 MICP target award. Under our LTIP, each of our named executive officers’ outstanding awards would have fully vested, except for long-term retention phantom unit awards for Messrs. Northcutt, Luna and Neskora and Ms. Robinson, which would have vested on a pro-rata basis. Under the terms of his employment agreement with us, Mr. Northcutt would have been entitled to receive continued payment of his base salary until the earlier of (i) the date disability payments to him commence or (ii) 360 days from termination. Under the terms of his employment agreement with us, Mr. Neskora would have been entitled to receive a lump sum payment equal to one year of base salary less the amount of any long-term disability benefits expected to be received during the one-year period following termination of employment. Additionally, Mr. Northcutt and Ms. Robinson would have received amounts deferred under our DCP, and each of our named executive officers would have received payment of his or her accrued but unused vacation time in accordance with our policies.

(9)             Upon a change in control of our company without a related termination of employment by us without cause or by the executive for good reason, our executives would receive no change in control payments.  Under our LTIP, each of our named executive officers’ outstanding awards would fully vest.  Mr. Northcutt and Ms. Robinson would have received amounts deferred under our DCP.  Additionally, upon a change in control of ScissorTail, Ms. Robinson’s outstanding LTIP awards would fully vest.

Director Compensation

Annual Retainer and Fees.  The table below summarizes the cash retainers and fees approved by our Board of Directors as compensation for the non-executive directors’ service on our Board and Board committees. The non-executive Chairman of the Board receives an annual retainer of $50,000 that is paid in unit awards under our LTIP. Each of our non-executive directors is also reimbursed for out-of-pocket expenses incurred in connection with attending Board or committee meetings. Directors who are employees of the company do not receive any additional compensation for service on the Board. Under individual indemnity agreements with us, each director is fully indemnified by us to the extent permitted under Delaware law for actions associated with being a member of our Board.

Non-Executive Director Cash Compensation

	Annual Retainer
	(Chairman)	(Member)		Meeting Fees
Board of Directors	—	$30,000	(1)	—
Audit Committee	$12,000	$4,000		$1,500
Compensation Committee	$10,000	—		$1,000
Conflicts Committee	$6,000	—		$1,000
Nominating and Governance Committee	$10,000	—		$1,000

(1)         All non-executive Board members, including the Chairman of the Board, receive the annual retainer.

Restricted Unit Awards.  We make an annual award of 3,000 restricted common units to our non-executive directors in November of each year. Each restricted unit award (and its associated distributions) vests in three equal annual installments or earlier upon a change in control, death, disability and, except for directors elected pursuant to a contractual obligation, upon failure to be nominated for re-election to our Board.

On February 15, 2012, our Board revised our director compensation program, which formerly provided for an initial grant of 6,000 restricted units to newly elected directors for their first year of service. Our revised program eliminates initial grants to directors and instead provides that newly elected directors will receive a pro-rated annual grant of restricted units upon election. Our Board made this change based on the recommendation of our Compensation Committee following a review of peer company practices relating to initial equity grants to directors.

Director Compensation Table.  The following table summarizes the compensation we paid to our non-executive directors for the fiscal year ended December 31, 2012.

Director Compensation for 2012

Name(1)	Fees Earned or Paid in Cash	Restricted Unit Awards(2)(3)	Unit Awards		Total
James G. Crump	$52,000	$89,730	—		$141,730
Ernie L. Danner	$43,000	$89,730	—		$132,730
Scott A. Griffiths	$51,500	$89,730	—		$141,230
Michael L. Johnson	$50,000	$89,730	—		$139,730
Michael G. MacDougall	$30,000	$89,730	—		$119,730
T. William Porter	$50,500	$89,730	—		$140,230
William L. Thacker	$42,000	$89,730	$50,000	(4)	$181,730

(1)       Mr. Northcutt is not included in the Director Compensation table because he receives no compensation for his services as a director.

(2)       In November 2012, each named director received 3,000 restricted units. The grant-date fair value of each director’s award as computed in accordance with FASB ASC Topic 718 — Stock Compensation was $89,730. These amounts reflect our accounting expense for these awards, rather than the actual value that may be recognized by the directors.

(3)       Since joining our Board at the end of 2004, each named director, other than Mr. MacDougall, has received an aggregate of 30,000 restricted common units (6,000 of which were subject to vesting restrictions at December 31, 2012).

Mr. MacDougall has received 15,000 restricted units, 6,000 of which were subject to vesting restrictions at December 31, 2012.

(4)         The non-executive Chairman of the Board receives an annual retainer of $50,000, payable in unit awards under our LTIP, on January 1 of each year. The number of units awarded is determined by dividing the amount of the retainer by the closing market price for our common units on the trading day preceding the applicable January 1. On January 1, 2012, Mr. Thacker received 1,462 common units in payment of his annual retainer as non-executive Chairman of the Board.

Compensation Committee Report

The Compensation Committee of Copano Energy, L.L.C. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted By:

Compensation Committee

Scott A. Griffiths, Chairman

T. William Porter

William L. Thacker

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Amendment or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

Reconciliation of Non-GAAP Financial Measures

Total distributable cash flow (or its predecessor, distributable cash flow) has served as the financial objective under our MICP since the plan’s inception in 2005. We define total distributable cash flow as net income (loss) plus: (i) non-cash interest and other financing costs, (ii) deferred tax expense, (iii) depreciation and amortization expense, (iv) impairment expense, (v) non-cash amortization expense associated with commodity derivative instruments, (vi) distributions from unconsolidated affiliates, (vii) loss on refinancing of unsecured debt and (viii) equity-based compensation expense, and minus (i) equity in earnings (loss) from unconsolidated affiliates, (ii) unrealized gains (losses) from commodity risk management activities and (iii) maintenance capital expenditures, and plus or minus other miscellaneous non-cash amounts affecting net income (loss) for the period. Maintenance capital expenditures are capital expenditures employed to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. We determined that total distributable cash flow is a better measure of the rate at which cash available for distribution is generated by our operations than its predecessor, distributable cash flow, which does not add back the amortization expense relating to the option component of our risk management portfolio. Distributable cash flow still serves as the financial objective under our DCP, which we adopted in 2008.

Neither distributable cash flow nor total distributable cash flow should be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Reconciliation of net loss to distributable cash flow and total distributable cash flow(1)
Net loss	$(138,970)	$(156,312)	$(8,681)
Add:
Depreciation and amortization	77,104	69,156	62,572
Impairment	29,486	8,409	—
Amortization of debt issue costs	3,999	3,764	3,755
Distributions from unconsolidated affiliates	47,475	35,471	25,955
Loss on refinancing of unsecured debt	—	18,233	—
Equity-based compensation	10,574	13,265	10,388
Unrealized loss associated with line fill contributions and gas imbalances	904	23	1,538
Unrealized gain from risk management activities	(2,996)	(3,523)	(984)
Deferred taxes and other	602	391	(280)
Less:
Equity in loss from unconsolidated affiliates	137,088	145,324	20,480
Maintenance capital expenditures	(10,853)	(13,490)	(9,563)
Distributable cash flow	154,413	120,711	105,180
Add:
Amortization of commodity derivative options	21,757	29,517	32,378
Total distributable cash flow	$176,170	$150,228	$137,558
Average common units outstanding(2)	N/A	N/A	59,177,121
Total distributable cash flow per unit	N/A	N/A	$2.29

(1)         The MICP financial objective for 2012 and 2011 was total distributable cash flow, and for 2010 was total distributable cash flow per unit.

(2)         Average total common units outstanding on the record date for cash distributions paid with respect to each of the four quarters in the years indicated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2013, except where otherwise indicated, the number of our voting securities beneficially owned by: (i) each person who is known to us to beneficially own more than 5% of a class of voting units; (ii) the current members of our Board of Directors; (iii) our named executive officers; and (iv) all current directors and executive officers as a group. Unless otherwise noted, each beneficial owner has sole voting and investment power:

	Common Units(1)		Preferred Units(2)
Beneficial Owner	#	%	#	%
TPG Copenhagen, L.P.(2)	—	—	13,227,515	14.34%
Tortoise Capital Advisors, L.L.C(3)	5,032,279	6.37%
RR Advisors, LLC(4)	4,804,141	6.08%
ClearBridge Investments, LLC(5)	4,886,171	6.18%
William L. Thacker(6)	40,615	*
James G. Crump(6)	30,000	*
Ernie L. Danner(6)	34,000	*
Scott A. Griffiths(6)	30,000	*
Michael L. Johnson(6)	30,000	*
Michael G. MacDougall(6)(7)	12,000	*
T. William Porter(6)	30,000	*
R. Bruce Northcutt(6)(8)	290,742	*
Carl A. Luna(6)(8)	51,039	*
Bryan W. Neskora(6)(8)	—	—
Sharon J. Robinson(8)(9)	28,035	*
James E. Wade(6)(8)	8,797	*
All directors and executive officers as a group (15 persons)(10)	2,261,073	2.79%

*                 Less than 1%.

(1)         Based on 79,042,920 common units outstanding on March 1, 2013. In accordance with SEC rules, the percentage of each class as of the such date is calculated for each person and group by dividing the number of common units beneficially owned by the sum of our common units outstanding plus the number of common units underlying options and UARs exercisable by that person or group within 60 days and phantom units vesting within 60 days.

(2)         Simultaneously with the execution of our merger agreement with Kinder Morgan, we, Kinder Morgan and TPG Copenhagen entered into a voting agreement described in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”  Subject to the proposed merger and the voting agreement and certain limitations under our limited liability company agreement, the preferred units have voting rights identical to the voting rights of our common units and vote with our common units as a single class. Subject to certain conversion restrictions, the preferred units may be converted to common units on a one-for-one basis beginning on July 21, 2013. The general partner of TPG Copenhagen, L.P. is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). David Bonderman and James G. Coulter are directors, officers and sole shareholders of Advisors VI and may therefore be deemed to beneficially own the preferred units and therefore any common units issuable upon conversion thereof. Messrs. Bonderman and Coulter disclaim beneficial ownership of the preferred units and any common units issuable upon conversion thereof except to the extent of their pecuniary interest therein. The address of Advisors VI and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)        As reported on the Schedule 13G/A filed on behalf of Tortoise Capital Advisors, L.L.C. (“TCA”) on February 12, 2013, TCA acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940.  TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies.  However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owners under Rule 13d-3 of the Act, of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA.  Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies.  TCA also acts as an investment advisor to certain managed accounts.  Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders.  TCA may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act.  None of the securities listed below are owned of record by TCA, and TCA disclaims any beneficial interest in such securities. The address for TCA is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(4)         As reported on the Schedule 13G filed on behalf of Robert J. Raymond, RR Advisors, LLC, RCH Energy MLP Fund GP, L.P., RCH Energy MLP Fund, L.P., RCH Energy MLP Fund-A, L.P., RCH Energy Opportunity Fund II GP, L.P. and RCH Energy Opportunity Fund II, L.P. on February 4, 2013. Robert J. Raymond reported sole voting and disposition power with respect to 2,000 common units and shared voting and disposition power with respect to 4,804,141 common units.  The following reporting persons reported shared voting and disposition power with respect to the numbers of common units indicated: RR Advisors, LLC (4,804,141); RCH Energy MLP Fund GP, L.P. (3,219,098); RCH Energy MLP Fund, L.P. (3,183,541); RCH Energy MLP Fund-A, L.P. (35,557); RCH Energy Opportunity Fund II GP, L.P.: (1,322,981); RCH Energy Opportunity Fund II, L.P. (1,322,981).  Each reporting person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any units other than the units owned of record by such reporting person.  The address of each reporting person is 3953 Maple Avenue, Suite 180, Dallas, Texas 75219.

(5)         As reported on the Schedule 13G/A filed on behalf of Clearbridge Investments, LLC on February 14, 2013.  The address for Clearbridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

(6)         Messrs. Thacker, Crump, Danner, Griffiths, Johnson, MacDougall and Porter, members of our Board of Directors, can be contacted at 1200 Smith Street, Suite 2300, Houston, Texas 77002. Messrs. Northcutt, Luna, Neskora and Wade can also be contacted at this address.

(7)             Mr. MacDougall is also a TPG partner. Mr. MacDougall disclaims beneficial ownership of the preferred units except to the extent of his pecuniary interest therein. The address of Mr. MacDougall is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(8)         Includes (in amounts set forth in the table below) options to acquire common units that are exercisable or will be exercisable and phantom units that will vest within 60 days of March 1, 2013. Also includes common units that would have been issuable in settlement of UARs on March 1, 2013 or within 60 days of such date, calculated based on the closing price for our common units on such date.

Beneficial Owner	Phantom Units	Exercisable UARs	Exercisable Options
R. Bruce Northcutt	—	6,759	45,620
Carl A. Luna	—	2,264	25,660
Bryan W. Neskora	—	—	—
Sharon J. Robinson	—	4,282	1,220
James E. Wade	1,498	538	—

(9)         Ms. Robinson can be contacted at 1437 South Boulder Avenue, Suite 1500, Tulsa, Oklahoma 74119.

(10)  Includes 107,180 options to acquire common units that are exercisable currently or within 60 days of March 1, 2013, 1,498 phantom units that will vest within 60 days of such date and 43,000 restricted units over which the beneficial owner has voting power but no investment power. Also includes 21,892 common units underlying exercisable UARs on March 1, 2013 or within 60 days of such date, calculated based on the closing price for our common units on such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012 regarding our LTIP, under which our common units are authorized for issuance to our officers, directors, employees and consultants.

	Number of Securities to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Units Reflected in Column (a)) (c)
Equity compensation plans approved by unitholders(1)	1,113,995	(2)	$26.51	(3)	1,692,276	(4)
Equity compensation plan not approved by unitholders	—		—		—
Total	1,113,995		$26.51		1,692,276

(1)         Our sole equity compensation plan is our LTIP, which was approved by our members prior to our initial public offering.

(2)         Consists of 477,283 UARs and 636,712 unit options. At December 31, 2012, 78,303 of the outstanding UARs and 597,912 of the outstanding unit options were exercisable.

(3)        Price reported relates solely to outstanding options and UARs reported in column (a).

(4)         Determined at the time of any award. 6,200,000 common units are authorized for issuance under our LTIP, of which no more than 3,700,000 may be delivered in the form of unit awards, restricted units and phantom units. 1,195,729 of the units remaining available at December 31, 2012 may be delivered in the form of unit awards, restricted units and phantom units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of March 1, 2013, TPG Copenhagen owned 13,219,454 of our preferred units. Simultaneously with the execution of our merger agreement with Kinder Morgan, we, Kinder Morgan and TPG Copenhagen entered into a voting agreement pursuant to which TPG Copenhagen agreed, among other things, to vote all of its preferred units (and common units, if any) in favor of adoption of the merger agreement. TPG Copenhagen also agreed not to sell, transfer, pledge or otherwise dispose of any of its preferred units or common units. On February 8, 2013, in accordance with the terms of our limited liability company agreement and following its receipt of our change of control offer, TPG Copenhagen notified us of its election, subject to the conditions set forth in the voting agreement, to have all of its preferred units converted into common units immediately prior to the effective time of the merger. Under our limited liability company agreement and the voting agreement, the preferred units will be convertible, effective immediately prior to the merger, into a number of Copano common units equal to 110% of the number of preferred units then outstanding. In accordance with our limited liability company agreement, the preferred units outstanding on the record date for the special meeting of unitholders relating to the merger will have that number of votes equal to the number of common units into which such preferred units will convert immediately prior to the merger.

Subject to the proposed merger and voting agreement described above, the preferred units generally vote with our common units and are entitled to quarterly distributions equaling $0.72625 per preferred unit, which we are obligated to pay in kind for each quarter through the quarter ending June 30, 2013. Beginning on July 21, 2013, the preferred units will become convertible into common units by us and by the holders, in each case subject to certain conditions and limitations.

We are party to a director designation agreement giving TPG Copenhagen the right to designate a member of our Board. TPG Copenhagen selected Mr. MacDougall as its director designee. We are required, pursuant to the terms of the director designation agreement, to nominate Mr. MacDougall (or another TPG Copenhagen designee) for re-election to the Board at each annual meeting of unitholders unless TPG Copenhagen’s ownership of Copano securities falls below specified levels or certain other specified resignation events occur.

Director Independence

For a discussion of director independence, please read Item 10, “Directors, Executive Officers and Corporate Governance — Director Independence.”

Item 14.  Principal Accounting Fees and Services

Audit Fees

The fees for professional services rendered by Deloitte for the audit of our annual consolidated financial statements and subsidiary financial statements for each of the fiscal years ended December 31, 2012 and 2011 and the reviews of the financial statements included in our Quarterly Reports on Forms 10-Q for each of those fiscal years were $1,855,000 and $1,851,000, respectively.

Audit-Related Fees

Deloitte also received fees for services that they normally provide in connection with statutory or regulatory filings. Deloitte’s fees for these services (i) during 2012 totaled $267,000 and were associated with public offerings of our common units and the issuance of additional 7.125% Senior Notes due 2021, and (ii) during 2011 totaled $88,000 and were associated with the issuance of our 7.125% Senior Notes due 2021.

Tax Fees

We incurred aggregate fees of $1,024,000 and $1,037,000 for fiscal years ended December 31, 2012 and 2011, respectively, for tax-related services provided by Deloitte. These included fees for K-1 processing and other tax compliance services, and for tax planning services.

Other Fees

We incurred aggregate fees of $6,000 and $348,000 for the fiscal years ended December 31, 2012 and 2011, respectively, for due diligence, integration planning and related services provided by Deloitte in connection with proposed acquisitions.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services performed by the independent auditor pursuant to an adopted Pre-Approval of Audit and Non-Audit Services Policy. The policy includes a schedule of generally pre-approved services that the committee reviews annually and requires specific pre-approval by the committee of any other audit or non-audit services on a case-by-case basis. The pre-approved services may include audit services, audit-related services, tax-related services and other services.

Management is required to report to the Audit Committee its engagement of the independent auditor to perform any of the services specifically pre-approved in the policy and does so on a quarterly basis. The engagement terms and fees related to our annual audit remain subject to the specific approval of the Audit Committee. Additionally, the pre-approval policy specifically prohibits certain non-audit services, including bookkeeping, appraisal or valuation services, and legal services. Deloitte did not provide any services under the de minimis exception to audit committee approval of 17 CFR 210.2-01(c)(7)(i)(C).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements

The financial statements of Fort Union Gas Gathering, L.L.C. and the related notes and supplementary date required by this item begin on page F-1 of this Form 10-K/A and are incorporated herein by reference.

(a)(3) Exhibits

The exhibits filed as a part of this report or incorporated by reference are listed below.

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

4.9	Form of Global Note representing 7.125% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.7 above).

10.1	Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed September 5, 2012).

Number	Description
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

10.10	Employment Agreement between CPNO Services, L.P. and James E. Wade, dated April 5, 2010 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2011).

10.11	Employment Agreement between CPNO Services, L.P. and Bryan W. Neskora, dated July 16, 2012 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 8, 2012).

10.12	2004 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2004).

10.13	2004 Form of Unit Option Grant (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q filed December 21, 2004).

10.14	2005 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed February 11, 2005).

Number	Description
10.15	2005 Form of Unit Option Grant (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed February 11, 2005).

10.16	Form of Unit Option Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.37 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.17	Form of Restricted Unit Grant (ScissorTail Energy, LLC Officers) (incorporated by reference to Exhibit 10.38 to Quarterly Report on Form 10-Q filed August 15, 2005).

10.18	2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 30, 2006).

10.19	2006 Form of Unit Option Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 30, 2006).

10.20	2006 Form of Restricted Unit Grant (Employees) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 30, 2006).

10.21	November 2006 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 20, 2006).

10.22	2007 Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2007).

10.23	2008 Form of Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 6, 2008).

10.24	2008 Form of Performance Based Phantom Unit Grant (Employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 6, 2008).

10.25	2008 Form of Long-Term Retention Award Grant (Employees) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 6, 2008).

10.26	2008 Form of Phantom Unit Grant (Employee Bonus Awards) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 12, 2008).

10.27	2008 Form of Restricted Unit Grant (Directors) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 25, 2008).

10.28	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 18, 2009).

10.29	Form of Unit Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 18, 2009).

10.30	Form of Performance-Based Phantom Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2010).

10.31	Form of Restricted Unit Award Agreement (Director Pursuant to Contract) (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 23, 2010).

10.32	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 21, 2012).

Number	Description
10.33	Amended and Restated Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 23, 2010).

10.34	2012 Administrative Guidelines for Copano Energy, L.L.C. Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 21, 2012).

10.35	Copano Energy, L.L.C. Deferred Compensation Plan, dated December 16, 2008 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2008).

10.36	Form of Deferred Compensation Plan Participation Agreement (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2008).

10.37	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2005).

10.38	Copano Energy, L.L.C. Amended and Restated Change in Control Severance Plan, effective August 25, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 31, 2010).

10.39

Second Amended and Restated Credit Agreement, dated June 10, 2011, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, BNP Paribas and Royal Bank of Canada as Co-Documentation Agents, and other Lenders Party hereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2011).

10.40

First Amendment to Second Amended and Restated Credit Agreement, dated as of January 4, 2012, among Copano Energy, L.L.C., as the Borrower, Bank of America, N.A., Administrative Agent, Swing Line Lender and L/C Issuer, and the lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 10, 2012).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 29, 2012).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2**	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.INS+	XBRL Instance Document.

101.LAB+	XBRL Labels Linkbase Document.

Number	Description
101.PRE+	XBRL Presentation Linkbase Document.

101.SCH+	XBRL Schema Document.

*                                 Filed herewith.

**                          Furnished herewith.

+                                 Filed with Original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 27th day of March 2013.

Copano Energy, L.L.C.

By:	/s/ R. BRUCE NORTHCUTT
R. Bruce Northcutt
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CARL A. LUNA
Carl A. Luna
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this Amendment has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ R. BRUCE NORTHCUTT	President and Chief Executive Officer and Director	March 27, 2013
R. Bruce Northcutt	(Principal Executive Officer)

/S/ CARL A. LUNA	Senior Vice President and Chief Financial Officer	March 27, 2013
Carl A. Luna	(Principal Financial Officer)

/S/ LARI PARADEE	Senior Vice President, Controller and Principal Accounting Officer	March 27, 2013
Lari Paradee	(Principal Accounting Officer)

/S/ WILLIAM L. THACKER	Chairman of the Board of Directors	March 27, 2013
William L. Thacker

/S/JAMES G. CRUMP	Director	March 27, 2013
James G. Crump

/S/ ERNIE L. DANNER	Director	March 27, 2013
Ernie L. Danner

/S/ SCOTT A. GRIFFITHS	Director	March 27, 2013
Scott A. Griffiths

/S/ MICHAEL L. JOHNSON	Director	March 27, 2013
Michael L. Johnson

/S/ MICHAEL G. MACDOUGALL	Director	March 27, 2013
Michael G. MacDougall

/S/ T. WILLIAM PORTER	Director	March 27, 2013
T. William Porter

INDEPENDENT AUDITORS’ REPORT

To the Members of Fort Union Gas Gathering L.L.C.:

We have audited the accompanying financial statements of Fort Union Gas Gathering, L.L.C. (the “Company”), which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, members’ equity and cash flows for the years ended December 31, 2012, 2011, and 2010, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements.  The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fort Union Gas Gathering, L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011, and 2010 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

March 27, 2013

FORT UNION GAS GATHERING, L.L.C.

Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,093,701	$7,904,132
Accounts receivable:
Trade (net of allowance for doubtful accounts of $82,000 and $0, respectively)	282,271	121,412
Related parties	8,737,890	6,731,270
Total current assets	14,113,862	14,756,814

Property and equipment, net	186,256,547	194,188,974
Other assets, net	1,730,612	1,995,437

Total assets	$202,101,021	$210,941,225

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$—	$103,524
Related parties	191,043	663,531
Current portion of long-term debt	13,752,000	13,752,000
Interest rate swap agreements	742,765	1,628,590
Accrued liabilities	1,363,896	3,211,724
Total current liabilities	16,049,704	19,359,369

Long-term debt	44,694,000	58,446,000

Interest rate swap agreements	—	640,504

Asset retirement obligations	144,612	131,466

Commitments and contingencies (Note 7)

Members’ equity	141,212,705	132,363,886

Total liabilities and members’ equity	$202,101,021	$210,941,225

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Operations

	Year Ended December 31,
	2012	2011	2010

Revenue:
Gathering fees	$41,394,979	$39,516,624	$42,696,022
Treating fees	19,325,706	19,272,085	15,914,920
Total revenue	60,720,685	58,788,709	58,610,942

Expenses:
Operating and maintenance	6,330,548	6,349,395	6,789,417
General and administrative	797,266	750,626	684,023
Depreciation and amortization	8,127,280	7,991,306	7,739,030
Total expenses	15,255,094	15,091,327	15,212,470

Operating income	45,465,591	43,697,382	43,398,472

Other income (expense):
Interest income	2,308	3,273	5,379
Interest and other financing costs	(1,519,080)	(2,042,478)	(3,920,639)
Total other expense	(1,516,772)	(2,039,205)	(3,915,260)

Net income	$43,948,819	$41,658,177	$39,483,212

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010

Cash flow from operating activities:
Net income	$43,948,819	$41,658,177	$39,483,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,127,280	7,991,306	7,739,030
Amortization of debt issue costs	179,721	179,721	179,721
Net change in interest rate swaps	(1,526,329)	(1,695,679)	(125,525)
Accretion expense	13,146	11,952	23,339
Loss on sale of assets	—	47,029	—
Provision for doubtful accounts	82,600	—	—
Changes in assets and liabilities:
Accounts receivable	(2,250,079)	90,938	(2,350,959)
Accounts payable	(685,761)	(136,801)	(1,110,826)
Accrued liabilities	(1,847,828)	3,056	2,153,662
Net cash provided by operating activities	46,041,569	48,149,699	45,991,654

Cash flow from investing activities:
Additions to property, plant and equipment	—	—	(2,602,024)
Proceeds from sale of property and equipment	—	21,583	810,191
Net cash provided by (used in) investing activities	—	21,583	(1,791,833)

Cash flow from financing activities:
Repayments on long-term debt	(13,752,000)	(13,752,000)	(13,752,000)
Distributions to members	(35,100,000)	(35,300,000)	(31,500,000)
Equity contributions from members	—	—	2,090,886
Net cash used in financing activities	(48,852,000)	(49,052,000)	(43,161,114)

Net (decrease) increase in cash and cash equivalents	(2,810,431)	(880,718)	1,038,707

Cash and cash equivalents, beginning of year	7,904,132	8,784,850	7,746,143

Cash and cash equivalents, end of year	$5,093,701	$7,904,132	$8,784,850

Supplemental disclosure to the Statements of Cash Flows —
Cash paid for interest, net of amount capitalized	$2,980,463	$3,667,212	$4,127,489
Accrued capital expenditures	$109,749	$—	$—

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Statements of Members’ Equity

	Copano Pipelines/Rocky Mountains, L.L.C.	Crestone Powder River, L.L.C.	Western Gas Wyoming, L.L.C.	WPX Energy Rocky Mountain, L.L.C.	Total
Balance at December 31, 2009	$42,941,068	$42,941,068	$17,169,473	$12,880,002	$115,931,611
Contributions	774,465	774,465	309,659	232,297	2,090,886
Distributions	(11,667,600)	(11,667,600)	(4,665,150)	(3,499,650)	(31,500,000)
Net income	14,624,582	14,624,582	5,847,463	4,386,585	39,483,212

Balance at December 31, 2010	46,672,515	46,672,515	18,661,445	13,999,234	126,005,709
Distributions	(13,075,120)	(13,075,120)	(5,227,930)	(3,921,830)	(35,300,000)
Net income	15,430,189	15,430,189	6,169,576	4,628,223	41,658,177

Balance at December 31, 2011	49,027,584	49,027,584	19,603,091	14,705,627	132,363,886
Distributions	(13,001,040)	(13,001,040)	(5,198,310)	(3,899,610)	(35,100,000)
Net income	16,278,643	16,278,643	6,508,820	4,882,713	43,948,819

Balance at December 31, 2012	$52,305,187	$52,305,187	$20,913,601	$15,688,730	$141,212,705

The accompanying notes are an integral part of these financial statements.

FORT UNION GAS GATHERING, L.L.C.

Notes to Financial Statements

Note 1 — Organization

Fort Union Gas Gathering, L.L.C. (the “Company”) is a Delaware limited liability company.  The Company was formed in 1999 to construct and operate a natural gas gathering system in Wyoming’s Powder River Basin.  The members’ interests of the Company at December 31, 2012 and 2011 are as follows:

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

Imbalances

Imbalances represent differences between gas receipts from customers (shippers) and gas deliveries to pipelines.  Natural gas imbalances are settled in natural gas volumes, subject to the various contract terms.  The Company values gas imbalances at the appropriate market price.  The pipelines into which the Company delivers the majority of transported volumes settle all imbalances on a monthly basis.  The Company in turn settles all imbalances with shippers on the Company’s system on a monthly basis.  At December 31, 2012 and 2011, the

Company had an imbalance payable of $457 and imbalance receivable of $1,964, respectively.

Fuel

The Company is entitled to recoup fuel costs from shippers based upon actual fuel used in operations.  The Company collects fuel charges based upon estimated fuel costs, which are adjusted periodically to account for differences between estimated fuel charges and actual fuel used.  Accumulated differences are recorded as a receivable from or liability to the shippers.  The Company records receivables and payables based upon the fair market price of fuel in the month in which the differences were generated.  As the fuel rates are adjusted to account for historical differences, the Company reduces the receivable or payable at the current month average price.  At December 31, 2012 and 2011, the Company had net fuel payables of $0 and $2,008,604, respectively, which are included in accrued liabilities on the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at cost.  Repairs and maintenance are charged to expense as incurred.  Expenditures that extend the useful lives of the assets are capitalized.  The historical costs and related accumulated depreciation of assets retired or otherwise disposed of are written off and any resulting loss on the retirement is reflected in the current period depreciation expense.  The gain or loss on sale of an asset is reflected in general and administrative expense in the period in which the asset was sold.  Depreciation is provided on a straight-line basis over the estimated useful life for each asset.  Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $8,042,176, $7,906,202 and $7,653,926, respectively.

Property and equipment included the following:

		December 31,
	Useful Lives	2012	2011
Gathering lines and related equipment	30 years	$238,352,462	$238,402,713
Computers and communication equipment	3–5 years	6,742	6,742
		238,359,204	238,409,455
Less accumulated depreciation		(52,102,657)	(44,220,481)
Property and equipment, net		$186,256,547	$194,188,974

The Company capitalizes interest on major projects during extended construction time periods.  The Company capitalized $0, $0 and $337,111 of interest related to projects during the years ended December 31, 2012, 2011 and 2010, respectively.

Other Assets

Other assets consist of costs associated with securing debt and rights-of-way agreements.

	December 31,
	2012	2011
Debt issuance costs	$1,078,324	$1,078,324
Less accumulated amortization	(1,018,417)	(838,696)
Rights-of-way	2,552,126	2,552,126
Less accumulated amortization	(881,421)	(796,317)
Other assets, net	$1,730,612	$1,995,437

The Company amortizes the cost of securing debt using a method which approximates the effective interest method.  During each of the years ended December 31, 2012, 2011 and 2010, the Company recorded $179,721 of amortization of deferred financing costs as interest expense.

The Company amortizes existing intangible assets and any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable. Initial costs of acquiring new intangible assets are amortized over the estimated useful life of the related tangible assets.  Any related renewals or extension costs of intangible assets are expensed over the contract term using the straight-line method.  During each of the years ended December 31, 2012, 2011 and 2010, amortization expense related to rights-of-way agreements was $85,104.  For the years ended December 31, 2012 and 2011, the weighted average amortization period for rights-of-way agreements was 19 and 20 years, respectively.  Estimated aggregate amortization expense is approximately, $85,000 for 2013, $85,000 for 2014, $85,000 for 2015, $85,000 for 2016 and $85,000 for 2017.

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

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result generally from the acquisition, construction, development or normal operation of the asset.  When an ARO is incurred, the Company recognizes a liability for the fair value of the ARO and an increase the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value and recognized as accretion expense each period, and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset.  Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss on settlement.  The Company has recorded AROs related to (i) rights-of-

way and easements over property it does not own and (ii) regulatory requirements where a legal or contractual obligation exists upon abandonment of the related facility.

The following table presents information regarding the Company’s AROs:

ARO liability balance, December 31, 2010	$119,514
Accretion for conditional obligations	11,952
ARO liability balance, December 31, 2011	131,466
Accretion for conditional obligations	13,146
ARO liability balance, December 31, 2012	$144,612

At December 31, 2012 and 2011, there were no assets legally restricted for purposes of settling AROs.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, debt and interest rate swaps.  Except for debt, the carrying amounts of financial instruments approximate fair value due to their short maturities.  Interest rate swap liabilities are recorded at fair value in the accompanying balance sheets.  At December 31, 2012 and 2011, the fair value of the Company’s debt was estimated to be $58,400,622 and $71,604,253, respectively.  The Company considers this debt as a Level 2 fair value measurement under the fair value hierarchy and estimated the fair value based on similar debt transactions and market information.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable at December 31, 2012 and 2011 result from the gathering and treating of gas for other companies in the oil and gas industry.  This concentration of customers may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions.  Such receivables are generally not collateralized.  However, the Company performs credit evaluations on all its customers to minimize exposure to credit risk.  During the years ended December 31, 2012, 2011 and 2010, the Company recorded an allowance for doubtful accounts of $82,600, $0 and $0, respectively.

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

Subsequent Events

The Company’s management believes that the disclosures are adequate to make the information presented not misleading.  In the preparation of these financial statements, the Company’s management evaluated subsequent events through March 27, 2013, the issuance date of the financial statements.

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

Note 4 — Interest Rate Swap Agreements

The Company’s interest rate exposure results from variable rate borrowings under its debt agreements.  The Company manages a portion of its interest rate exposure by utilizing interest rate swaps, which allows the Company to convert a portion of variable rate debt into fixed rate debt.  At December 31, 2012 and 2011, the Company held notional amounts of $38,760,000 and $47,880,000, respectively, in interest rate swaps.  The fixed rates on these agreements range from 4.235% to 4.248% and they mature April 2013.

The fair value of these interest rate swaps is determined based on the amount at which the fixed interest rate differs from the quoted market rate.  As of December 31, 2012 and 2011, the fair values of these interest rate swaps were a liability of $742,765 and $2,269,094, respectively.  Changes in the fair value of unsettled interest rate swaps and realized losses on settled positions are recorded as interest expense.  During the years ended December 31, 2012, 2011 and 2010, the Company paid settlements of $1,709,287, $2,151,699 and $2,484,712, respectively, under these swap agreements.

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

	Fair Value Measurement on Hedging Instruments(a)
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate derivatives:
Short-term — Not designated(b)	$—	$742,765	$—	$742,765	$—	$1,628,590	$—	$1,628,590
Long-term — Not designated(c)	—	—	—	—	—	640,504	—	640,504
Total	$—	$742,765	$—	$742,765	$—	$2,269,094	$—	$2,269,094
Total designated	$—	$—	$—	$—	$—	$—	$—	$—
Total not designated	$—	$742,765	$—	$742,765	$—	$2,269,094	$—	$2,269,094

(a) Instruments re-measured on a recurring basis

(b) Included on the balance sheets as a current liability under the heading of “Interest rate swap agreements”

(c) Included on the balance sheets as a noncurrent liability under the heading of “Interest rate swap agreements”

The following table presents derivatives that are not designated as cash flow hedges:

The Effect of Derivative Instruments on the Statements of Operations

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Loss Recognized in Income on Derivative	Statements of Operations Location
Year ended December 31, 2012
Interest rate	$183,000	Interest and other financing costs
Total	$183,000
Year ended December 31, 2011
Interest rate	$456,020	Interest and other financing costs
Total	$456,020

Note 5 — Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
Term loan, with principal payments and interest due quarterly; interest payable at the prime rate plus 0.5% or LIBOR plus 1.5% (1.8% and 1.93% at December 31, 2012 and 2011, respectively)	$58,446,000	$72,198,000
Less current portion of long-term debt	(13,752,000)	(13,752,000)
Long-term debt	$44,694,000	$58,446,000

The Company’s debt is secured by its fixed assets.  The credit agreement for the Company’s debt includes covenants and restrictions.  The Company must maintain a certain debt service ratio and must submit written notice to the banks for distribution to members and reimbursement of administrative and management fees.  The Company is in compliance with the financial covenants under the credit agreement as of December 31, 2012.

On March 27, 2013, the Company amended the term loan agreement to extend the maturity date from April 30, 2013 to January 31, 2017.  Under the amended term loan agreement, quarterly principal payments of $3,438,000 will commence on April 30, 2013 and the interest will be payable at LIBOR plus 1.75%.

Note 6 — Related Party Transactions

As of December 31, 2012, related party accounts receivable include receivables from three members (or their affiliates) representing 25%, 56% and 0%, of total accounts receivable.  As of December 31, 2011, related party accounts receivable include receivables from three members (or their affiliates) representing 77%, 18% and 3% of total accounts receivable.  At December 31, 2012 and 2011, accounts receivable includes $8,737,890 and $6,731,269, respectively, due from these members (or their affiliates).

Substantially all of the Company’s revenues are from the Company’s members or their affiliates.  The portion of revenue that included gathering and treating fees from the members and affiliates is as follows:

	December 31,
	2012	2011	2010
Copano	12%	10%	9%
Crestone	1	4	5
Western	39	36	49
WPX	48	49	35
Total	100%	99%	98%

The Company purchases certain services from Western, Crestone and Copano.  These services include operation, management and administrative services related to the gathering system.  For the year ended December 31, 2012, the Company incurred $4,828,248 for reimbursement of actual expenses paid by Western, $359,856 for reimbursement of actual expenses paid by Crestone and $1,515,376 for reimbursement of actual expenses paid by Copano.  For the year ended December 31, 2011, the Company incurred $4,964,208 for reimbursement of actual expenses paid by Western, $341,100 for reimbursement of actual expenses paid by Crestone and $1,480,940 for reimbursement of actual expenses paid by Copano.  For the year ended December 31, 2010, the Company incurred $5,209,926 for reimbursement of actual expenses paid by Western, $338,388 for reimbursement of actual expenses paid by Crestone and $891,754 for reimbursement of actual expenses paid by Copano.

Accounts payable due to related parties at December 31, 2012 and 2011 include $191,043 and $663,531, respectively, due to members (or their affiliates) for capital expenditures and services rendered.

During the years ended December 31, 2012, 2011 and 2010, the Company reimbursed Western $0, $0 and $2,698,199, respectively, for capital expenditures paid by Western on behalf of the Company related to the Company’s pipeline expansion.

During 2010, the Company sold approximately 20,000 feet of 24-inch pipe to a subsidiary of Copano for $810,191.

Management believes that the terms of these transactions are fair to the Company; however, it cannot be certain that such transactions have terms as favorable to the Company as could have been achieved with an unaffiliated entity.

Note 7 — Commitments and Contingencies

The Company has various operating leases for office facilities and equipment, which all have month-to-month terms.  Total rental expense included in operating expense for the years ended December 31, 2012, 2011 and 2010 was $209,527, $232,075 and $236,316, respectively.

Regulatory Compliance

In the ordinary course of business, the Company is subject to various laws and regulations.  In the opinion of the Company’s management, compliance with existing laws and regulations will not materially affect the Company’s financial position, results of operations or cash flows.

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